Form 10-Q
period 1998-03-31
STEVEN MYERS & ASSOCIATES INC
filed 1998-05-15
CIK 1050031

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended MARCH 31, 1998
                                   --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   --------------------

Commission file number
                        -----------------------------------


                        STEVEN MYERS & ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                     33-0080929
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


           4695 MACARTHUR COURT, EIGHTH FLOOR, NEWPORT BEACH, CA 92660
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 975-1550
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes__X__ No_____

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                            Outstanding at
                   Class                    March 31, 1998
               ------------                 --------------
               Common Stock                   15,000,000

                         STEVEN MYERS & ASSOCIATES, INC.


                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX

PART    I.     FINANCIAL INFORMATION

Item    1.     Financial Statements

               Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997

               Statements of Earnings for the three months ended March 31, 1998 and 1997 (unaudited)

               Statements of Cash Flows for the three months ended March 31, 1998 and 1997 (unaudited)

               Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.       OTHER INFORMATION

Item    2.     Changes in Securities; Use of Proceeds from Registered Securities

Item    6.     Exhibits and Reports on Form 8-K

                         STEVEN MYERS & ASSOCIATES, INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      MARCH 31, 1998   DECEMBER 31, 1997
                                                                      --------------   -----------------
                                   ASSETS

Current assets:
   Cash                                                                   $ 17,516         $    150
   Accounts receivable, net of allowance of $10 and $0
   at March 31, 1998 and December 31, 1997, respectively                     5,917            4,245
   Other accounts receivable                                                  --                  8
   Prepaid expenses and other current assets                                   342              414
                                                                          --------         --------

              Total current assets                                          23,775            4,817

Property and equipment, net                                                    345              378
Other assets                                                                    55              136
                                                                          --------         --------

              Total assets                                                $ 24,175         $  5,331
                                                                          ========         ========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                       $     97         $    280
   Current portion of long-term debt                                            11              786
   Accrued salaries, wages and payroll taxes                                 3,972            2,574
   Accrued bonus                                                               811              736
   Income taxes payable                                                      1,042               53
   Other liabilities                                                           209              287
                                                                          --------         --------

              Total current liabilities                                      6,142            4,716

Deferred tax liability                                                         161             --
Long-term debt, excluding current portion                                        8            6,943
                                                                          --------         --------

              Total liabilities                                              6,311           11,659

Stockholders' equity (deficit):
   Common stock, no par value                                                  150                5
   Additional paid-in capital                                               22,645              316
   Due from stockholder                                                       --               (679)
   Accumulated deficit                                                      (4,931)          (5,970)
                                                                          --------         --------

              Total stockholders' equity (deficit)                          17,864           (6,328)
                                                                          --------         --------

              Total liabilities and stockholders' equity (deficit)        $ 24,175         $  5,331
                                                                          ========         ========

                         STEVEN MYERS & ASSOCIATES, INC.
                             STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA
                                   (UNAUDITED)


                                                        MARCH 31, 1998     MARCH 31, 1997
                                                        --------------     --------------
Net revenues                                                $ 10,659         $  7,229
Cost of revenues                                               5,988            3,865
                                                            --------         --------
        Gross profit                                           4,671            3,364

Selling, general and administrative expenses                   1,746            1,181
                                                            --------         --------
        Operating income                                       2,925            2,183

Other (income) expense:
    Interest expense                                              70              124
    Other income , net                                          (139)            (174)
                                                            --------         --------
        Earnings  before income taxes                          2,994            2,233

Income tax expense                                             1,245                0
                                                            --------         --------
        Net earnings                                        $  1,749         $  2,233
                                                            ========         ========

Earnings per common share:
         Basic                                              $   0.12
         Diluted                                                0.12
                                                            ========

Weighted average common shares used in computing
  per share amounts:
         Basic                                                14,347
         Diluted                                              14,431
                                                            ========
--------------------------------------------------------------------------------------
PRO FORMA SUPPLEMENTAL DATA (UNAUDITED):

Earnings before income taxes, as reported                   $  2,994         $  2,233

Pro forma adjustment to selling, general, and
  administrative expenses                                       --                326
                                                            --------         --------
Pro forma earnings before income tax expense                   2,994            1,907

Pro forma income tax expense                                   1,245              762
                                                            --------         --------
               Pro forma net earnings                       $  1,749         $  1,145
                                                            ========         ========

Pro forma earnings per common share:
         Basic                                              $   0.12         $   0.09
         Diluted                                                0.12             0.09
                                                            ========         ========

Weighted average common shares used in computing pro
   forma per share amounts:
         Basic                                                14,347           12,948
         Diluted                                              14,431           12,948
                                                            ========         ========

         The pro forma adjustments include the elimination of salaries and bonuses paid to three principal executive officers (which have historically been included in selling, general, and administrative expenses) in excess or less than $2.7 million ($675,000 per quarter) in the aggregate (the maximum salaries and bonuses payable for 1998 under the Executive Compensation Program) and adjustments for Federal and state income tzxes as if the Company had been taxed as a C corporation rather than an S corporation.

         Pro forma share and per share amounts reflect a conversion of all outstanding shares of Series A and B common stock of the Company into an aggregate of 12.9 million shares of common stock effected upon the consummation of the initial public offering.

         Supplemental earnings per share has been computed by dividing supplemental net income by the weighted average number of shares of common stock outstanding during the period. Supplemental net income per share information is calculated under Statement of Financial Accounting Standard No. 128 "Earnings per Share."

         Earnings per common share is not presented for 1997 because it is not meaningful.

                         STEVEN MYERS & ASSOCIATES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              MARCH 31, 1998    MARCH 31, 1997
                                                                              --------------    --------------
Cash flows from operating activities:
    Net Earnings                                                                $  1,749         $  2,233
    Adjustments to reconcile net earnings to net cash provided by operating activities:
           Provision for doubtful accounts                                            10             --
           Depreciation and amortization                                              44               29
           Gain on sale of fixed assets                                             --               (137)
           Changes in assets and liabilities:
                Accounts receivable                                               (1,682)            (471)
                Prepaid expenses and other current assets                             80             (211)
                Other assets                                                          81                2
                Accounts payable                                                    (183)            (261)
                Accrued salaries, wages, and payroll taxes                         1,398           (1,454)
                Accrued bonuses                                                       75              150
                Income taxes payable                                                 989             --
                Deferred tax liability                                               161             --
                Accrued dividends payable                                           --              1,230
                Other liabilities                                                    (78)             (58)
                                                                                --------         --------

                     Net cash provided by operating activities                     2,644            1,052
                                                                                --------         --------

Cash flows from investing activities:
    Net purchases of property and equipment                                          (11)            --
    Net proceeds from sale of property and equipment                                --                  6
    Repayment from stockholder                                                       679             --
                                                                                --------         --------

                     Net cash provided by investing activities                       668                6
                                                                                --------         --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                        22,474               51
    Advances (repayments) of long-term debt                                       (7,710)           4,990
    Distribution to shareholders                                                    (710)          (1,230)
    Common stock repurchase                                                         --             (5,863)
                                                                                --------         --------

                     Net cash provided by (used in) financing activities          14,054           (2,052)
                                                                                --------         --------

                              Net increase (decrease) in cash                     17,366             (994)

Cash at beginning of period                                                          150            1,927
                                                                                --------         --------

Cash at end of period                                                           $ 17,516         $    933
                                                                                ========         ========

Supplemental disclosure:
    Cash paid during the period for:
                Interest                                                        $    147         $     38
                Income taxes                                                          94                8
                                                                                ========         ========


Supplemental schedule of noncash investing activity:
    In January 1997, the Company sold the Hawker Jet to an affiliated company for $5,635,000. Terms of payment included $5,000 cash and transfer of the related long-term notes payable of $5,630,000.

                         STEVEN MYERS & ASSOCIATES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of Steven Myers and Associates, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

         The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

         The financial statements for the three months ended March 31, 1998 include information from January 1, 1998 through January 28, 1998, during which the Company was an S corporation. Prior to converting from an S corporation to a C corporation, the Company did not pay Federal income taxes and had 12,900,000 shares of common stock outstanding.

         In addition, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997. Supplementary information which includes the historical pro-forma financial statements of the Company prior to its initial public offering ("IPO") is included in Form S-1 filed by the Company with the Securities and Exchange Commission on November 21, 1997 as amended (the "S-1"). Due to the Company converting from an S corporation to a C corporation, the information found in the S-1 filing includes restated historical income statement information to allow for better and fairer comparisons going forward. These restatements reflect the elimination of salaries and bonuses paid to three principal executive officers (which have historically been included in selling, general, and administrative expenses) in excess or less than $2.7 million ($675,000 per quarter) in the aggregate (the maximum salaries and bonuses payable for 1998 under the Company's Executive Compensation Program) and adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation during such period. Income tax expense for the first quarter of 1998 includes approximately one month in which the Company was still an S corporation and was not required to pay Federal and most state income taxes and two months in which the Company was a C corporation and was required to pay federal and state taxes.

         Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

NOTE 2.  INITIAL PUBLIC OFFERING

         The Company completed an initial public offering ("IPO") of Common Stock during January 1998. Of the 3,150,000 shares of Common Stock sold in the IPO, 1,050,000 were sold by existing shareholders and 2,100,000 were sold by the Company, generating $23,436,000 in proceeds to the Company, net of offering expenses of $1,764,000.

         The Company made cash payments of S corporation distributions (the "S Corporation Dividend") to shareholders totaling $710,000. The S Corporation dividend represented the undistributed earnings of the Company taxed or taxable to the shareholders through the date of the IPO. The dividends were accrued January 28, 1998 and paid February 5, 1998. Cash provided from the operating activities of the Company prior to the IPO was used to fund the dividend payment.

NOTE 3.  INCOME TAX PROVISION AND PRO FORMA FINANCIAL DATA

         Prior to the IPO, the Company and its shareholders elected to be treated as an S corporation under the Internal Revenue Code of 1986, as amended (the "Code"). Under the provisions of the Code, the Company's shareholders included their pro rata share of the Company's income on their personal tax returns. Accordingly, the Company was not subject to Federal and most state income taxes.

         Historical pro forma figures and pro forma net income per share figures are presented as if the Company had been taxed as a C corporation for the periods presented. The pro forma tax provision has been calculated assuming a 40% combined effective tax rate.

         In January 1998, the Company still operated as an S corporation; thus, the income statement presentation for the three months ending March 31, 1998, includes only appropriate federal and state income taxes for the period in which the Company has been a C corporation. Upon termination of the S corporation status on January 28, 1998, the Company recorded a tax expense resulting from the establishment of net deferred tax liabilities of approximately $510,000, which was based upon temporary book to tax differences existing at the date of termination of the Company's S corporation status.

NOTE 4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NET INCOME PER SHARE

         Basic net income per common share is computed based on weighted average common shares outstanding during the period. Diluted net income per common share is computed based on weighted average common shares and common equivalent shares (stock options) outstanding during the period. The Company currently has 15,000,000 shares of common stock outstanding. As of December 31, 1997, there were 12,900,000 shares of common stock outstanding.

         Pursuant to Statement of Financial Accounting Standards No. 128, basic and diluted earnings per share have been included. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period and shares repurchased during the period shall be weighted for the portion of the period that they were outstanding. Diluted earnings per share is consistent with that of basis earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. The Company's diluted earnings per share is calculated by arriving at basic earnings per share and factoring in the dilutive effect of the 790,000 options issued in January 1998 under the Company's 1997 Stock Option Plan (using the treasury stock method and the initial public offering price per share). The dilutive effect of the options was insignificant. Basic earnings per common share is equal to diluted earnings per common share.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS CONCERNING FORWARD-LOOKING STATEMENTS

         From time to time, Steven Myers & Associates, Inc. (the "Company", or "SM&A"), through its management, may make forward-looking public statements, such as statements concerning then expected future revenues or earnings or concerning projected plans, performance, contract procurement as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in press releases or informal statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

         The Company wishes to caution readers not to place undue reliance on these forward-looking statements which speak only as of the date on which they are made. In addition, the Company wishes to advise readers that the factors listed below, as well as other factors not currently identified by management, could affect the Company's financial or other performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement.

         The Company will not undertake and specifically declines any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events which may cause management to re-evaluate such forward-looking statements.

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

Dependence on Defense Industry. A substantial portion of the Company's revenues are derived from proposal management services, including proposal development centers, related to government procurement contracts. For the foreseeable future, the Company expects that the percentage of its revenues attributable to such contracts will continue to be substantial. In the future, U.S. Government expenditures for defense products may decline with such reductions having an effect on the Company's clients, or, indirectly, the Company. A number of trends may contribute to such a decline, including: (i) large weapon systems being replaced with smaller, more precise high technology systems, (ii) multiple procurements for similar weapons being consolidated into joint service procurements, (iii) threat scenarios transitioning from global conflicts to regional conflicts, and (iv) the continuing draw down of U.S. military forces in response to the end of the Cold War. In the event expenditures for products of the type manufactured by the Company's clients are reduced and not offset by other new programs or products, there will be a reduction in the volume of contracts or subcontracts to be bid upon by the Company's clients and, as a result, a reduction in the volume of proposals managed by the Company. Unless offset, such reductions could materially and adversely affect the Company's business, operating results and financial condition.

Risks of Government Contracting. The Company, through its government-contractor clients, is subject to risks associated with compliance with governmental regulations. The fines and penalties which could result from noncompliance with appropriate standards and regulations, or a client's suspension or debarment from the bidding process for future government contracts could have a material adverse effect on the Company's business, operating results and financial condition. The Company relies for the continuance and expansion of its business on a facility security clearance from the U.S. Government, and individual security clearances, at various levels, for nearly all members of its staff. There can be no assurance that necessary security clearances will continue to be made available by the U.S. Government.

Client Concentration. SM&A derives a significant portion of its revenues from a relatively limited number of clients. Clients typically retain the Company for major proposals as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate an engagement at any time without a significant penalty. Moreover, there can be no assurance that the Company's existing clients will continue to engage the Company for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect the Company's business, financial condition and results of operations. In addition, the level of the Company's services required by an individual client may diminish over the life of its relationship with the Company, and there can be no assurance that the Company will be successful in establishing relationships with new clients as this occurs.

Competition and Market Penetration. The market for proposal management services in the procurement of government and commercial contracts for aerospace and defense is a niche market with a number of competitors. The Company principally competes with numerous smaller proposal management companies in this highly specialized industry. The Company also competes with some of its clients' internal proposal development resources. The Company has recently entered and seeks to achieve significant growth in the contract support services market. The market for services in the contract support industry is competitive, highly fragmented and subject to rapid change. Such competition is likely to increase in the future. Many of the Company's competitors have greater personnel, financial, technical and marketing resources than the Company. The Company also competes with its clients' in-house resources. This source of competition may increase as consolidation of the aerospace and defense industry creates larger organizations. Although the Company believes that it has the ability to further penetrate the contract support services market, there can be no assurance that the Company will be successful in such efforts. In addition, significant further expense for sales and marketing may be required to promote a major expansion of the Company's services in such area. If the Company is unsuccessful in its efforts to penetrate further the market for such services, or if its historical win rate in the proposal management business drops significantly, the Company's growth prospects could be materially and adversely affected.

Management of Growth. The Company's business involves the delivery of services through an experienced team of trained professionals. The Company's success depends in large part upon its ability to attract, develop, motivate and retain highly-skilled professionals and administrative employees. The Company has experienced significant growth in recent years and intends to pursue further growth as part of its business strategy. This growth strategy will require an increase in the Company's personnel, particularly skilled systems engineers and program managers. Qualified professionals are currently in great demand and there is significant competition for employees with the requisite skills from other major and boutique consulting firms, research firms, government contractors, proposal management or business acquisition departments of major corporations and other professional services firms. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary to pursue its growth strategy. There can be no assurance that the Company will be able to maintain or accelerate its current growth, effectively manage its expanding operations or achieve planned growth on a timely or profitable basis. To the extent the Company is unable to manage its growth effectively and efficiently, the Company's business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Possible Acquisitions. An element of SM&A's growth strategy is to expand its operations through the acquisition of complementary businesses. The Company has no prior history of making acquisitions and there can be no assurance that the Company will be able to identify, acquire, profitably manage or successfully integrate any such businesses into the Company without incurring substantial expenses, delays or other operational or financial problems. Moreover, competitors of the Company are also soliciting potential acquisition candidates, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition. Further, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, increased costs to improve managerial, operational, financial and administrative systems, legal liabilities, and increased interest expense and amortization of acquired intangible assets, some or all of which could materially and adversely affect the Company's business, operating results and financial condition. Client satisfaction or performance problems at a single acquired firm could have a materially adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings or performance at levels historically enjoyed by the Company. The failure of the Company to manage its acquisition strategy successfully could materially and adversely affect the Company's business, operating results and financial condition.

OVERVIEW

         The Company is the largest proposal management company in the United States. The Company's proprietary proposal management processes and team of approximately 175 highly experienced professionals help its clients to achieve a higher probability of winning the government and commercial contracts that are critical to their success. The Company is also significantly expanding systems engineering and program integration services to aerospace, communications and engineering companies.

RESULTS OF OPERATIONS

         The following information sets forth pro forma operating results for the three months ended March 31, 1997. The 1997 amounts reflect pro forma adjustments for (a) the elimination of salaries and bonuses paid to the three principal executive officers (which have historically be included in SG&A expenses) in excess or less than $2.7 million ($675,000 per quarter) in the aggregate (which amount is equal to the maximum salaries and bonuses payable for 1998 under the Executive Compensation Program), and (b) adjustments for federal and state income taxes as if the Company had been taxed as a C corporation at an assumed effective income tax rate of approximately 40%. The pro forma adjustment in clause (a) above is made to provide a more meaningful comparison of the Company's SG&A expenses by recasting historical financials to be consistent with future levels of executive compensation following termination of the Company's S corporation status.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Net revenues. Net revenues increased 48.6% to $10.7 million for the three months ended March 31, 1998 from $7.2 million for the first quarter of 1997. Net revenues from proposal management services were $6.9 million for the three months ended March 31, 1998 compared to $4.3 million for the comparable three months of the prior year, an increase of $2.6 million or 60.5%. Net revenues from proposal development centers ("PDCs") were $2.1 million for the three months ended March 31, 1998, up from $1.4 million for the comparable three months of the prior year, an increase of $0.7 million or 50.0%. Net revenues from contract support services for the three months ended March 31, 1998 were $1.7 million compared to $1.5 million for the three months ended March 31, 1997, an increase of $0.2 million or 13.3%. These increases were the result of continued strong demand for the Company's proposal management services, the establishment of an additional PDC, the Company's increased customer base and expansion of subcontract support activity.

         Gross profit. Gross profit was $4.7 million for the three months ended March 31, 1998 compared to $3.4 million for the three months ended March 31, 1997, an increase of $1.3 million or 38.2%. As a percentage of net revenues, gross profit was 43.9% for the three months ended March 31, 1998, down from 47.2% for the comparable three months of the prior year. This decrease as a percentage of net revenues was primarily attributable to success fees earned in the first quarter of 1997 of $277,000, which earn a 100% margin. There were no success fees earned in the first quarter of 1998.

         SG&A expenses. Selling, general, and administrative expenses for the three months ended March 31, 1998 were $1.7 million compared to $1.5 million for the three months ended March 31, 1997, an increase of 13.3%. The increase was primarily the result of an increase in senior management staff responsible for new employee recruiting and training, and increased facility lease costs. The Company relocated to an expanded facility in June 1997. As a percentage of net revenues, SG&A expenses decreased to 15.9% for the three months ended March 31, 1998, from 20.8% for the comparable three months of the prior year.

         Other (income) expense. Other income was $69,000 for the three months ended March 31, 1998 compared to income of $50,000 for the three months ended March 31, 1997.

         Income tax expense. The Company's income tax expense for the three months ended March 31, 1998 was $1.2 million compared to $762,000 for the three months ended March 31, 1997. The effective tax rate for the first quarter of 1998 was 41.6% compared to 40.0% for the first quarter of 1997. The 1998 rate was higher due to the recognition of net deferred tax liabilities on the date the Company's C corporation election became effective, mitigated by a shorter C corporation period in 1998 as compared to the pro forma C corporation period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity has been cash flow from operations and the timely collection of its accounts receivable. Accounts receivable as of March 31, 1998 was $5.9 million as compared to the March 31, 1997 balance of $4.2 million. Due to a large and diverse client base which consists mostly of Fortune 100 companies, management expects to continue the trend of timely accounts receivable collections.

         The Company's primary source of funds from investing activities for the first quarter of 1998 was the January, 1998 repayment to the Company of the Steven and Paula Myers promissory note dated December, 1996 for $679,000, representing full payment of the original $632,000 note plus all accrued interest. The principal use of cash for investing activities during the three months ended March 31, 1998 and the three months ended March 31, 1997 was for the purchase of office computer equipment used primarily for enhancing the Company's data processing, marketing and financial reporting systems. The Company does not anticipate making any significant capital expenditures in the near future.

         Financing activities provided funds of $22.5 million to the Company in the three months ending March 31, 1998 as a result of the IPO. The primary uses of cash were for the repayment of all outstanding bank debt, payment of IPO related expenses and final S corporation dividends. The Company paid $7.7 million in full payment of the revolving line of credit and term loan facilities, $1.0 million in payment of expenses directly related to the IPO and $0.5 million in full payoff of a note secured by the Company aircraft. In January, 1998, the Company made final S corporation distributions totaling $710,000. The distributions represented the undistributed earnings of the Company taxed or taxable to the shareholders through the date of the IPO.

         The Company believes that remaining net proceeds from the IPO, together with funds generated by operations will continue to provide adequate cash to fund its anticipated operating cash needs, which may include future acquisitions of complementary businesses, for at least the next twelve months. The Company has a $4.0 revolving line of credit facility with a bank. The interest rate on the revolving line of credit agreement is the daily prime rate. The Company has not used the credit facility to finance its working capital needs and, at March 31, 1998, the Company had $4.0 million available under the credit facility. The Company is currently negotiating with lenders regarding a new credit facility.

YEAR 2000

         The Company has performed a review of its internal systems to identify and resolve the effect of Year 2000 software issues on the integrity and reliability of the Company's financial and operational systems. Based on this review, management believes that its internal systems are substantially compliant with Year 2000 issues. In addition, the Company is also communicating with its principal service providers and vendors to ensure Year 2000 issues will not have an adverse impact on the Company. Based upon its internal review and communications with its principal service providers and vendors, the Company believes that the costs of achieving Year 2000 compliance will not have a material adverse impact on the Company's business, operations or financial condition.

RECENTLY ISSUED PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statements. SFAS 130 requires an enterprise to
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. SFAS 130 did not have a material impact on the Company's financial position or results of operations.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statements No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirement for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, information about the revenues derived from the enterprise's product or services, and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. Management has not determined whether the adoption of SFAS 131 will have a material impact on the Company's segment reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

(A)  CHANGES IN SECURITIES

         Pursuant to the Company's 1997 Stock Option Plan (the "1997 Stock Option Plan"), in January 1998 the Company granted to certain employees and associates options to purchase an aggregate of 790,000 shares of Common Stock at an exercise price per share of $12.00. Another 710,000 options are available to grant to employees.

         The Company's 1997 Stock Option Plan provides for the granting of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options") and nonstatutory options. Under the 1997 Stock Option Plan, options covering an aggregate of 1,500,000 shares of the Company's Common Stock may be granted, in each case to directors, employees and consultants of the Company, except that Incentive Stock Options may not be granted to nonemployee directors or nonemployee consultants. The exercise price of Incentive Stock Options must not be less than the fair market value of a share of Common Stock on the date the option is granted (110% with respect to optionees who own at least 10% of the outstanding Common Stock). The Company's Compensation Committee has the authority to determine the time or times at which options granted under the 1997 Stock Option Plan become exercisable, provided that options expire no later than ten years from the date of grant. Options are nontransferable, other than by will and the laws of descent and distribution, and generally may be exercised only by an employee while employed by the Company or within 90 days after termination of employment (one year for termination resulting from death or disability). The 1997 Stock Option Plan terminates in October 2007.

         No underwriter was engaged in connection with the foregoing issuance of securities. Such issuance was made in reliance upon the exemption for the registration requirements afforded by Section 4 (2) of the Securities Act of 1933, as amended. The Company has reason to believe that all of the optionees were familiar with or had access to information concerning the operations and financial condition of the Company, and all of those individuals acquired their options for investment and not with a view to the distribution of such options or the underlying shares of Common Stock.

(B)  USE OF PROCEEDS FROM REGISTERED SECURITIES

         A Registration Statement on Form S-1 (File No. 333-40725) registering 3,150,000 shares of the Company's Common Stock, filed in connection with the Company's IPO, was declared effective by the Securities and Exchange Commission on January 27, 1998. The IPO closed on February 3, 1998 and the offering has terminated. All of the shares covered by the Registration Statement were sold upon termination of the Offering. The Company and its selling shareholders sold, in the aggregate, all 3,150,000 shares registered in the IPO, with an aggregate offering price to the public of $37.8 million through an underwriting syndicate managed by Donaldson, Lufkin & Jenrette Securities Corporation and Lehman Brothers Inc.

         In connection with the IPO, the Company incurred total underwriting discounts and commission expenses of $1.8 million through March 31, 1998. After aggregate underwriting discounts and commissions, the Company's net proceeds from the IPO were $23.4 million. From February 3, 1998 through March 31, 1998, the amount of net offering proceeds used by the Company has been $7.1 million in full payment of all existing revolver and term loan indebtedness with a bank, and $0.3 million towards a full payoff of $0.5 million made on a note secured by the Company aircraft. All other expenses associated with the IPO were paid through working capital generated from operations. The remainder of the net offering proceeds are invested in high quality short-term securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

Exhibit No.
-----------

     3.1  Articles of Incorporation, as amended and restated*

     3.2  Bylaws of the Registrant, as amended and restated*

    10.1  1997 Stock Option Plan, and related form of Stock Option Agreement*

    10.2  Form of Indemnification Agreement*

    10.3  Office Facilities Lease*

    10.4  Hawker Aircraft Sale Agreement*

    10.5  Employment Agreement with Steven S. Myers*

    10.6  Employment Agreement with Kenneth W. Colbaugh*

    10.7 Security and Loan Agreement dated January 2, 1997 between Imperial Bank and the Registrant, First Amendment and Addendum thereto and related Note and Addendum thereto and LIBOR Addendum to Note*

    10.8 Commercial Note dated May 30, 1995 between NationsBank, N.A. and the Registrant and related Aircraft Security Agreement -- Chattel Mortgage, Security Agreement and Unconditional Guaranty of Payment*

    10.9  Steven S. Myers Promissory Note*

    10.10 Company Note*

    10.11 Executive Bonus Plan*

    10.12 Securities Purchase Agreement dated September 25, 1996*

    10.13 Investor Rights Agreement dated September 25, 1996*

    10.14 Security and Loan Agreement and Addendum, Exhibit "A" -- Waiver to Certain Provisions between Imperial Bank and the Registrant*

    11.1  Computation of Earnings per Share

    27    Financial Data Schedule

-----------------
* included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 21, 1997, as amended.


(B)  REPORTS ON FORM 8-K

         No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STEVEN MYERS & ASSOCIATES, INC.



Date: May 14, 1998                          By: /s/ RONALD A. HUNN
                                                --------------------------------
                                                Ronald A. Hunn
                                                Vice President, Chief Financial
                                                Officer and Secretary (Principal
                                                Financial Officer and Principal
                                                Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.           Description

    11.1       Computation of Earnings Per Share

    27         Financial Data Schedules (EDGAR)