Form 10-Q
period 1998-06-30
STEVEN MYERS & ASSOCIATES INC
filed 1998-08-14
CIK 1050031

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  JUNE  30, 1998
                                     ----------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _______________


       Commission file number
                              -----------------


                        STEVEN MYERS & ASSOCIATES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                         33-0080929
-------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)


           4695 MACARTHUR COURT, EIGHTH FLOOR, NEWPORT BEACH, CA 92660
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 975-1550
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

                               Yes  X     No
                                   ---       ---

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                 Outstanding at
                   Class                         June 30, 1998
               ------------                      --------------
               Common Stock                        15,819,743

                         STEVEN MYERS & ASSOCIATES, INC.


                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX



PART    I.     FINANCIAL INFORMATION

Item    1.     Financial Statements

               Consolidated Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997

               Consolidated Statements of Earnings for the three months and six months ended June 30, 1998 and 1997 (unaudited)

               Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 (unaudited)

               Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.       OTHER INFORMATION

Item    2.     Changes in Securities and Use of Proceeds

Item    6.     Exhibits and Reports on Form 8-K

                         STEVEN MYERS & ASSOCIATES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      JUNE 30, 1998   DECEMBER 31, 1997
                                                                      -------------   -----------------
                         ASSETS
Current Assets:
         Cash and cash equivalents                                      $ 16,217         $    150
         Accounts receivable, net allowance for doubtful accounts          9,636            4,245
         Costs and estimated earnings in excess of billings
          on contracts in progress, net of allowance                       2,011             --
         Inventory                                                           198             --
         Other accounts receivable                                            72                8
         Prepaid expenses and other current assets                           684              414
                                                                        --------         --------
           Total current assets                                           28,818            4,817

Goodwill, net                                                             13,859             --
Notes receivable, officers                                                 1,124             --
Property and equipment, net                                                1,346              378
Other assets                                                                 822              136
                                                                        --------         --------
           Total assets                                                 $ 45,969         $  5,331
                                                                        ========         ========

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
         Trade accounts payable                                         $  1,065         $    280
         Current portion of long-term debt                                    11              786
         Accrued salaries, wages, and payroll taxes                        4,332            2,574
         Accrued bonuses                                                     815              736
         Income taxes payable                                                841               53
         Other liabilities                                                    31              287
                                                                        --------         --------
           Total current liabilities                                       7,095            4,716

Deferred rents                                                                52             --
Deferred tax liability                                                       161             --
Other deferreds                                                              492             --
Long-term debt, excluding current portion                                    534            6,943
                                                                        --------         --------
           Total liabilities                                               8,334           11,659

Shareholders' equity (deficit):
         Common stock, no par value                                          158                5
         Additional paid in capital                                       39,953              316
         Due from stockholder                                               --               (679)
         Accumulated deficit                                              (2,476)          (5,970)
                                                                        --------         --------
           Total shareholders' equity (deficit)                           37,635           (6,328)
                                                                        --------         --------
           Total liabilities and shareholders' equity (deficit)         $ 45,969         $  5,331
                                                                        ========         ========

                         STEVEN MYERS & ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Three Months Ended             Six Months Ended
                                                      ------------------------      -----------------------
                                                      June 30,       June 30,       June 30,       June 30,
                                                        1998          1997            1998            1997
                                                      --------       --------       --------       --------
Net Revenues                                          $ 13,462       $  8,544       $ 24,121       $ 15,773
Cost of Revenues                                         7,511          4,792         13,499          8,657
                                                      --------       --------       --------       --------
     Gross Profit                                        5,951          3,752         10,622          7,116

Selling, general and administrative expenses             2,891          1,582          4,637          2,763
                                                      --------       --------       --------       --------
     Operating income                                    3,060          2,170          5,985          4,353

Other (income) expense:
     Interest expense                                       (4)           124             66            248
     Other income, net                                  (1,081)           (24)        (1,220)          (198)
                                                      --------       --------       --------       --------
         Earnings before income taxes                    4,145          2,070          7,139          4,303

Income tax expense                                       1,691             28          2,936             28
                                                      --------       --------       --------       --------
         Net earnings                                 $  2,454       $  2,042       $  4,203       $  4,275
                                                      ========       ========       ========       ========

Earnings per common share:
         Basic                                        $   0.16                      $   0.28
         Diluted                                          0.16                          0.28
                                                      ========                      ========

Weighted average common shares used computing per
     share amounts:
         Basic                                          15,297                        14,825
         Diluted                                        15,630                        15,042
                                                      ========                      ========

-----------------------------------------------------------------------------------------------------------
Pro forma supplemental data:

Earnings before income taxes, as reported             $  4,145       $  2,070       $  7,139       $  4,303

Pro forma adjustment to selling, general and
   administrative expenses                                  --            236             --            562
                                                      --------       --------       --------       --------
Pro forma earnings before income tax expense             4,145          1,834          7,139          3,741

Pro forma income tax expense                             1,691            734          2,936          1,496
                                                      --------       --------       --------       --------
Pro forma net earnings                                $  2,454       $  1,100       $  4,203       $  2,245
                                                      ========       ========       ========       ========

Pro forma earnings per common share:
         Basic                                        $   0.16       $   0.08       $   0.28       $   0.17
         Diluted                                          0.16           0.08           0.28           0.17
                                                      ========       ========       ========       ========

Weighted average common shares used in computing
   pro forma per share amounts:
         Basic                                          15,297         12,948         14,825         12,948
         Diluted                                        15,630         12,948         15,042         12,948
                                                      ========       ========       ========       ========

        The pro forma adjustments include the elimination of salaries and bonuses paid to three principal executive officers (which have historically been included in selling, general and administrative expenses) in excess or less than $2.7 million ($675,000 per quarter) in the aggregate (the maximum salaries and bonuses payable for 1998 under the Executive Compensation Program) and adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

        Pro forma share and per share amounts reflect a conversion of all outstanding shares of Series A and Series B common stock of the Company into an aggregate of 12.9 million shares of common stock effected upon the consummation of the initial public offering.

        Supplemental earnings per share has been computed by dividing supplemental net earnings by the weighted average number of shares of common stock outstanding during the period. Supplemental net earnings per share information is calculated under Statement of Financial Accounting Standard No. 128 "Earnings per Share."

        Historic earnings per share for 1997 is not presented because it is not meaningful.

                         STEVEN MYERS & ASSOCIATES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                           ----------------------------------
                                                                           June 30, 1998        June 30, 1997
                                                                           --------------       --------------
Cash flows from operating activities:
    Net Earnings                                                              $  4,203             $  4,275
    Adjustments to reconcile net earnings to net cash
    provided by operating activities:
              Provision for doubtful accounts                                        2                   --
              Depreciation and amortization                                        140                   62
               Gain on sale of fixed assets                                       (821)                (137)
               Changes in assets and liabilities:
                    Accounts receivable                                           (553)              (1,287)
                    Prepaid expenses and other current assets                     (439)                (391)
                    Other assets                                                    83                  (10)
                    Accounts payable                                            (1,178)                (266)
                    Accrued salaries, wages, and payroll taxes                     280               (1,432)
                    Accrued bonuses                                                 79                  190
                    Income taxes payable                                           789                   --
                    Deferred tax liability                                         161                   --
                    Other deferreds                                                (40)                  --
                    Other liabilities                                             (463)                 (47)
                                                                              --------             --------
                         Net cash provided by operating activities               2,243                  957

Cash flows from investing activities:
    Acquisition, net of cash acquired                                          (17,134)                  --
    Net purchases of property and equipment                                        (95)                (102)
    Net proceeds form sale of property and equipment                                --                    6
    Repayment from stockholder                                                     679                 (768)
                                                                              --------             --------
                         Net cash used in investing activities                 (16,550)                (864)

Cash flows from financing activities:
    Proceeds from issuance of common stock                                      39,790                   51
    Advances (repayments) of long-term debt                                     (8,706)               5,271
    Distributions to shareholders                                                 (710)              (1,230)
    Common stock repurchase                                                         --               (5,863)
                                                                              --------             --------
    Net cash provided by (used in) financing activities                         30,374               (1,771)

    Net increase (decrease) in cash and cash equivalents                        16,067               (1,678)
                                                                              --------             --------
Cash at beginning of period                                                        150                1,927


Cash at end of period                                                         $ 16,217             $    249
                                                                              ========             ========

Supplemental disclosure:
    Cash paid during the period for:
              Interest                                                        $    149             $    159
              Income taxes                                                       1,967                   28
                                                                              ========             ========

Supplemental schedule of noncash investing activity:

        In May 1998, the Company acquired Space Applications Corporation in a stock for stock reverse triangular merger. The acquisition was accounted for as a purchase. The table below gives summary to the effect of the purchase as follows:

        Assets acquired at fair value                               $ 10,537
        Costs in excess of net assets acquired                        12,575
        Liabilities assumed at fair value                             (5,755)
                                                                    --------
             Total acquisition costs                                  17,357
        Less cash acquired                                              (223)
                                                                    --------
             Total acquisition costs, net cash acquired             $ 17,134
                                                                    ========

     In June 1998, the Company sold the Turbo Commander aircraft to an affiliate of the Company's principal shareholder for $880,000. Terms of payment included a note receivable for the total sales price of $880,000.

     In January 1997, the Company sold the Hawker Jet to an affiliate of the Company's principal shareholder for $5,635,000. Terms of payment included $5,000 cash and transfer of the related long-term notes payable of $5,630,000.

                         STEVEN MYERS & ASSOCIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 1.  BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements of Steven Myers & Associates, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

        The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

        The consolidated financial statements include the accounts of the Company and its subsidiaries. As discussed in Note 5, during the three months ended June 30, 1998, the Company acquired Space Applications Corporation ("SAC"). This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial results of SAC from the effective date of this event. SAC provides systems engineering, scientific research, program management support, and military operations support services to the nation's military and civilian space programs, the national intelligence community, and the national defense sector.

        In addition, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997. Supplementary information which includes the historical pro-forma financial statements of the Company prior to its initial public offering is included in Form S-1 filed by the Company with the Securities and Exchange Commission on January 28, 1998 as amended (the "S-1"). Due to the Company converting from an S corporation to a C corporation, the information found in the S-1 filing includes pro forma operating results. These pro formas reflect an adjustment of salaries and bonuses paid to three principal executive officers (which have historically been included in selling, general, and administrative expenses) in excess or less than $2.7 million ($675,000 per quarter) in the aggregate (the maximum salaries and bonuses payable for 1998 under the Company's Executive Compensation Program) and adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation during such period.

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

        The Company made cash payments of S corporation distributions (the "S Corporation Dividend") to shareholders totaling $710,000 which were accrued January 28, 1998 and paid February 5, 1998. The S Corporation Dividend represented the undistributed earnings of the Company taxed or taxable to the shareholders through the date of the IPO. Cash provided from the operating activities of the Company prior to the IPO was used to fund the dividend payment.

\NOTE 3. INCOME TAX PROVISION AND PRO FORMA FINANCIAL DATA

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

        In January 1998, the Company still operated as an S corporation; thus, the consolidated income statement presentation for the six months ended June 30, 1998, includes only appropriate Federal and state income taxes for the period in which the Company had been a C corporation. Upon termination of the S corporation status on January 28, 1998, the Company recorded a tax expense resulting from the establishment of net deferred tax liabilities of approximately $510,000, which was based upon temporary book to tax differences existing at the date of termination of the Company's S corporation status.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NET EARNINGS PER SHARE

        Basic net earnings per common share is computed based on weighted average common shares outstanding during the period. Diluted net earnings per common share is computed based on weighted average common shares and common equivalent shares (stock options) outstanding during the period. The Company currently has 15,819,743 shares of common stock outstanding. As of December 31, 1997, there were 12,900,000 shares of common stock outstanding.

        Pursuant to Statement of Financial Accounting Standards No. 128, basic and diluted earnings per share have been included. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period and shares repurchased during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is consistent with that of basic earnings per share while giving effect to all dilutive potential common shares that were outstanding during the period. The Company's diluted earnings per share is calculated by arriving at basic earnings per share and factoring in the dilutive effect of the 790,000 options issued in January 1998 under the Company's 1997 Stock Option Plan (using the treasury stock method and the average common stock price per share), plus the 175,925 options granted to SAC employees and associates in May 1998, at a 20-day trailing price per share from the issuance date. The dilutive effect of the options was insignificant. Basic earnings per common share is equal to diluted earnings per common share.

NOTE 5. BUSINESS COMBINATION

        On May 29, 1998, the Company issued 819,743 shares of common stock valued at approximately $14,700,000, and stock options with a fair value of $2.6 million for substantially all the outstanding common stock of SAC. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial results of SAC from May 18, 1998, the date the definitive agreement was approved by all relevant parties, and the date of the private placement memorandum for SAC.

        The Company recorded goodwill of approximately $12,575,000 as a result of the SAC purchase. The Company incurred significant costs and expenses in connection with this acquisition, including legal and accounting, and other various expenses. Eligible costs will be capitalized as part of goodwill in accordance with generally accepted accounting principles (GAAP). The assets acquired, including the costs in excess of net assets acquired, and liabilities assumed in the acquisition of SAC are as follows:

(Dollars in thousands)
-----------------------------------------------------
Assets acquired at fair value                $ 10,537

Costs in excess of net assets acquired         12,575

Liabilities assumed at fair value              (5,755)
                                             --------
Total acquisition costs                      $ 17,357
                                             ========

        On July 22, 1998, the Company entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") to acquire Decision-Science Applications, Inc. ("DSA") for approximately $28 million in a stock for stock and cash exchange merger. The merger, the consummation of which is subject to certain conditions set forth in the Merger Agreement, will be comprised of approximately $14 million in stock and $14 million in cash. DSA is a technical services corporation specializing in information systems, software development, electrical engineering, telecommunications and physics.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS CONCERNING FORWARD-LOOKING STATEMENTS

        From time to time, Steven Myers & Associates, Inc (the "Company", or "SM&A"), through its management, may make forward-looking public statements, such as statements concerning then expected future revenues or earnings or concerning projected plans, performance, contract procurement as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in press releases or informal statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

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

        RISKS RELATED TO POSSIBLE ACQUISITIONS. An element of SM&A's growth strategy is to expand its operations through the acquisition of complementary businesses. The Company had no history of making acquisitions prior to the SAC acquisition, and there can be no assurance that the Company will be able to identify, acquire, profitably manage or successfully integrate any other such businesses into the Company without incurring substantial expenses, delays or other operational or financial problems. Moreover, competitors of the Company are also soliciting potential acquisition candidates, which could both increase the price of any acquisition targets and decrease the number of attractive companies available for acquisition. Further, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, increased costs to improve managerial, operational, financial and administrative systems, legal liabilities, and increased interest expense and amortization of acquired intangible assets, some or all of which could materially and adversely affect the Company's business, operating results and financial condition. Client satisfaction or performance problems at a single acquired firm could have a materially adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings or performance at levels historically enjoyed by the Company. The failure of the Company to manage its acquisition strategy successfully could materially and adversely affect the Company's business, operating results and financial condition.

OVERVIEW

        The Company is the largest proposal management company in the United States. The Company's proprietary proposal management processes and team of approximately 410 highly experienced professionals help its clients to achieve a higher probability of winning the government and commercial contracts that are critical to their success, and also provides systems engineering and program integration services to aerospace, communications and engineering companies.

RESULTS OF OPERATIONS

        The following information sets forth pro forma operating results for all periods indicated except the six months ended June 30, 1998, which are historical results of operations. Pro forma amounts reflect adjustments for (a) the elimination of salaries and bonuses paid to the three principal executive officers (which have historically been included in SG&A expenses) in excess or less than $2.7 million ($675,000 per quarter) in the aggregate (which amount is equal to the maximum salaries and bonuses payable for 1998 under the Executive Compensation Program), and (b) adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation at an assumed effective income tax rate of approximately 40%. The pro forma adjustment in clause (a) above is made to provide a more meaningful comparison of the Company's SG&A expenses by recasting historical financials to be consistent with future levels of executive compensation following termination of the Company's S corporation status.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE  30, 1997

        Net revenues. Net revenues for the three months ended June 30, 1998 were $13.5 million compared to $8.5 million for the three months ended June 30, 1997, an increase of $5.0 million or 58.8%. Net revenues from proposal management services were $5.4 million compared to $4.6 million for the comparable three months of the prior year, an increase of $0.8 million or 17.4%. This increase was attributable to an increase in the customer base and number of proposals managed as a result of increased marketing efforts by the Company. Net revenues from Proposal Development Centers ("PDCs") were $2.8 million compared to $2.5 million for the comparable three months of the prior year, an increase of $0.3 million or 12.0%. Net revenues from contract support services for the three months ended June 30, 1998 were $5.3 million compared to $1.4 million for the comparable three months of the prior year, an increase of $3.9 million or 278.6%. The increase in contract support services revenue was due primarily to the acquisition of SAC in May, 1998 which increased the Company's scope of services and customer base in this area of its business.

        Gross profit. Gross profit was $5.9 million for the three months ended June 30, 1998 compared to $3.7 million for the three months ended June 30, 1997, an increase of $2.2 million or 59.5%. As a percentage of net revenues, gross profit was 43.7% for the three months ended June 30, 1998, an increase from 43.5% for the three months ended June 30, 1997. The increase in gross profit as a percentage of revenues was primarily attributable to a more favorable margin mix in the proposal management sector for the three months ended June 30, 1998.

        SG&A Expenses. Selling, general and administrative expenses for the three months ended June 30, 1998 were $2.9 million compared to $1.8 million for the three months ended June 30 of 1997, an increase of $1.1 million or 61.1%. The increase was primarily the result of increased overhead and facility expenses of $0.9 million related to the SAC acquisition, an increase in senior management staff to position the Company for continued growth, and an increase in facility lease costs. The Company relocated to an expanded facility in June 1997. As a percentage of total revenues, SG&A expenses were 21.5% for the three months ended June 30, 1998, up from 21.2% for the three months ended June 30, 1997.

        Other income (expense). Other income was $1.1 million for the three months ended June 30, 1998 compared to an expense of $100,000 for the same three months of 1997. This increase in income was primarily the result of a gain of $0.8 million resulting from the sale of the Company's Turbo Commander aircraft at market value to an affiliate of the Company's principal shareholder. Also, the Company had no bank debt, and recorded interest income of $0.2 million from marketable securities during the three months ended June 30, 1998, compared to interest expense of $0.1 million for the same period in 1997 on bank loan facilities.

        Net earnings. Net earnings were $2.5 million for the three months ended June 30, 1998 compared to $1.1 million for the three months ended June 30, 1997, an increase of $1.4 million or 127.3%.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

        Net revenues. Net revenues for the six months ended June 30, 1998 were $24.1 million compared to $15.8 million for the six months ended June 30, 1997, an increase of $8.3 million or 52.5%. Net revenues from proposal management services were $12.2 million compared to $8.9 million for the comparable six months of the prior year, an increase of $3.3 million or 37.1%. This increase was the result of continued strong demand for the Company's proposal management services, and an increased customer base. Net revenues from PDCs were $4.9 million for the six months ended June 30, 1998 compared to $3.9 million for the six months ended June 30, 1997, an increase of $1.0 million or 25.6%. This increase was attributable to an increase in marketing efforts by the Company to develop additional PDCs at customer sites. Net revenues from contract support services for the six months ended June 30, 1998 were $7.0 million compared to $3.0 million for the same period in 1997, an increase of $4.0 million or 133.3%. The increase in contract support services revenue was due primarily to the acquisition of SAC in May 1998 which increased the Company's scope of services and customer base in this area of its business, as well as increased marketing efforts during 1998 to include contract support agreements with proposal management contracts.

        Gross profit. Gross profit increased to $10.6 million for the six months ended June 30, 1998, up from $7.1 million recorded for the same period in 1997, an increase of $3.5 million or 49.3%. As a percentage of net revenues, gross profit was 44.0% for the six months ended June 30, 1998, compared to 44.9% for the six months ended June 30, 1997. This decrease as a percentage of net revenues was primarily attributable to success fees earned in the first six months of 1997 of $277,000, which earned a 100% margin. There were no success fees earned in the first six months of 1998.

        SG&A expenses. Selling, general and administrative expenses for the six months ended June 30, 1998 were $4.6 million compared to $3.3 million for the six months ended June 30, 1997, an increase of $1.3 million, or 39.3%. The increase was primarily the result of increased overhead and facility expenses of $0.9 million related to the SAC acquisition, an increase in senior management staff to position the Company for continued growth, in addition to an increase in facility lease costs. As a percent of sales, SG&A expenses decreased to 19.1% for the six months ended June 30, 1998 compared to 20.9% for the same period in 1997.

        Other income (expense). Other income for the six months ended June 30, 1998 was $1.2 million compared to an expense of $50,000 for the six months ended June 30, 1997. This increase in income was primarily attributable to a gain recognized on the sale of the Turbo Commander aircraft, and interest income of $0.4 million earned during the first six months of 1998 on proceeds from the Company's IPO in January 1998.

        Net earnings. Net earnings were $4.2 million for the six months ended June 30, 1998 compared to $2.2 million for the six months ended June 30, 1997, an increase of $2.0 million or 90.9%.

LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended June 30, 1998, the Company generated cash flows from operating activities of $2.2 million, compared with $957,000 for the same period of the prior year. This increase was mainly due to increased net revenues and improved operating margins in the current period.

        Net cash used in investing activities was $16.6 million for the six months ending June 30, 1998, compared to $864,000 for the same period of the prior year. The Company's primary source of funds from investing activities during six months ending June 30, 1998 was the January repayment to the Company of the Steven and Paula Myers promissory note dated December, 1996 for $679,000, representing full payment of the original $632,000 note plus all accrued interest. The principal use of cash for investing activities during the six months ended June 30, 1998 was the acquisition of SAC wherein the Company issued 819,743 shares of common stock valued at approximately $14.7 million for substantially all the outstanding common stock of SAC, plus stock option consideration of approximately $2.6 million.

        Net cash provided by financing activities was $30.4 million in the six months ended June 30, 1998, compared to a use of $1.8 million for the same period of the prior year. Financing activities provided funds of $22.5 million to the Company as a result of the IPO and $17.3 million from the acquisition of SAC in the six months ending June 30, 1998. The primary uses of cash for the six months ended June 30, 1998 were for the repayment of $7.1 million of outstanding bank debt of the Company existing at the time of the IPO, payment of $1.0 million for expenses directly related to the IPO, and payment of $1.6 million in full payment of all SAC bank indebtedness existing at the time of the SAC acquisition.

        The Company believes that remaining net proceeds from the IPO, together with funds generated by operations will continue to provide adequate cash to fund its anticipated operating cash needs, which may include future acquisitions of complementary businesses, for at least the next twelve months. The Company has a $4.0 revolving line of credit facility with a bank. The interest rate on the revolving line of credit agreement is the daily prime rate. At June 30, 1998, the Company had $3.5 million available under the credit facility. The Company has signed a financing proposal with a bank for a $25.0 million revolving credit facility to be secured by a first priority security interest in substantially all of the assets of the Company. The terms of the facility will be LIBOR plus an applicable margin from 1.25% to 2.0%, based on the ratio of total indebtedness to earnings before interest and taxes ("EBIT").

INFLATION

        The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs and, whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

YEAR 2000

        The Company has performed a review of its internal systems to identify and resolve the effect of Year 2000 software issues on the integrity and reliability of the Company's financial and operational systems. Based on this review, management believes that its internal systems are substantially compliant with Year 2000 issues. In addition, the Company is also communicating with its principal service providers and vendors to ensure Year 2000 issues will not have an adverse impact on the Company. Based upon its internal review and communications with its principal service providers and vendors to date, the Company believes that the costs of achieving Year 2000 compliance will not have a material adverse impact on the Company's business, operations or financial condition.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(A)  CHANGES IN SECURITIES

        On May 29, 1998, the Company acquired Space Applications Corporation ("SAC") in a stock-for-stock reverse triangular merger (the "Merger"). In connection with such acquisition and in exchange for all of the issued and outstanding SAC common stock and options, the Company issued an aggregate of 819,743 shares of its common stock and 175,925 options to purchase its common stock to the shareholders and option holders of SAC, respectively, consisting mainly of SAC employees, executives and directors. The options permit the grantee thereof to purchase shares of the Company's Common Stock upon the same terms and conditions applicable to such grantee's converted option to purchase Common Stock of SAC under the SAC Nonqualified Stock Option Agreement, subject to the conversion factor set forth in the Merger Agreement. As part of the Merger, the optionholders have agreed that they will not exercise any options to purchase the Company's Common Stock for one year following the effective date of the Merger. The exchange involved 35 or fewer persons not established to the reasonable satisfaction of the Registrant as "accredited investors" under Rule 501(a) of the Securities Act of 1933, as amended (the "Act"), and was consummated in reliance upon Section 4 (2) of the Act, and the rules and regulations thereunder. Pursuant to Rule 506 (b), all investors were either accredited investors, reasonably believed by the Company to have such knowledge and experience in financial and business matters that such investor was capable of evaluating the merits and risks of the investment, or retained a purchaser representative not affiliated with the Company in connection with the transaction.

(B)  USE OF PROCEEDS

        A Registration Statement on Form S-1 (File No. 333-40725) registering 3,150,000 shares of the Company's Common Stock, filed in connection with the Company's IPO, was declared effective by the Securities and Exchange Commission on January 27, 1998. The IPO closed on February 3, 1998 and the offering has terminated. All of the shares covered by the Registration Statement were sold upon termination of the offering. The Company and its selling shareholders sold, in the aggregate, all 3,150,000 shares registered in the IPO, with an aggregate offering price to the public of $37.8 million through an underwriting syndicate managed by Donaldson, Lufkin & Jenrette Securities Corporation and Lehman Brothers Incorporated.

        In connection with the IPO, the Company incurred total underwriting discounts and commission expenses of $1.8 million through March 31, 1998. After aggregate underwriting discounts and commissions, the Company's net proceeds from the IPO were $23.4 million. From February 3, 1998 through June 30, 1998, the amount of net offering proceeds used by the Company has been $7.1 million in full payment of all existing revolver and term loan indebtedness with a bank at the time of the IPO, $0.3 million towards a full payoff of $0.5 million made on a note secured by the Company aircraft, and $1.6 million has been used for repayment of indebtedness of an acquired company. All other expenses associated with the IPO were paid through working capital generated from operations. The remainder of the net offering proceeds are invested in high quality short-term securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

Exhibit No.
-----------

    11.1 -- Computation of Earnings per Share

    27   -- Financial Data Schedule


(b)  REPORTS ON FORM 8-K

        On May 29, 1998, the Company filed with the Securities and Exchange Commission, an interim report on Form 8-K describing the acquisition of Space Applications Corporation.

        On August 3 and August 4, 1998, the Company filed with the Securities and Exchange Commission, interim reports on Form 8-K/A providing consolidated financial information related to the acquisition of Space Applications Corporation.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            STEVEN MYERS & ASSOCIATES, INC.


Date: August 13, 1998                       By: /s/ RONALD A. HUNN
                                                --------------------------------
                                                Ronald A. Hunn
                                                Vice President, Chief Financial
                                                Officer and Secretary (Principal
                                                Financial Officer and Principal
                                                Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------
    11.1       Computation of Earnings Per Share

    27         Financial Data Schedules (EDGAR)