Form 10-Q
period 1998-09-30
SM&A CORP
filed 1998-11-13
CIK 1050031

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _______________

      Commission file number 000-23585
                             ---------

                                SM&A CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                              33-0080929
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


               4695 MACARTHUR COURT, EIGHTH FLOOR, NEWPORT BEACH,
--------------------------------------------------------------------------------
                CA 92660 (Address of principal executive offices)

                                 (949) 975-1550
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                        STEVEN MYERS & ASSOCIATES, INC.
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ].

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                        OUTSTANDING AT
              CLASS                                   SEPTEMBER 30, 1998
           ------------                               ------------------
           Common Stock                                   16,534,579

                                SM&A CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

PART      I.  FINANCIAL INFORMATION

Item      1.  Financial Statements

              Consolidated Condensed Balance Sheets as of September 30, 1998 and
              December 31, 1997

              Consolidated Condensed Statements of Earnings for the three months and nine months ended September 30, 1998 and 1997

              Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1998 and 1997

              Notes to Consolidated Condensed Financial Statements

Item   2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations


PART      II. OTHER INFORMATION

Item      2.  Changes in Securities and Use of Proceeds

Item      6.  Exhibits and Reports on Form 8-K

                                SM&A CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1998             1997
                                                     -------------    ------------
                    ASSETS
Current Assets:
        Cash and cash equivalents                      $  1,936         $    150
         Accounts receivable, net of allowance           13,527            2,975
         Costs and estimated earnings in
            excess of billings on contracts
            in progress, net of allowance                 9,344            1,270
         Inventory                                          174               --
         Other accounts receivable                           60                8
         Prepaid expenses and other current
              assets                                        985              414
                                                       --------         --------
           Total current assets                          26,026            4,817

Goodwill, net                                            33,637               --
Notes receivable, affiliate                               2,924               --
Property and equipment, net                               2,480              378
Deferred tax asset                                          237               --
Other assets                                              2,848              136
                                                       --------         --------
           Total assets                                $ 68,152         $  5,331
                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
         Trade accounts payable                        $  1,469         $    280
         Current portion of long-term debt                   11              786
         Accrued salaries, wages, and payroll taxes       7,786            2,574
         Accrued bonuses                                    148              736
         Income taxes payable                               663               53
         Deferred tax liability                             101               --
         Other liabilities                                   72              287
                                                       --------         --------
           Total current liabilities                     10,250            4,716

Deferred rents                                              185               --
Other deferred liabilities                                  581               --
Bank line of credit                                       3,500            6,409
Long-term debt, excluding current portion                    25              534
                                                       --------         --------
           Total liabilities                             14,541           11,659

Stockholders' equity (deficit):
         Common stock, no par value                         165                5
         Additional paid in capital                      54,309              316
         Due from stockholder                                --             (679)
         Accumulated deficit                               (863)          (5,970)
                                                       --------         --------
           Total stockholders' equity (deficit)          53,611           (6,328)
                                                       --------         --------
           Total liabilities and stockholders'
              equity (deficit)                         $ 68,152         $  5,331
                                                       ========         ========

                                SM&A CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                              --------------------------- ---------------------------
                                              SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                  1998          1997          1998           1997
                                              ------------- ------------- ------------- -------------
Net revenues                                    $ 22,284      $ 10,866       $ 46,405       $ 26,639
Cost of revenues                                  13,619         6,181         27,118         14,838
                                                --------      --------       --------       --------
     Gross profit                                  8,665         4,685         19,287         11,801

Selling, general and administrative expenses       5,768         2,161         10,404          4,923
                                                --------      --------       --------       --------

     Operating income                              2,897         2,524          8,883          6,878

Other (income) expense:
     Interest expense                                 30           130            102            378
     Other, net                                      (17)          (31)        (1,243)          (229)
                                                --------      --------       --------       --------
         Earnings before income taxes              2,884         2,425         10,024          6,729

Income tax expense                                 1,271            77          4,208            105
                                                --------      --------       --------       --------
         Net earnings                           $  1,613      $  2,348       $  5,816       $  6,624
                                                ========      ========       ========       ========

Earnings per common share:
         Basic                                  $   0.10                     $   0.38
         Diluted                                    0.10                         0.37
                                                ========                     ========

Weighted average common shares used
    computing per share amounts:
         Basic                                    16,371                       15,346
         Diluted                                  16,794                       15,674
                                                ========                     ========
----------------------------------------------------------------------------------------------------
Pro forma supplemental data:

Earnings before income taxes, as reported       $  2,884      $  2,425       $ 10,024       $  6,729

Pro forma adjustment to selling,
   general and administrative expenses                --          (315)            --           (878)
                                                --------      --------       --------       --------
Pro forma earnings before income tax expense       2,884         2,110         10,024          5,851

Pro forma income tax expense                       1,271           844          4,208          2,340
                                                --------      --------       --------       --------
Pro forma net earnings                          $  1,613      $  1,266       $  5,816       $  3,511
                                                ========      ========       ========       ========

Pro forma earnings per common share:
         Basic                                  $   0.10      $   0.10       $   0.38       $   0.27
         Diluted                                    0.10          0.10           0.37           0.27
                                                ========      ========       ========       ========

Weighted average common shares used in
   computing pro forma per share amounts:
         Basic                                    16,371        12,948         15,346         12,948
         Diluted                                  16,794        12,948         15,674         12,948
                                                ========      ========       ========       ========



   The pro forma adjustments include the elimination of salaries and bonuses paid to three principal executive officers (which have historically been included in selling, general and administrative expenses) in excess of $2.7 million ($675,000 per quarter) in the aggregate (the maximum salaries and bonuses payable for 1998 under the Executive Compensation Program) and adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

   The above pro forma data does not include the effect of the acquisitions of Space Applications Corporation ("SAC") and Decision-Science Applications, Inc. ("DSA") in May 1998 and August 1998, respectively, as if the acquisitions occurred at the beginning of the periods presented. See note 5 for further pro forma disclosure.

   Pro forma share and per share amounts reflect a conversion of all outstanding shares of Series A and Series B common stock of the Company into an aggregate of
12.9 million shares of common stock effected upon the consummation of the initial public offering.

   Supplemental pro forma earnings per share has been computed by dividing supplemental pro forma net earnings by the weighted average number of shares of common stock outstanding during the period. Supplemental pro forma net earnings per share information are calculated under Statement of Financial Accounting Standard No. 128 "Earnings per Share."

   Historic earnings per share for 1997 is not presented because it is not meaningful.

                                SM&A CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                           NINE MONTHS ENDED
                                                    ------------------------------
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1998             1997
                                                    -------------    -------------
Cash flows from operating activities:
    Net Earnings                                      $  5,816         $  6,624
    Adjustments to reconcile net earnings to
      net cash (used in) provided by operating
      activities:
              Provision for doubtful accounts               96               78
              Depreciation and amortization                780              100
              Gain on sale of fixed assets                (788)            (137)
              Changes in assets and
                liabilities, net of effect of
                acquisitions:
                  Accounts receivable                    2,937           (2,557)
                   Costs and estimated
                     earnings in excess of
                     billings on contracts              (5,479)            (385)
                    Prepaid expenses and other
                      current assets                        52             (935)
                   Deferred tax asset                       13               --
                   Other assets                           (335)              16
                   Trade accounts payable               (1,799)           2,243
                    Accrued salaries, wages, &
                      payroll taxes                     (2,248)             137
                   Accrued bonuses                        (589)             428
                   Income taxes payable                 (1,208)              --
                   Deferred tax liability                1,154               --
                   Other deferred liabilities              (32)              --
                   Other liabilities                      (799)             111
                                                      --------         --------
     NET CASH (USED IN) PROVIDED BY OPERATING
          ACTIVITIES                                    (2,429)           5,723

Cash flows from investing activities:
    Acquisitions, net of cash acquired                 (11,874)              --
    Net purchases of property and equipment               (314)            (136)
    Increase in capitalized software                      (251)              --
    Net proceeds from sale of property and
       equipment                                            --                6
    Repayment from stockholder                             679               --
                                                      --------         --------
        NET CASH USED IN INVESTING ACTIVITIES          (11,760)            (130)

Cash flows from financing activities:
    Proceeds from issuance of common stock              22,421               --
    Borrowings of long-term debt                         3,500           14,645
    Repayment of long-term debt                         (9,236)         (10,200)
    Distributions to shareholders                         (710)          (5,675)
    Common stock repurchase                                 --           (5,812)
                                                      --------         --------
     NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES                                    15,975           (7,042)

    Net increase (decrease) in cash and cash
         equivalents                                     1,786           (1,449)

Cash at beginning of period                                150            1,927
                                                      --------         --------
Cash at end of period                                 $  1,936         $    478
                                                      ========         ========

SUPPLEMENTAL DISCLOSURE:
    Cash paid during the period for:
              Interest                                $    164         $    169

                                                           NINE MONTHS ENDED
                                                    ------------------------------
                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1998             1997
                                                    -------------    -------------
              Income taxes                               3,378              136

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

   In September 1998, the Company sold its approximate 37.0% ownership interest in Savant Corporation to an affiliate of the Company's principal shareholder for its estimated fair value of $2.0 million. Terms of payment included $200,000 cash and a guaranteed note for $1.8 million. The note bears interest of 9.0% and is payable in 30 equal monthly installments through March 2001. There was no gain recognized by the Company on this transaction.

   In August 1998, the Company acquired Decision-Science Applications, Inc. ("DSA") in a stock for stock and cash forward triangular merger. Purchase consideration included 714,839 shares of the Company's common stock valued at approximately $14.4 million and $14.0 million cash. The table below summarizes the acquisition, which was accounted for using the purchase method of accounting:


   DSA                                      (in `000)
   ---                                      ---------
   Assets acquired at fair value            $ 16,100
   Costs in excess of net assets
     acquired                                 21,349
   Liabilities assumed at fair
     value                                    (8,383)
                                            --------
        Total acquisition costs               29,066
   Less cash acquired                         (2,846)
                                            --------
   Total acquisition costs, net of
     cash acquired                          $ 26,220
                                            ========


   In June 1998, the Company sold its Turbo Commander aircraft to an affiliate of the Company's principal shareholder for $880,000. Terms of payment included a note receivable for the total sales price of $880,000. As the aircraft was approximately fully depreciated at the time of sale, the majority of the proceeds were recognized as a gain on sale.

   In May 1998, the Company acquired Space Applications Corporation ("SAC") in a stock for stock reverse triangular merger. Purchase consideration included 819,743 shares of common stock valued at approximately $14.7 million and issuance of stock options with a fair value of approximately $2.7 million. The acquisition was accounted for using the purchase method of accounting. The table below summarizes the effect of the purchase:



   DSA                                      (in `000)
   ---                                      ---------
   Assets acquired at fair value            $ 12,023
   Costs in excess of net assets
      acquired                                11,340
   Liabilities assumed at fair
      value                                   (5,755)
                                            --------
        Total acquisition costs               17,608
   Less cash acquired                           (223)
                                            --------
   Total acquisition costs, net of
      cash acquired                           17,385
                                            ========


   In January 1997, the Company sold its Hawker Jet to an affiliate of the Company's principal shareholder for $5,635,000. Terms of payment included $5,000 cash and transfer of the related long-term notes payable of $5,630,000.

                                SM&A CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 1.  BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated condensed financial statements of SM&A Corporation (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

   The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

   The consolidated condensed financial statements include the accounts of the Company and its subsidiaries. As discussed in Note 5, in August, 1998 the Company acquired Decision-Science Applications, Inc. ("DSA"). The transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial results of DSA from the effective date of this event. DSA's key areas of expertise are in information systems, software development, electrical engineering, telecommunications, and physics. Additionally, in May, 1998 the Company acquired Space Applications Corporation ("SAC"). This transaction was also accounted for as a purchase. The consolidated financial statements include the financial results of SAC from the effective date of this event. SAC provides systems engineering, scientific research, program management support, and military operations support services to the nation's military and civilian space programs, the national intelligence community, and the national defense sector.

   These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997. Supplementary information, which includes the historical pro-forma financial statements of the Company prior to its initial public offering, is included in Form S-1 filed by the Company with the Securities and Exchange Commission on January 28, 1998, as amended (the "S-1"). Due to the Company converting from an S corporation to a C corporation, the information found in the S-1 filing includes pro forma operating results. These pro formas reflect an adjustment of salaries and bonuses paid to three principal executive officers (which have historically been included in selling, general, and administrative expenses) in excess of $2,700,000 ($675,000 per quarter) in the aggregate (the maximum salaries and bonuses payable for 1998 under the Company's Executive Compensation Program) and adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation during such period.

   Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

NOTE 2.  INITIAL PUBLIC OFFERING

   The Company completed an initial public offering ("IPO") of Common Stock during January 1998. Of the 3,150,000 shares of Common Stock sold in the IPO, 1,050,000 were sold by existing shareholders and 2,100,000 were sold by the Company, generating $22,421,000 in proceeds to the Company, net of offering expenses of $1,015,000.

   The Company made cash payments of S corporation distributions (the "S Corporation Dividend") to shareholders totaling $710,000 which were accrued as of January 28, 1998 and paid February 5, 1998. The S Corporation Dividend represented the undistributed earnings of the Company taxed or taxable to the shareholders through the date of the IPO. Cash provided from the operating activities of the Company prior to the IPO was used to fund the dividend payment.

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

   In January 1998, the Company still operated as an S corporation; thus, the consolidated income statement presentation for the nine months ended September 30, 1998 includes only applicable Federal and state income taxes for the period in which the Company had been a C corporation. Upon termination of the S corporation status on January 28, 1998, the Company recorded a tax expense resulting from the establishment of net deferred tax liabilities of approximately $510,000, which was based upon temporary book to tax differences existing at the date of termination of the Company's S corporation status.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NET EARNINGS PER SHARE

   Basic net earnings per common share is computed based on weighted average common shares outstanding during the period. Diluted net earnings per common share is computed based on weighted average common shares and common equivalent shares (stock options) outstanding during the period. As of September 30, 1998, the Company had 16,534,579 shares of common stock outstanding. As of December 31, 1997, there were 12,900,000 shares of common stock outstanding.

   Pursuant to Statement of Financial Accounting Standards No. 128, basic and diluted earnings per share have been included. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Shares issued during the period and shares repurchased during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is consistent with that of basic earnings per share while giving effect to all dilutive potential common share equivalents that were outstanding during the period. The Company's diluted earnings per share is calculated by arriving at basic earnings per share and factoring in the dilutive effect of the 798,000 options issued under the Company's 1997 Stock Option Plan (using the treasury stock method and the average common stock price per share), plus the 272,500 options granted to SAC employees and associates since May 1998.

   The following table illustrates the computation of basic and diluted earnings per common share. Information for the three months and nine months ended September 30, 1997 is based on the pro forma supplemental data presented on the consolidated condensed statements of earnings.

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  -------------------------------     --------------------------------
                                                  SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                     1998                1997              1998               1997
                                                  -------------     -------------     -------------      -------------
                                                                 (in thousands, except per share data)
Numerator:
Numerator for basic and diluted
  earnings per common share - net earnings          $ 1,613            $ 1,266            $ 5,816            $ 3,511
                                                    =======            =======            =======            =======

Denominator:
Denominator for basic earnings
  per share - weighted average shares
  outstanding during the period                      16,371             12,948             15,346             12,948

Incremental common shares attributable
  to dilutive outstanding stock options                 423                 --                328                 --
                                                    -------            -------            -------            -------

Denominator for diluted earnings per
   common share                                      16,794             12,948             15,674             12,948
                                                    =======            =======            =======            =======

Basic earnings per common share                     $  0.10            $  0.10            $  0.38            $  0.27
                                                    =======            =======            =======            =======

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  -------------------------------     --------------------------------
                                                  SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                     1998                1997              1998               1997
                                                  -------------     -------------     -------------      -------------
                                                                 (in thousands, except per share data)
Diluted earnings per common share                   $  0.10            $  0.10            $  0.37            $  0.27
                                                    =======            =======            =======            =======


   REVENUE RECOGNITION

   Proposal Management Services

   The majority of Proposal Management Service activities are provided under "time and expenses" billing arrangements, and revenues are recorded as work is performed. Revenues are directly related to the total number of hours billed to clients and the associated hourly billing rates. Revenues are also derived from success fees offered to clients as a pricing option, and recorded as revenue only upon the attainment of the specified incentive criteria. This success fee is billable by the Company when a contract is won by the client.

   Contract Services

   The majority of the Company's contract services are performed for the United States Government under various cost reimbursable and fixed-price contracts and subcontracts. For financial reporting purposes, the Company records revenue from fixed-price contracts on the percentage-of-completion method. Accrued income is based on the percentage of estimated total income that costs incurred to date bear to estimated total costs after giving effect to the most recent estimates of cost and estimated contract price at completion. Some contracts contain incentive provisions based upon performance in relation to established targets to which applicable recognition has been given in the contract revenue estimates. Since many contracts extend over a long period of time, revisions in cost and price estimates during the progress of work have the effect of adjusting earnings in the current period applicable to performance in prior periods. When the contract estimate indicates a loss, provision is made for the total anticipated loss. In accordance with these practices, contracts in progress are stated at cost plus estimated profit, but not in excess of realizable value. The Company records revenues from cost-reimbursable contracts, including cost-plus-fixed-fee contracts, on the basis of reimbursable costs plus a pro rata portion of the fee.

   Contract costs for services supplied to the U.S. Government, including indirect expenses, are subject to audit by the Government's representatives. All contract revenues are recorded in amounts that are expected to be realized upon final settlement.


NOTE 5. BUSINESS COMBINATIONS

   On August 20, 1998, the Company issued 714,839 shares of common stock valued at approximately $14,375,000, and $14,035,000 cash for all the outstanding common stock of DSA. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial results of DSA from August 1, 1998, the beginning of the accounting period in which the purchase transaction was finalized.

   The Company recorded goodwill of approximately $21,349,000 as a result of the purchase of DSA. The Company incurred significant costs and expenses in connection with this acquisition, including legal, accounting, and various other expenses. Eligible costs have been capitalized as part of goodwill in accordance with generally accepted accounting principles. The assets acquired, the costs in excess of net assets acquired, and the liabilities assumed in the acquisition of DSA are as follows:

DSA                                         (in `000)
---                                         ---------
Assets acquired at fair value               $ 16,100

Costs in excess of net assets acquired        21,349

Liabilities assumed at fair value             (8,383)
                                            --------
     Total acquisition costs                $ 29,066
                                            ========



   On May 29, 1998, the Company issued 819,743 shares of common stock valued at approximately $14,700,000 and stock options with a fair value of $2,657,000 for substantially all the outstanding common stock of SAC. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial results of SAC from May 18, 1998, the date the definitive agreement was approved by all relevant parties, and the date of the private placement memorandum for SAC.

   The Company recorded goodwill of approximately $11,340,000 as a result of the purchase of SAC. The Company incurred significant costs and expenses in connection with this acquisition, including legal, accounting, and various other expenses. Eligible costs have been capitalized as part of goodwill in accordance with generally accepted accounting principles. The assets acquired, the costs in excess of net assets acquired, and the liabilities assumed in the acquisition of SAC are as follows:


SAC                                         (in 000)
---                                         ---------
Assets acquired at fair value               $ 12,023

Costs in excess of net assets acquired        11,340

Liabilities assumed at fair value             (5,755)
                                            --------
Total acquisition costs                     $ 17,608
                                            ========


     The following unaudited pro forma consolidated results of operations for the three months and the nine months ended September 30, 1998 and 1997 assumes the acquisitions of SAC and DSA occurred as of January 1, 1997:

                                      THREE MONTHS ENDED                           NINE MONTHS ENDED
                              ----------------------------------         -----------------------------------
                              SEPTEMBER 30,        SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                1998 (2)              1997 (1)               1998(2)              1997 (1)
                              -------------        -------------         -------------         -------------
                                                  (in thousands, except per share data)
Net revenues                   $   24,756            $   24,712            $   78,132            $   72,271
Net earnings                        1,505                   878                 5,036                 3,407
Earnings per share:
          Basic                      0.09                  0.06                  0.30                  0.22
          Diluted                    0.09                  0.06                  0.30                  0.21

     The pro forma data includes goodwill amortization expense for the acquisitions of SAC and DSA as if the acquisitions occurred on January 1, 1997 and assuming a 30 year estimated useful life.

     The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of SM&A Corporation had the acquisitions occurred at the beginning of the periods presented. The unaudited pro forma financial information does not reflect certain cost savings that may have been realized had the acquisitions been consummated at the beginning of the periods presented. Such savings may have been realized primarily through discontinuance of certain stock repurchase programs and other special incentives paid to employees of SAC and DSA in 1997 and 1998 in addition to scheduled salary and bonus compensation. In addition, the acquisitions may have enabled the Company to achieve additional savings as a result of certain economies of scale with respect to facility costs and various selling, general, and administrative functions. There can be no assurance that the Company would have actually realized any such costs savings had the acquisitions been consummated at the beginning of the periods presented or that the Company will realize any such cost savings in the future.

   (1) The supplemental pro forma information provided for the three months and nine months ended September 30, 1997 is comprised of the supplemental pro forma information for SM&A Corporation (See note 3) combined with the historical financial information of SAC and DSA. The pro forma basic earnings per share figures give effect to 1,258,000 shares of the Company's common stock issued in the Company's IPO to provide the cash paid in the DSA acquisition.

   (2) Stock option transactions recorded by DSA in July 1998, relating to the acquisition by SM&A, have been excluded from the pro forma data.

NOTE 6. LONG TERM DEBT

     In September 1998, the Company entered into a credit agreement with a bank to borrow up to $25,000,000 under a revolving line of credit. The credit agreement, which is secured by a first priority interest in substantially all of the assets of the Company, matures in September 2001 and has two interest rate options; the Bank's Prime rate or LIBOR plus 1.25% to 2.0%, based on the ratio of total indebtedness to earnings before interest and taxes. As of September 30, 1998, the Company had $3,500,000 outstanding under the credit agreement at a Prime rate of 8.50%.


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS CONCERNING FORWARD-LOOKING STATEMENTS

   From time to time, SM&A Corporation, Inc. (the "Company", or "SM&A"), through its management, may make forward-looking public statements, such as statements concerning then expected future revenues or earnings or concerning projected plans, performance, contract procurement as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in press releases or informal statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of
Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

   The Company wishes to caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. In addition, the Company wishes to advise readers that the factors listed below, as well as other factors not currently identified by management, could affect the Company's financial or other performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement.

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

   DEPENDENCE ON DEFENSE INDUSTRY AND U.S. GOVERNMENT. A significant portion of the Company's revenues is derived from proposal management services, including proposal development centers, related to government procurement contracts. A significant portion of the Company's revenues is also derived from contracts or subcontracts with the U.S. Government. For the foreseeable future, the Company expects that the percentage of its revenues attributable to such contracts will continue to be substantial. In the future, U.S. Government expenditures for defense products may decline with such reductions having an effect on the Company's clients, or, indirectly, the Company. A number of trends may contribute to such a decline, including: (i) large weapon systems being replaced with smaller, more precise high technology systems, (ii) multiple procurements for similar weapons being consolidated into joint service procurements, (iii) threat scenarios transitioning from global conflicts to regional conflicts, and
(iv) the continuing draw down of U.S. military forces in response to the end of the Cold War. In the event expenditures for products of the type manufactured by the Company's clients are reduced and not offset by other new programs or products, there will be a reduction in the volume of contracts or subcontracts to be bid upon by the Company's clients and, as a result, a reduction in the volume of proposals managed by the Company. Unless offset, such reductions could materially and adversely affect the Company's business, operating results and financial condition.

   RISKS OF GOVERNMENT CONTRACTING. The Company, both directly and through its government-contractor clients, is subject to risks associated with compliance with governmental regulations. The fines and penalties which could result from noncompliance with appropriate standards and regulations, or a client's suspension or debarment from the bidding process for future government contracts could have a material adverse effect on the Company's business, operating results and financial condition. The Company relies, for the continuance and expansion of its business, on a facility security clearance from the U.S. Government, and individual security clearances, at various levels, for nearly all members of its staff. There can be no assurance that necessary security clearances will continue to be made available by the U.S. Government.

   A significant portion of the Company's revenues is derived from contracts or subcontracts with the U.S. Government. The Company's services are performed pursuant to the following types of contracts: (i) cost reimbursable; (ii) time-and-materials; and (iii) fixed-price contracts and subcontracts. Under fixed-price contracts and time-and-material contracts, the Company bears any risk of increased or unexpected costs that may reduce its profits or cause it to sustain a loss.

   The Company's U.S. Government contracts and subcontracts are subject to termination, reduction or modification as a result of changes in the U.S. Government's requirements or budgetary restrictions, or at the convenience of the U.S. Government. Moreover, when the Company participates as a subcontractor, it is subject to the risk that the primary contractor may fail or become unable to perform its duties and responsibilities as a prime contractor. If a contract were to be terminated for convenience, the Company would be reimbursed for its allowable costs incurred up to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed. To date, the U.S. Government has not terminated any contracts with the Company for convenience.

   Contracts with the U.S. Government are generally complex in nature, and require the Company to comply with numerous U.S. Government regulations regarding discrimination in the hiring of personnel, fringe benefits for employees, safety, safeguarding classified information, responsibility for U.S. Government property, fire prevention, equipment maintenance, record keeping and accounting, management qualifications, drug free work place and numerous other matters. The Company has not experienced any material difficulty in complying with applicable U.S. Government regulations.

   Under certain circumstances the U.S. Government can suspend or bar individuals or firms from obtaining future contracts with the U.S. Government for specified periods of time. Any such suspension or disbarment of the Company or its major clients could have a material adverse effect upon the Company. The books and records of the Company are subject to audit by the Defense Contract Audit Agency, which can result in adjustments to contract costs and fees. If any costs are improperly allocated to a contract, such costs are not reimbursable and, if already reimbursed, will be required to be refunded to the government. Furthermore, if improper or illegal activities are discovered in the course of any audits or investigation, the contractor may be subject to various civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. If the Company becomes subject to penalties or sanctions, such penalties or sanctions could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   COMPETITION AND MARKET PENETRATION. The market for proposal management services in the procurement of government and commercial contracts for aerospace and defense is a niche market with a number of competitors. The Company principally competes with numerous smaller proposal management companies in this highly specialized industry. The Company also competes with some of its clients' internal proposal development resources. The Company has recently entered and seeks to achieve significant growth in the contract support services market. The market for services in the contract support industry is competitive, highly fragmented and subject to rapid change. Such competition is likely to increase in the future. Many of the Company's competitors have greater personnel, financial, technical and marketing resources than the Company. The Company also competes with its clients' in-house resources. This source of competition may increase as consolidation of the aerospace and defense industry creates larger organizations. Although the Company believes that it has the ability to further penetrate the contract support services market, there can be no assurance that the Company will be successful in such efforts. In addition, significant further expense for sales and marketing may be required to promote a major expansion of the Company's services in such area. If the Company is unsuccessful in its efforts to penetrate further the market for such services, or if its current win rate in the proposal management business drops significantly, the Company's growth prospects could be materially and adversely affected.

   MANAGEMENT OF GROWTH. The Company is currently experiencing significant growth and intends to pursue further growth as part of its business strategy. The Company's ability to manage the growth of its operations will require it to continue to improve its operational, financial, and other internal systems. The Company's rapid growth has presented and will continue to present numerous operational challenges, such as the assimilation of financial reporting systems and internal controls. In addition, the Company's success depends in large part upon its ability to attract, develop, motivate, and retain highly-skilled professionals and administrative employees. Qualified professionals are currently in great demand and there is significant competition for employees with the requisite skills from other major and boutique consulting firms, research firms, government contractors, proposal management or business acquisition departments of major corporations and other professional services firms. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary to pursue its growth strategy. There can be no assurance that the Company will be able to maintain or increase its current growth, effectively manage its expanding operations or achieve planned growth on a timely or profitable basis. To the extent the Company is unable to manage its growth effectively and efficiently, the Company's business, financial condition and results of operations could be materially and adversely affected.

   RISKS RELATED TO POSSIBLE ACQUISITIONS. An element of the Company's growth strategy is to expand its operations through the acquisition of complementary businesses. However, there can be no assurance that the Company will be able to identify suitable acquisition candidates or that, if identified, the Company will be able to acquire such companies on suitable terms. Moreover, other companies which may have greater resources than SM&A may compete for acquisition candidates, which could result in an increase in the price of acquisition targets and a decrease in the number of attractive companies available for acquisition.

   There can be no assurance that the anticipated economic, operation and other benefits of any of the acquisitions or any future acquisitions will be realized or that the Company will be able to successfully integrate acquired businesses in a timely manner without substantial costs, delays or other operational or financial problems. The difficulties of such integration may initially be increased by the necessity of integrating personnel with disparate business backgrounds and corporate cultures. In addition, acquisitions may involve the expenditure of significant funds. Failure to effectively integrate the acquired companies may adversely affect the Company's ability to bid successfully on certain engagements and otherwise grow its business. Client dissatisfaction or performance problems at a single acquired company could have an adverse effect on the reputation of the Company as a whole, resulting in increased difficulty in marketing services or acquiring companies in the future. In addition, there can be no assurance that the acquired companies will operate profitably or will not otherwise adversely impact the operating results of the Company. Acquisitions also involve a number of additional risks, including diversion of management attention, potential loss of key clients or personnel, risks associated with unanticipated problems, liabilities or contingencies and risks of entering markets in which the Company has limited or no direct expertise. The occurrence of some or all of the events described in these risks could have a material adverse effect on the Company's business, operating results, and financial condition.

OVERVIEW

   The Company is the largest proposal management company in the United States. The Company's proprietary proposal management processes and team of approximately 175 highly experienced professionals help its clients to achieve a higher probability of winning the government and commercial contracts that are critical to their success, and also provides systems engineering and program integration services to aerospace, communications, and engineering companies.

   The May 1998 acquisition of SAC and the August 1998 acquisition of DSA, which collectively added approximately 475 professionals to the Company's workforce, provides for a greater percentage of the Company's revenues derived from high-end contract support services. The majority of these services are with the U.S. Government. SAC provides systems engineering, scientific research, program management support, and military operations support services to the nation's military and civilian space programs, the national intelligence community, and the national defense sector. DSA's key areas of expertise are in information systems, software development, electrical engineering, telecommunications, and physics.

RESULTS OF OPERATIONS

   The following information sets forth pro forma operating results for all periods indicated except the three months ended and nine months ended September 30, 1998, which are historical results of operations. Pro forma amounts reflect adjustments for (a) the elimination of salaries and bonuses paid to the three principal executive officers (which have historically been included in SG&A expenses) in excess of $2,700,000 ($675,000 per quarter) in the aggregate (which amount is equal to the maximum salaries and bonuses payable for 1998 under the Executive Compensation Program), and (b) adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation at an assumed effective income tax rate of approximately 40%. The pro forma adjustment in clause (a) above is made to provide a more meaningful comparison of the Company's SG&A expenses by recasting historical financials to be consistent with future levels of executive compensation following termination of the Company's S corporation status.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1997

   Net revenues. Net revenues for the three months ended September 30, 1998 were $22.3 million compared to $10.9 million for the three months ended September 30, 1997, an increase of $11.4 million or 104.6%. Net revenues from proposal management services were $5.9 million compared to $6.5 million for the comparable three months of the prior year, a decrease of $.6 million or 9.2%. Net revenues from Proposal Development Centers ("PDCs") were $1.2 million for the three months ended September 30, 1998, compared to $2.1 million for same three month period of the prior year, a decrease of $.9 million or 42.9%. Such decreases were mainly attributable to short-term delays of some major project starts. Net revenues from contract support services for the three months ended September 30, 1998 were $15.2 million compared to $2.3 million for the comparable three months of the prior year, an increase of $12.9 million or 560.9%. The increase in contract support services revenue was due primarily to the acquisitions of SAC and DSA in May and August 1998, respectively, which increased the Company's scope of services and customer base within this area of business.

   Gross profit. Gross profit was $8.7 million for the three months ended September 30, 1998 compared to $4.7 million for the three months ended September 30, 1997, an increase of $4.0 million or 85.1%. As a percentage of net revenues, gross profit was 39.0% for the three months ended September 30, 1998; a decrease from 43.1% for the three months ended September 30, 1997. The decrease in gross profit as a percentage of revenues was primarily attributable to lower gross margin contributions from the newly acquired entities.

   SG&A Expenses. Selling, general and administrative expenses for the three months ended September 30, 1998 were $5.8 million compared to $2.5 million for the three months ended September 30, 1997, an increase of $3.3 million or 132.0%. The increase was primarily the result of additional overhead and facility expenses related to the SAC and DSA acquisitions and an increase in senior management staff to position the Company for continued growth. As a percentage of total revenues, SG&A expenses were 26.0% for the three months ended September 30, 1998, up from 22.9% for the three months ended September 30, 1997.

   Other (income) expense. Other expense, net was $13,000 for the three months ended September 30, 1998 compared to a net expense of $99,000 for the same three month period of 1997. This decrease in expense was twofold; lower interest expense in the current period based on lower bank borrowings and interest income earned in the current period on IPO proceeds invested in short-term marketable securities.

   Net earnings. Net earnings were $1.6 million for the three months ended September 30, 1998 compared to $1.3 million for the three months ended September 30, 1997, an increase of $0.3 million or 23.1%.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

   Net revenues. Net revenues for the nine months ended September 30, 1998 were $46.4 million compared to $26.6 million for the nine months ended September 30, 1997, an increase of $19.8 million or 74.4%. Net revenues from proposal management services were $18.2 million compared to $15.9 million for the comparable nine months of the prior year, an increase of $2.3 million or 14.5%. This increase was the result of continued strong demand for the Company's proposal management services and an increase in customer base. Net revenues from PDCs were $6.1 million for the nine months ended September 30, 1998 compared to $5.1 million for the nine months ended September 30, 1997, an increase of $1.0 million or 19.6%. This increase was attributable to an increase in marketing efforts by the Company to develop additional PDCs at customer sites. Net revenues from contract support services for the nine months ended September 30, 1998 were $22.1 million compared to $5.6 million for the same period in 1997, an increase of $16.5 million or 294.6%. The increase in contract support services revenue was due primarily to the acquisitions of SAC and DSA in May and August 1998, respectively, which increased the Company's scope of services and customer base within this area of business, as well as increased marketing efforts during 1998 to include contract support agreements with proposal management contracts.

   Gross profit. Gross profit increased to $19.3 million for the nine months ended September 30, 1998, up from $11.8 million recorded for the same period in 1997, an increase of $7.5 million or 63.6%. As a percentage of net revenues, gross profit was 41.6% for the nine months ended September 30, 1998, compared to 44.4% for the nine months ended September 30, 1997. This decrease as a percentage of net revenues was mainly attributable to lower gross margin contributions from the newly acquired entities and success fees earned in the first nine months of 1997 of $277,000 which earned a 100% margin. There were no such success fees earned in the first nine months of 1998.

   SG&A expenses. Selling, general and administrative expenses for the nine months ended September 30, 1998 were $10.4 million compared to $5.8 million for the nine months ended September 30, 1997, an increase of $4.6 million, or 79.3%. The increase was mainly the result of additional overhead and facility expenses related to the SAC and DSA acquisitions, an increase in senior management staff to position the Company for continued growth, and an increase in facility lease costs as the Company relocated to an expanded facility in June 1997. As a percent of net revenues, SG&A expenses was 22.4% for the nine months ended September 30, 1998, compared to 21.8% for the same period in 1997.

   Other (income) expense. Other income for the nine months ended September 30, 1998 was $1.1 million compared to an expense of $149,000 for the nine months ended September 30, 1997. This increase in income was primarily due to a gain of $880,000 resulting from the sale of the Company's Turbo Commander aircraft at market value to an affiliate of the Company's principal shareholder. In addition, interest income increased in the current period due to interest earned on proceeds from the Company's IPO in January 1998. Interest expense decreased in 1998 based on lower bank borrowings.

   Net earnings. Net earnings were $5.8 million for the nine months ended September 30, 1998 compared to $3.5 million for the nine months ended September 30, 1997, an increase of $2.3 million or 65.7%.

LIQUIDITY AND CAPITAL RESOURCES

   For the nine months ended September 30, 1998, the Company's net cash used by operating activities was $2.4 million, compared to cash flows provided by operating activities of $5.7 million for the same period of the prior year. This change was mainly due to lower net earnings during the current period, an increase in costs and estimated earnings in excess of billings on contracts, significant paydowns of trade accounts payable, accrued salaries, accrued bonuses, and income taxes, offset by a decrease in accounts receivable.

   Net cash used in investing activities was $11.8 million for the nine months ending September 30, 1998, compared to $130,000 for the same period of the prior year. The Company's primary use of funds on investing activities during the nine months ending September 30, 1998 was the acquisition of DSA wherein the purchase consideration included a $14.0 million cash outlay in addition to the issuance of 714,839 shares of common stock, valued at approximately $14.4 million.

   Net cash provided by financing activities was $16.0 million in the nine months ended September 30, 1998, compared to net cash used of $7.0 million for the same period of the prior year. Financing activities provided funds of $22.4 million to the Company as a result of the IPO. The primary uses of cash for the nine months ended September 30, 1998 were for the repayment of $7.1 million bank debt of the Company existing at the time of the IPO, repayment in full of $1.6 million of SAC bank indebtedness existing at the time of the SAC acquisition, and payment of $1.0 million for expenses directly related to the IPO.

   The Company believes that funds generated by operations will continue to provide adequate cash to fund its anticipated operating cash needs for at least the next twelve months. The Company has a $25.0 million revolving line of credit facility with a bank. The revolving line of the credit will be used, as considered necessary, for operating cash and for future acquisitions. As of September 30, 1998, the Company had $3,500,000 outstanding under the credit agreement at a Prime rate of 8.50%.

INFLATION

   The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs and, whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

YEAR 2000

     The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Among other issues, any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     The Company has investigated the impact of the Year 2000 problem on its business, including the Company's operational, information and financial systems. Based on this investigation, the Company does not expect the Year 2000 problem, including the cost of making the Company's computerized information systems Year 2000 compliant, to have a material adverse impact on the Company's financial position or results of operations in future periods. However, the inability of the Company to resolve all potential Year 2000 problems in a timely manner could have a material adverse impact on the Company.

     The Company has also initiated communications with significant suppliers and vendors on which the Company relies in an effort to determine the extent to which the Company's business is vulnerable to the failure by these third parties' to remediate their Year 2000 problems. While the Company has not been informed of any material risks associated with the Year 2000 problem on these entities, there can be no assurance that the computerized information systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company.

     The Company has completed a review of its information systems and is involved in a comprehensive program to upgrade computer systems and applications in connection with its effort to fully integrate its recent acquisitions. In conjunction with this computer upgrade process, the Company believes it will have addressed any potential Year 2000 issues. Total expenditures related to the upgrade of the information systems are expected to range from $300,000 to $1.5 million. As of September 30, 1998, the Company has incurred approximately $150,000 of expenditures consisting of internal staff costs as well as outside consulting and other expenditures related to this upgrade process. These costs are being funded through operating cash flows.

     To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' computer information systems.


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by those financial statements. SFAS 130 requires an enterprise to
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. SFAS 130 did not have a material impact on the Company's financial position or results of operations.

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

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

   In October 1997, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Among other things, SOP 97-2 eliminates the distinction between significant and insignificant vendor obligations promulgated by SOP 91-1 and requires each element of a software arrangement to meet certain criteria in order to recognize revenue allocated to that element. Additionally, SOP 97-2 requires that total fees under an arrangement be allocated to each element in the arrangement based upon vendor-specific objective evidence, as defined.

   As a result of certain issues raised in applying SOP 97-2, in March 1998, the AICPA issued a Statement of Position ("SOP") which will delay for one year the effective date of certain provisions of SOP 97-2 with respect to what constitutes vendor-specific objective evidence of fair value of the delivered software element in certain multiple-element arrangements that include service elements entered into by entities that never sell the software elements separately. The Company does not anticipate that the adoption of SOP 97-2 and the subsequent SOP will have a material effect on the Company's results of operations. However, the ultimate resolution of the implementation issues referred to above could change the Company's expectation.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(A) CHANGES IN SECURITIES

   On August 20, 1998, the Company acquired Decision-Science Applications, Inc. in a stock-for-stock and cash exchange merger (the "DSA Merger"). In connection with such acquisition and in exchange for all of the issued and outstanding DSA common stock and options, the Company issued an aggregate of 714,839 shares of its common stock and $14,035,000 cash to shareholders and option holders of DSA, consisting mainly of DSA employees, executives and directors. The exchange involved 35 or fewer persons not established to the reasonable satisfaction of the Registrant as "accredited investors" under Rule 501(a) of the Securities Act of 1933, as amended (the "Act"), and was consummated in reliance upon Section 4
(2) of the Act, and the rules and regulations thereunder. Pursuant to Rule 506
(b), all investors were either accredited investors, reasonably believed by the Company to have such knowledge and experience in financial and business matters that such investor was capable of evaluating the merits and risks of the investment, or retained a purchaser representative not affiliated with the Company in connection with the transaction.

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

   In connection with the IPO, the Company incurred total underwriting discounts and commission expenses of $1.8 million through March 31, 1998. After aggregate underwriting discounts and commissions, the Company's net proceeds from the IPO were $22.4 million. From February 3, 1998 through September 30, 1998, net offering proceeds used by the Company are summarized as follows; $7.1 million in full payment of all existing revolver and term loan indebtedness with a bank at the time of the IPO, $0.3 million payment on a note secured by the Company aircraft, $1.6 million used for repayment of indebtedness of SAC, and $14.0 million used as a portion of the purchase consideration for DSA.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

        Exhibit
          No.
        -------

         11.1   --   Computation of Earnings Per Share
         27     --   Financial Data Schedules (EDGAR)

(b) REPORTS ON FORM 8-K

   On August 3 and August 4, 1998, the Company filed with the Securities and Exchange Commission, interim reports on Form 8-K/A providing consolidated financial information related to the acquisition of Space Applications Corporation.

   On August 19, 1998, the Company filed with the Securities and Exchange Commission, an interim report on Form 8-K describing the acquisition of SM&A Corporation ("Sub") by Steven Myers & Associates ("Parent") in a short form merger. As part of the merger, Parent caused its name to be changed to SM&A Corporation, and Sub was merged into Parent with Parent as the surviving corporation.

   On August 21, 1998, the Company filed with the Securities and Exchange Commission, an interim report on Form 8-K describing the acquisition of Decision-Science Applications, Inc.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SM&A CORPORATION

Date: November 12, 1998                By: /s/ STEVEN R. MAST
                                           ------------------------------------
                                           Steven R. Mast
                                           Chief Financial Officer
                                           and Secretary

                                  EXHIBIT INDEX

Exhibit No.                    Description
-----------                    -----------
 11.1               Computation of Earnings Per Share

 27                 Financial Data Schedules (EDGAR)