Form 10-K
period 1998-12-31
SM&A CORP
filed 1999-03-31
CIK 1050031

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   0-23585

                                SM&A CORPORATION
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                  33-0080929
    State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization                   Identification No.)


      4695 MACARTHUR COURT, 8TH FLOOR, NEWPORT BEACH, CALIFORNIA   92660
           (Address of principal executive offices)              (Zip Code)

                                 (949) 975-1550
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of March 29, 1999, 16,539,584 shares of the Registrant's common stock, no par value ("Common Stock"), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the Nasdaq National Market on March 29, 1999, was approximately $46,059,030.(1)

Documents incorporated by reference. List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933: Portions of the Registrant's definitive proxy statement to be issued in conjunction with the Registrant's Annual Meeting of Shareholders to be held on May 18, 1999, which proxy statement is being filed concurrently with this Form 10-K.

--------
1 For purposes of this report, in addition to those shareholders which fall within the definition of "affiliate" under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent of more of the Registrant's Common Stock are deemed to be affiliates.

                                     PART I

ITEM 1 - BUSINESS

INTRODUCTION

         This Annual Report on Form 10-K contains certain statements which are not historical in nature, and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-6. Such forward-looking statements are principally contained in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, statements relating to (i) the anticipated growth in the proposal management and contract support services markets; (ii) anticipated trends in the financial condition and results of operations of SM&A Corporation ("SM&A" or the "Company") (including expected changes in the Company's gross margin and general, administrative and selling expenses); (iii) the ability of the Company to finance its working capital requirements; (iv) the Company's business strategy for expanding its presence in the proposal management and contract support services markets; and (v) the Company's ability to distinguish itself from its current and future competitors. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Risk Factors" discussion contained herein, important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the proposal management and contract support services markets; (ii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iii) unanticipated working capital or other cash requirements; (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the proposal management and contract support services markets; and (v) various other factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail in the "Risk Factors" discussion contained herein, there can be no assurance that the actual results will not differ materially from such forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "intends," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports with the Securities and Exchange Commission.

OVERVIEW

         SM&A is the largest provider of proposal management and high-end contract support services. The Company's proposal management services help its clients achieve a higher probability of winning government and commercial contracts while its high-end contract support services enhance its clients' ability to successfully and efficiently perform on such contracts. The Company's clients include leading firms in the aerospace, defense and communications industries.

         The Company's proposal management expertise has resulted in a proposal win rate of 89.6% of all dollars awarded on SM&A engagements since its incorporation in 1982. The Company has worked on or is currently engaged on 409 major proposals for $158 billion of government and commercial procurements. The Company leverages its success in winning business for its clients and its involvement in the project life cycle to extend its services beyond proposal development to contract support such as systems engineering, information technology services, and program integration.

         In 1998, SM&A acquired (the "Acquisitions") two high-end engineering and information technology consulting firms: Space Applications Corporation ("SAC") and Decision-Science Applications, Inc. ("DSA"). SAC, founded in 1969, provides systems engineering, scientific research, program management support and technical support to military and civilian space programs, the intelligence community and the armed services. DSA, founded in 1977, provides systems engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. The Acquisitions have increased the scope and depth of the Company's high-end contract support services, adding more than 400 systems engineering, information technology and program integration experts and expanding SM&A's domestic presence with offices in strategic locations near significant market centers. On December 31, 1998, SAC merged into DSA. In connection with the merger, the surviving corporation changed its name to SM&A Corporation (East).

MARKET

          Companies competing for large government and commercial contracts often seek the assistance of an outside firm of experts that can manage the proposal process and maximize the company's prospects of winning the business. After a company wins a government or commercial contract, it often requires contract support services including high-level systems engineering and program integration in order to fulfill the contract. Outside firms that have assisted in the preparation of the proposal are uniquely qualified to provide such contract support services.

         The Company estimates the annual market for proposal management and high-end contract support services is approximately $10 billion. In 1998, the Department of Defense estimated that it alone would award contracts totalling approximately $80 billion for thousands of military and civilian projects. Competitions for procurement of parts and subassemblies conducted by private industry represent another significant portion of the market.

         The Company believes that growth of the market for proposal management and high-end contract support services is dependent on a number of factors, including but not limited to:

o CORPORATE OUTSOURCING. There has been a trend among large corporations to increase efficiencies in the procurement and performance of government and commercial projects of all sizes. As a result, major companies are "outsourcing" more services instead of maintaining and expanding internal groups. Through outsourcing, companies receive the trained expertise needed without incurring the overhead expenses associated with an in-house team.

o GOVERNMENT OUTSOURCING. In response to a reduced federal budget and demands for efficiencies in government operations, many projects that were once performed in-house by the U.S. Government are now being outsourced to private industry. The increase in the number of these projects creates a corresponding opportunity to provide proposal management and contract support services in connection with such projects.

o INCREASE IN THE DEFENSE PROCUREMENT BUDGET. The defense procurement budget is growing as a result of the need for modernization. Additional funding for new weapons should originate from additional cost savings in existing programs. The decrease in operational overhead of the Department of Defense will create additional opportunity to provide proposal management and contract support services in connection with such projects.

o INCREASE IN COMMERICIAL PROJECTS. U.S. industry is making major investments to explore new markets in commercial data and telecommunications systems. such investment is expected to result in an increae in programs requiring expertise in proposal management.

o INCREASING IMPORTANCE OF PROPOSAL MANAGEMENT SERVICES. The Company believes that various factors in the aerospace, communications and defense industries are contributing to an increased need to win projects. Recent consolidation activity in these industries has resulted in fewer, larger firms as well as an increased disparity between the resources of such larger firms and the remaining "smaller" firms. The large consolidated firms are more motivated to win programs to support their operations and the smaller firms have an even greater need to access the resources necessary to compete with larger firms for programs. The U.S. Government has also conducted a number of "winner-take-all" competitions in which the government chose a single winner from two large aerospace suppliers that had traditionally jointly supplied a product. The winner may receive a multi-billion dollar contract while the loser may be required to shut down an existing production facility and re-assign or lay off several thousand workers. Consequently, proposal management services and a winning outcome are becoming increasingly crucial to all competitors.

SERVICES

     PROPOSAL MANAGEMENT

         Proposal management involves assisting clients with the procurement of government and commercial programs. The Company manages both large proposals (more than $100 million) and smaller proposals (less than $100 million). In the case of smaller proposals, the Company may manage a number of concurrent proposals in a Proposal Development Center ("PDC") located at the client's site. For large proposals, the Company is engaged on a project specific basis. The process whereby SM&A manages a large proposal can be divided into three phases: organization and strategy, proposal preparation, and post submittal.

         ORGANIZATION AND STRATEGY. Once hired to manage a large proposal, SM&A assembles a team of proposal specialists at the client's site--typically deploying a proposal manager, volume leaders for each of the major proposal volumes, specialists well versed in the new management processes required by the government, and production specialists expert in the new forms of electronic proposals often required by a government acquisition agency. Each SM&A team manages a client team, typically 50 to 200 engineers and managers, providing full time, hands-on execution of the SM&A process from strategy formulation, through all phases of proposal preparation and review, to the post-submittal responses to the government's questions. The proposal process typically requires three to twelve months of intensive activity at the client's site. The SM&A team assists the client in the creation of a win strategy that leads to selection of sub-contractors, an investment plan, a technical baseline, and a program implementation plan.

         PROPOSAL PREPARATION. The SM&A team manages a process that starts with analysis of the government's request for proposal and results in the creation of a series of proposal documents, each following a proprietary SM&A template . These templates guide the team in developing the key "facts" that will win, which typically consist of the most cost-effective technical solution to meet the government's needs and a low-risk program plan that will deliver the product on time and within budget. Following SM&A's page-by-page quality review, the proposal is submitted, and if required, an oral presentation is made. SM&A creates the materials (charts, videos, models) for the oral presentations, which are becoming more common. SM&A also trains the presenters to clearly convey the needed information and to stick rigorously to the presentation plan and schedule.

         POST SUBMITTAL. After the proposal is submitted, the proposal team's interaction with the U.S. Government is a critical part of the SM&A winning process. Many teams submit their proposals and then key personnel are reassigned on other projects. Conversely, in an SM&A-managed proposal, the core competence is maintained to answer formal questions from the government, and prepare the Best and Final Offer. Another area of SM&A action during the government's proposal evaluation period is working with the client's team in preparation for winning the award. Many proposals include a very aggressive start-up phase that requires the delivery of significant products within the first 30 to 60 days after the contract award. SM&A provides management support, program planners and schedulers and systems engineers to assist the client's team to meet early post-award commitments.

         PROPOSAL DEVELOPMENT CENTERS ("PDC"). Another innovative SM&A response to its clients' changing needs is the creation of Proposal Development Centers. In contrast to the work done for large proposals in which a dedicated team is specifically created for the proposal, PDCs are established for clients who expect to produce a number of smaller proposals over a given period of time. The Company believes installation of a PDC at a client site allows the Company to realize a recurring annual income stream. Each PDC has an SM&A team permanently located at a client's facility, managing the resources needed to produce 10 to 50 proposals per year. The number of SM&A employees located at a PDC ranges from three to ten. As of December 31, 1998, SM&A was managing six PDCs at clients' sites. Firms lacking the resources to have a dedicated PDC can employ the PDC maintained at SM&A headquarters to provide an instantly available turnkey proposal creation resource.

     HIGH-END CONTRACT SUPPORT SERVICES

         Whether the contract support services are performed in connection with a proposal won by SM&A or to support an independent project, the Company has focused on three areas: (i) systems engineering, (ii) program integration, and
(iii) information technology. The systems engineering and program integration services are provided through the Company's Systems Solutions Group, while information technology services are provided through the Information Technology Solutions Group.

         SYSTEMS ENGINEERING. The Company's systems engineering work helps its clients to define the work that must be done to meet the program's objectives. The first step is to formally define the top level program objectives including mission requirements, annual and total budget, and the schedule for each major program milestone and then to communicate them to each engineering and management department. The systems engineers perform trade studies and analyses to objectively evaluate the cost, schedule, risk and likely performance of alternative solutions. The systems engineers then manage the top level program requirements data base. As the program evolves from design through development, test and production phases, they constantly evaluate the work of the program's design and test groups to be certain that these top level requirements are being met.

         PROGRAM INTEGRATION. Concurrent with systems engineering are the Company's program integration functions. This work is done to ensure that the program has been meticulously planned and that the program team follows the plan. In many aerospace procurements, the government insists that (i) the program plan be submitted with the proposal, (ii) it become a binding contractual document upon award, and (iii) there be significant financial incentives for meeting plan milestones on time and financial penalties in case of failure to adhere to the plan. The SM&A program integration effort is therefore critical to the financial success of the client. The work has an initial phase in which the program to be accomplished is defined in detail. This includes the detailed description of all tasks to be done by all of the participants over the lifetime of the program (usually involving work by thousands of individuals in many companies across the nation), the scheduling of these tasks, the sizing of each task (how many person hours and how much equipment is needed) and the definition of the inter-relationship among the tasks (what task depends on what other task). This information is maintained by the program integration team in an electronic format easily accessible to the management team. After the definition work is completed, the program integration staff focuses on the execution of the program, in which the status of each task is constantly evaluated (and reported to management, including the government project office), the likely attainment of future milestones is predicted, and the program risks are constantly re-evaluated to allow proactive management decisions to mitigate risk.

         INFORMATION TECHNOLOGY. The Company's information technology business is focused on consulting, software development, systems integration and outsourcing services. The business includes both federal government and commercial services and commercial software. These efforts include commercial off-the-shelf solutions to hardware/software needs and development of custom database applications. A few specific areas of business focus include; telecommunications, enterprise security solutions, medical informatics, software engineering, system integration, and PC product solutions.

CLIENTS

         The Company provides its proposal management and contract support services to the U.S. Government and numerous Fortune 100 clients. The Company provides contract support services to various branches of the U.S. Government including the U.S. Air Force, U.S. Navy, U.S. Army, NASA and government intelligence agencies (collectively "the U.S. Government").

         Lockheed Martin Corporation and Raytheon Company accounted for approximately 16.6% and 15.8%, respectively, of the Company's revenues for the year ended December 31, 1998 and 22.5% and 10.9%, respectively, of the Company's revenues in 1997. In addition, for the year ended December 31, 1998, the U.S. Government accounted for 24.8% of the Company's revenues. On a pro forma basis giving effect to the Acquisitions, various branches and agencies of the U.S. Government together would have accounted for an aggregate 37% of the Company's revenues for the year ended December 31, 1998. These revenues are a result of various engagements by several business units of these companies. Although such business units are affiliated with the parent entities, the Company's experience has indicated that the particular engagements are subject to the discretion of each individual business unit.

BACKLOG

         The Company's backlog represents an estimate of the remaining future revenues from existing signed contracts and letters of intent concerning contracts that have been awarded but in some cases not yet signed. The backlog estimates include revenues expected under the current terms of executed contracts and revenues from contracts in which the scope and duration of the services required are not definite but estimable.

         At December 31, 1998 the Company's backlog was approximately $139.5 million. The Company's engagements are terminable at will and no assurance can be given that the Company will receive any of the fees associated with the backlog described above.

SALES AND MARKETING

         The Company markets its services directly to senior executives of major corporations. The Company employs a variety of business development and marketing techniques to communicate directly with current and prospective clients, including making on-site presentations, attending industry seminars featuring presentations by SM&A personnel, and authoring articles and other publications about the industry and the Company's methodologies and processes.

         A significant portion of new business arises from prior client engagements. Clients frequently expand the scope of engagements during delivery to add complementary activities. Also, the Company's on-site presence affords it the opportunity to become aware of, and to help define, additional project opportunities as they are identified by the client. The strong client relationships arising out of many engagements facilitates the Company's ability to market additional capabilities to its clients in the future. In addition, the SM&A senior management team is actively involved in meeting with companies that have not yet engaged SM&A and newly appointed senior managers in current SM&A clients who might not be thoroughly knowledgeable of SM&A's previous assistance to the client.

         In the past four years, SM&A has also increased its marketing efforts through participation in major industrial trade shows and paid advertising. SM&A regularly runs full page ads in the national trade journals such as AVIATION WEEK, SPACE NEWS and DEFENSE NEWS.

GOVERNMENT CONTRACTS

         In 1998, 24.8% of the Company's revenues resulted from contracts directly with the U.S. Government. Contracts with the U.S. Government are subject to termination, reduction or modification as a result of changes in the U.S. Government's requirements or budgetary restrictions, at the convenience of the U.S. Government, or when we participate as a subcontractor, if the primary contractor is in default. Upon termination of a contract at the convenience of the U.S. Government, the contractor is generally entitled to reimbursement for allowable costs incurred up to the date of termination and a proportionate amount of the stipulated profits or fees attributable to the work actually performed.

COMPETITION

     PROPOSAL MANAGEMENT

         The market for proposal management services in the procurement of government and commercial contracts for aerospace and defense is a niche market with a number of competitors. The Company is the largest provider of such services and principally competes with numerous smaller proposal management companies in this highly specialized industry. The Company also competes with some of its client's internal proposal development resources. A number of SM&A's clients maintain internal business acquisition teams that are designed to handle the procurement of government contracts, although the number of such in-house departments has been decreasing in recent years.

         The Company believes that the principal competitive factors in the market for proposal management include reputation, the level of experience and skill of staff professionals, industry expertise, quality of service, responsiveness, and procurement success rate. The need to provide efficient and cost-effective service is of even greater importance in PDCs where the cost of proposal development is likely to be a larger percentage of the contract amount than with a large program.

     HIGH-END CONTRACT SUPPORT SERVICES

         The contract support services market is highly competitive and includes a large number of highly capable contract support services firms in the United States. For this reason, the focus of SM&A has been on providing contract support services for programs which it has won together with its clients. This significantly enhances the competitive position of the Company because the contract support to be provided by SM&A is often included in the proposal that was won. Upon the win, SM&A is awarded its contract and work begins thereafter. Should there be additional opportunities for SM&A to contribute to the team, the client often adds scope (and funds) to the SM&A contract. This permits the growth of the SM&A role over the lifetime of the program.

         In the case of contract support services for projects in which the Company did not provide proposal management services, the market is highly fragmented and competitive. Many of the Company's competitors are larger and have greater resources than the Company. See "Risk Factors--"The markets in which we compete are highly competitive." The Company, however, has found increasing opportunities to work with clients who have previously retained SM&A. The Company believes that the principal competitive factors in the contract support services market include program knowledge, rapidly deployable skilled personnel, responsiveness, reputation and price.

EMPLOYEES

         As of December 31, 1998, the Company had approximately 650 employees. Approximately 90% are proposal and engineering professionals and 10% are administrative personnel. The Company believes that its success depends significantly upon attracting, retaining and motivating talented, innovative and experienced professionals. For this reason, SM&A is comprised of highly experienced program managers, engineers, skilled technicians, and computer programmers, tested in some of the largest and most complex military, commercial and government programs of the past 30 years. The typical SM&A employee has more than 18 years of applicable experience and a majority of them possess advanced degrees in science or engineering fields.

         The Company has instituted a training and recruitment program to help acquire and ensure retention of high quality personnel and to enable it to respond to expanding customer needs. The performance of each SM&A employee is being constantly evaluated both by the SM&A team with whom the employee is working and by the client who has engaged SM&A. SM&A executives are always on call to discuss any and all personnel issues. SM&A has maintained the highest standards of performance to ensure client satisfaction. The Company also attracts and motivates its professional and administrative staff by offering competitive packages of base and incentive compensation and benefits. An indication of the effectiveness of the recruitment, hiring and training process to pick the best people and to maintain their skills over the long term is that the 89.6% win rate for SM&A-managed proposals is being accomplished by a professional staff that is rapidly growing with only a 4.3% annual employee turnover rate from January 1, 1995 through December 31, 1998 (exclusive of the turnover rates experienced by SAC and DSA prior to the Acquisitions).

         The Company's employees are not represented by any labor union and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

         IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN EVALUATING US AND OUR BUSINESS BEFORE PURCHASING ANY SHARES OF OUR COMMON STOCK.


RISK FACTORS

THERE ARE RISKS ASSOCIATED OUR ACQUISITION STRATEGY

         An element of our growth strategy is to expand our operations through the acquisition of complementary businesses. We cannot be sure that we will be able to identify suitable acquisition candidates. If identified, we are not sure we will be able to acquire such companies on suitable terms. Also, other companies which may have greater resources than us may compete for acquisition candidates. Such competition could result in an increase in the price of acquisition targets and a decrease in the number of attractive companies available for acquisition by us.

         There can be no assurance that the anticipated economic, operational and other benefits of our acquisition of Space Applications Corporation or Decision-Science Applications, Inc., or any future acquisitions will be realized. We cannot be sure that we will be able to successfully integrate acquired businesses in a timely manner without substantial costs, delays or other operational or financial problems. The difficulties of such integration may initially be increased by our need to integrate personnel with different business backgrounds and corporate cultures. In addition, acquisitions may involve our spending significant funds. Our failure to effectively integrate the acquired companies may adversely affect our ability to bid successfully on certain engagements and otherwise grow our business. Client dissatisfaction or performance problems at a single acquired company could have an adverse effect on our reputation as a whole, and this could result in increased difficulty in marketing services or acquiring companies in the future. In addition, we cannot be certain that the acquired companies will operate profitably or will not otherwise hurt operating results. There are other risks with acquisitions. These include diversion of management attention, potential loss of key clients or personnel, risks associated with unanticipated problems, liabilities or contingencies and risks of entering markets in which we have limited or no direct expertise. The occurrence of some or all of the events described in these risks could have a material adverse effect on our business, operating results and financial condition. See "Business--Growth Strategy."

WE MAY FAIL TO MANAGE OUR FUTURE GROWTH EFFECTIVELY

         We are currently experiencing significant growth and we intend to pursue further growth as part of our business strategy. Our ability to manage the growth of our operations will require us to continue to improve our operational, financial and other internal systems and to attract, develop, motivate and retain our employees. Our rapid growth has presented and will continue to present numerous operational challenges, such as the assimilation of financial reporting systems and increased pressure on our senior management and will increase the demands on our systems and internal controls. In addition, our success depends in large part upon our ability to attract, develop, motivate and retain highly-skilled professionals and administrative employees. Our growth strategy will require an increase in our personnel, particularly skilled systems engineers and program managers. Qualified professionals are currently in great demand and there is significant competition for employees with the requisite skills from other major and boutique consulting firms, research firms, government contractors, proposal management or business acquisition departments of major corporations and other professional services firms. There can be no assurance that we will be able to attract and retain the qualified personnel necessary to pursue our growth strategy. There can be no assurance that we will be able to maintain or increase our current rate of growth, effectively manage our expanding operations or achieve planned growth on a timely or profitable basis. To the extent that we unable to manage our growth effectively and efficiently, our business, financial condition and results of operations could be materially and adversely affected. See "Business--Growth Strategy."

OUR BUSINESS DEPENDS SUBSTANTIALLY ON THE DEFENSE INDUSTRY

         Approximately 56.3% of our revenues were derived from Proposal Management Group services related to government procurement contracts for the fiscal year ended December 31, 1998. In addition, a significant portion of our revenues are derived from contracts or subcontracts with the U.S. Government. For the foreseeable future, we expect that the percentage of revenues attributable to such contracts will continue to be substantial. U.S. Government expenditures for defense products may decline in the future with such reductions having an effect our clients, or, indirectly, on us. A number of trends may contribute to such a decline, including:

o large weapon systems being replaced with smaller, more precise high technology systems

o multiple procurements for similar weapons being consolidated into joint service procurements, such as the Joint Strike Fighter

o    threat scenarios evolving away from global conflicts to regional conflicts

o the continuing draw down of U.S. military forces in response to the end of the Cold War

         In the event expenditures for products of the type manufactured by our clients are reduced and not offset by other new programs or products, there will be a reduction in the volume of contracts or subcontracts to be bid upon by our clients and, as a result, a reduction in the volume of proposals managed by us. Unless offset, such reductions could materially and adversely affect our business, operating results and financial condition.

THERE ARE RISKS ASSOCIATED WITH GOVERNMENT CONTRACTING

         We are subject to risks associated with compliance with governmental regulations, both directly and through government-contractor clients. The fines and penalties which could result from noncompliance with appropriate standards and regulations, or a client's suspension or debarment from the bidding process for future government contracts could have a material adverse effect on our business, operating results and financial condition. We rely for the continuance and expansion of our business on a facility security clearance from the U.S. Government, and individual security clearances, at various levels, for nearly all members of staff. There can be no assurance that necessary security clearances will continue to be made available by the U.S. Government.

         In addition, a significant portion of our revenues are derived from contracts or subcontracts with the U.S. Government. Our services are performed pursuant to the following types of contracts:
o        cost reimbursable
o        time-and-materials
o        fixed-price contracts and subcontracts

Under fixed-price contracts and time-and-materials contracts, we bear any risk of increased or unexpected costs that may reduce our profits or cause us to sustain a loss.

         Our U.S. Government contracts and subcontracts are subject to termination, reduction or modification as a result of changes in the U.S. Government's requirements or budgetary restrictions, or at the convenience of the U.S. Government. When we participate as a subcontractor, we are also subject to the risk that the primary contractor may fail or become unable to perform its duties and responsibilities as a prime contractor. If a contract were to be terminated for convenience, we would be reimbursed for allowable costs incurred up to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed.

         Contracts with the U.S. Government are generally complex in nature, and require us to comply with numerous U.S. Government regulations regarding discrimination in the hiring of personnel, fringe benefits for employees, safety, safeguarding classified information, responsibility for U.S. Government property, fire prevention, equipment maintenance, record keeping and accounting, management qualifications, drug free work place and numerous other matters.

         Under certain circumstances the U.S. Government can suspend or bar individuals or firms from obtaining future contracts with the U.S. Government for specified periods of time. Any such suspension or disbarment of us or of our major clients could have a material adverse effect upon us. Our books and records are subject to annual audit by the Defense Contract Audit Agency, which can result in adjustments to contract costs and fees. If any costs are improperly allocated to a contract, such costs are not reimbursable and, if already reimbursed, will require us to refund such amounts to the government. If improper or illegal activities are discovered in the course of any audits or investigations, the contractor may also be subject to various civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. If we become subject to penalties or sanctions, such penalties or sanctions could have a material adverse effect on our business, financial condition and results of operations.

WE RELY ON A RELATIVELY LIMITED NUMBER OF CLIENTS

         We derive a significant portion of revenues from a relatively limited number of clients. For example, our revenues from the ten most significant clients accounted for approximately 76.0%, 90.3%, 98.0%, 92.9% and 91.2% of our total revenues for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively. Three clients, the U.S. Government, Lockheed Martin Corporation, and Raytheon Company accounted for approximately 57.2% and 33.3% of our total revenues for the years ended December 31, 1998 and 1997, respectively. Lockheed Martin Corporation is our single largest commercial client, accounting for approximately 16.6%, 22.5% and 22.9% of our total revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

         Clients typically retain us for major proposals as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate our engagement at any time without a significant penalty. Moreover, there can be no assurance that our existing clients will continue to engage us for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect our business, financial condition and results of operations. In addition, the level of our services required by an individual client may diminish over the life of our relationship with us, and there can be no assurance that we will be successful in establishing relationships with new clients as this occurs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business--Clients."

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE

         The market for proposal management services in the procurement of government and commercial contracts for aerospace and defense is a niche market with a number of competitors. We are the largest provider of such services and principally compete with numerous smaller proposal management companies in this highly specialized industry. We also compete with some of our clients' internal proposal development resources.

         We recently entered and seek to achieve significant growth in the contract support services market, however, there can be no assurance that we will be successful in such efforts. The market for services in the contract support industry is highly competitive, highly fragmented and subject to rapid change. Such competition is likely to increase in the future. Many of our competitors have greater personnel, financial, technical and marketing resources than us. Such competitors include many larger management consulting firms such as McKinsey & Company, Booz Allen & Hamilton, and Science Applications International Corp., as well as the consulting arms of major accounting firms. We also compete with our clients' in-house resources. This source of competition may increase as consolidation of the aerospace and defense industry creates larger organizations. In addition, there can be no assurance that we will be successful in such efforts. In addition, significant further expense for sales and marketing may require us to promote a major expansion of our services in such area. If we are unsuccessful in our efforts to penetrate further the market for such services, or our current 89.6% win rate in the proposal management business drops significantly, our growth prospects could be materially and adversely affected.

BECAUSE WE BELIEVE OUR PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF SUCH RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION

         We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, patent, copyright and trademark laws to protect our proprietary rights. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

         Although we believe that our services do not infringe on the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business, we are subject to the risk of claims alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property which is the subject of asserted infringement.

WE RELY HEAVILY UPON OUR KEY EMPLOYEES

         Our success is highly dependent upon the efforts, abilities, business generation capabilities and project execution of our executive officers, in particular those of Steven S. Myers, our Chief Executive Officer and Chairman of the Board and Michael A. Piraino, our President and Chief Operating Officer. We entered into a two-year employment agreement with Mr. Myers in November 1997, and a three-year employment agreement with Mr. Piraino in December 1998. The loss of the services of either of these individuals for any reason could materially and adversely affect our business, operating results and financial condition, including our ability to secure and complete engagements. We currently maintain a key-man life insurance policy in the amount of $2.0 million on Mr. Myers and we are in the process of obtaining such a policy on Mr. Piraino. See "Management."

OUR QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY

         We may experience significant fluctuations in future quarterly operating results due to a number of factors, including the size, timing and duration of client engagements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY

         Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and March 29, 1999, the closing sale price has ranged from a low of $8.75 per share to a high of $31.13 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

o    quarterly fluctuations in results of operations

o adverse circumstances affecting the introduction or market acceptance of new services offered by us

o    announcements of new services by our competitors

o    our loss of key employees

o changes in the regulatory environment or market conditions affecting the defense and aerospace industry

o    changes in earnings estimates ratings by analysts

o lack of market liquidity resulting from a relatively small amount of public stock float

o    changes in generally accepted accounting principles

o    sales of common stock by existing holders

o    the announcement and market acceptance of proposed acquisitions

         The market price for our common stock may also be affected by our ability to meet analysts' expectations, and any failure to meet such expectations, even if minor, could have a material adverse effect on the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Any such litigation instigated against us could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

YEAR 2000 ISSUES COULD AFFECT OUR BUSINESS

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations. We have performed a review of our internal systems to identify and resolve the effect of Year 2000 software issues on the integrity and reliability of our financial and operational systems.

         Based on this review, our management believes that our internal systems are substantially compliant with Year 2000 issues. In addition, we are also communicating with our principal service providers to ensure Year 2000 issues will not have an adverse impact on us. If we, and third parties upon which we rely, are unable to address this issue in a timely manner, it could result in a material financial risk. In order to assure that this does not occur, we plan to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

         Additionally, we noted some risk with legacy products marketed and maintained by us, the vast majority of which have been delivered to the U.S. Government. Information which we have collected to-date regarding such legacy products indicates that while some products were designed with date and time functions, most of our products have been heavily modified by the licensee or by a third party integrator with whom we have no obligatory agreement. Consequently, management believes the exposure has been reduced. However, we will continue to evaluate these products and implement remediation plans, as deemed appropriate. These products do not affect our internal operations.

OUR PRINCIPAL SHAREHOLDER HAS SIGNIFICANT CONTROL OVER SM&A

         Steven S. Myers, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 43.4% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. Such concentration of ownership may have the effect of delaying or preventing a change in control of SM&A and may adversely affect the voting or other rights of other holders of common stock. Our board of directors is currently comprised entirely of individuals supported by Mr. Myers.

IF WE ISSUE PREFERRED STOCK, THE RIGHTS OF HOLDERS OF COMMON STOCK WILL BE SUBJECT TO THE RIGHTS OF HOLDERS OF PREFERRED STOCK

         Our board of directors has the authority to issue up to ten million shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any vote or action by the shareholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of the preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock. We have no present plan to issue any shares of preferred stock.

THE NUMBER OF SHARES AVAILABLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE PRICE OF OUR PUBLICLY TRADED STOCK

         As of March 29, 1999, we had 16,539,584 shares of common stock outstanding. As of March 29, 1999, we had outstanding options to acquire, subject to certain vesting requirements, 1,436,293 shares of common stock pursuant to the 1997 Stock Option Plan. Additionally, in connection with our acquisition of Space Applications Corporation, options were granted to purchase an aggregate of 175,906 shares of common stock. In addition, due to certain price protection provisions relating to the shares of common stock issued in connection with the acquisition of Space Applications Corporation, we may be required to issue additional shares of common stock to former shareholders of Space Applications Corporation depending upon the market price of the common stock at certain defined "liquidation dates." As of March 29, 1999, we would have been required to issue 336,817 such additional shares based on the closing price of common stock on that date and an incremental 72,276 shares for options converted in the SAC acquisition.

         We have registered on a registration statement on Form S-8 all 1,500,000 shares of common stock underlying the options outstanding or issuable under our 1997 Stock Option Plan. The possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices of our common stock and could impair our ability to raise capital through the sale of our equity securities.

         We issued 819,743 unregistered shares of common stock in the acquisition of SAC and 714,839 unregistered share of common stock in the acquisition of DSA. The common stock has registration demand rights, which were exercised by the shareholders on February 1, 1999. We expect to file the related Form S-3 to register such shares in May 1999.


ITEM 2 - PROPERTIES

FACILITIES

         The Company occupies its principal executive offices adjacent to the Orange County (John Wayne) International Airport in Newport Beach, California. The Company has approximately 19,500 square feet of total office space, divided into approximately 3,900 square feet for the Company's executive management, 5,800 square feet for administration, 7,800 square feet for the in-house PDC, and 2,000 square feet is available for growth.

         As of March 29, 1999, the Company's other primary offices included an approximately 59,000 square foot facility in Arlington, Virginia and an approximately 27,800 square foot facility in Colorado Springs, Colorado. The lease for the Arlington facility expired on January 31, 1999, and the Company entered into a new lease for an approximately 96,000 square foot facility in Vienna, Virginia to replace that office. The Company expects that it will terminate its month-to-month tenancy of the Arlington office by April 30, 1999. The Company maintains 4 additional offices, each consisting of 12,000 square feet or less, throughout the United States, in Albuquerque, New Mexico; Largo, Maryland; Sierra Vista, Arizona and Rome, New York. The Company is actively attempting to sublease its excess facility space.

         The Company leases all of its facilities, several of which maintain a top secret clearance rating.


ITEM 3 - LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

         The Company is involved in routine litigation incidental to the conduct of its business. There are currently no material pending litigation proceedings to which the Company is a party or to which any of its property is subject.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     PRICE RANGE OF COMMON STOCK

The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "WINS" since January 29, 1998. The following table sets forth for the quarters indicated the high and low closing sale prices as reported on the Nasdaq National Market.

                                                    HIGH             LOW
                                               -------------- ----------------
FISCAL 1998:
First Quarter (commencing January 29, 1998)      $ 17 3/4        $ 10 11/16
Second Quarter                                     21              17 1/4
Third Quarter                                      31 1/8          17 1/4
Fourth Quarter                                     19               8 3/4

         At March 17, 1999, there were approximately 1700 holders of the Company's outstanding shares of Common Stock and on March 29, 1999 the closing sale price of the Common Stock on the Nasdaq National Market was $9.875 per share.

     DIVIDENDS

         In 1997, the Company paid "S" corporation dividends of $1.2 million, $1.9 million, $2.5 million and $4.4 million on April 11, July 1, October 1, and December 29, respectively. On January 27, 1998, immediately prior to consummating its initial public offering, the Company declared an S corporation dividend, in the amount of $711,000, to its then-current shareholders, representing all undistributed earnings of the Company from January 1, 1998 through January 28, 1998 (the "S Corporation Dividend"). Purchasers of Common Stock in the Company's initial public offering did not receive any portion of the S Corporation Dividend. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the general financial condition of the Company and restrictions that may be contained in the Company's financing agreements.

     RECENT SALES OF UNREGISTERED SECURITIES

         On May 29, 1998, the Company acquired SAC in a stock-for-stock reverse triangular merger. In connection with such acquisition and in exchange for all of the issued and outstanding SAC common stock and options, the Company issued an aggregate of 819,743 shares of its common stock and 175,906 options to purchase its common stock to the shareholders and option holders of SAC, respectively, consisting mainly of SAC employees, executives and directors. The exchange involved 35 or fewer persons not established to the reasonable satisfaction of the Company as "accredited investors" under Rule 501(a) of the Securities Act of 1933, as amended (the "Act"), and was consummated in reliance upon Section 4(2) of the Act, and the rules and regulations thereunder. Pursuant to Rule 506(b), all investors were either accredited investors, reasonably believed by the Company to have such knowledge and experience in financial and business matters that such investor was capable of evaluating the merits and risks of the investment, or retained a purchaser representative not affiliated with the Company in connection with the transaction.

         On August 20, 1998, the Company acquired DSA in a stock-for-stock and cash forward triangular merger. In connection with such acquisition and in exchange for all of the issued and outstanding DSA common stock, the Company issued an aggregate of 714,839 shares of its common stock and $14,035,419 cash to the shareholders of DSA, consisting mainly of DSA employees, executives and directors. The exchange involved 35 or fewer persons not established to the reasonable satisfaction of the Company as "accredited investors" under Rule 501(a) of the Securities Act of 1933, as amended (the "Act"), and was consummated in reliance upon Section 4(2) of the Act, and the rules and regulations thereunder. Pursuant to Rule 506(a), all investors were either accredited investors, reasonably believed by the Company to have such knowledge and experience in financial and business matters that such investor was capable of evaluating the merits and risks of the investment, or retained a purchaser representative not affiliated with the Company in connection with the transaction.

ITEM 6 - SELECTED FINANCIAL DATA

         The statement of operations data for the years ended December 31, 1998, 1997, and 1996, and the balance sheet data as of December 1998 and 1997, have been derived from the Company's audited Consolidated Financial Statements and Notes thereto. The balance sheet data as of December 31, 1996, 1995, and 1994 and the statement of operations data for the fiscal years ended December 31, 1995 and 1994 have been derived from the Company's audited financial statements, which statements are not included herein. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


                                                    FISCAL YEARS ENDED DECEMBER 31,

                                           1998 (1)        1997         1996         1995       1994 (4)
                                      -------------------------------------------------------------------

STATEMENTS OF OPERATIONS DATA:                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

   Net revenues                            $ 68,449    $ 36,962     $ 25,699     $ 20,777      $  15,220

   Cost of revenues                          40,483      20,529       14,512       12,313          9,449
                                      -------------------------------------------------------------------

         Gross margin                        27,966      16,433       11,187        8,464          5,771

   Selling, general and administrative
       expenses (2)                          14,887       8,184        8,274        5,851          4,856
                                      -------------------------------------------------------------------

         Operating income                    13,079       8,249        2,913        2,613            915

   Other income (expense)                     1,520       (292)          136            7         (1,701)
                                      -------------------------------------------------------------------

         Income (loss) before income         14,599       7,957        3,049        2,620           (786)
              taxes

    Income tax expense (benefit) (3)          6,072       3,183        1,219        1,048           (314)
                                      -------------------------------------------------------------------

    Income or pro forma income (loss)
       from continuing operations          $  8,527     $ 4,774     $  1,830     $  1,572      $    (472)

    Loss from operations of
       discontinued business, net of
       income tax benefit of $137 (5)         (208)           -            -            -              -

    Loss from disposal of
       discontinued business, net of
       income tax benefit of $390 (5)         (607)           -            -            -              -
                                      -------------------------------------------------------------------

             Net income or pro forma       $  7,712     $ 4,774     $  1,830     $  1,572      $    (472)
         net income (loss)
                                      ===================================================================

    Income or pro forma income (loss)
       per share from continuing
       operations (6):

                  Basic                    $    .55     $   .37     $    .12     $    .11      $    (.03)

                  Diluted                  $    .53     $   .37     $    .12     $    .11      $    (.03)
                                      ===================================================================





    Loss per share from discontinued
       operations (6):

                  Basic                    $  (.05)           -            -            -              -

                  Diluted                  $  (.05)           -            -            -              -
                                      ===================================================================

    Net income or pro forma net
       income (loss) per share (6):

                  Basic                    $   .50      $   .37     $    .12     $    .11      $    (.03)

                  Diluted                  $   .48      $   .37     $    .12     $    .11      $    (.03)
                                      ===================================================================

    Weighted average shares
       outstanding (6):

                  Basic                     15,645       12,948       14,893       14,893         14,893

                  Diluted                   15,984       12,948       14,893       14,893         14,893
                                      ===================================================================

                                      -------------------------------------------------------------------
                                               1998        1997         1996         1995           1994
                                      -------------------------------------------------------------------

BALANCE SHEET DATA:

Cash and cash equivalents                 $    454      $   150     $  1,927     $    269      $     242

Working capital                             15,979          101         (279)         794             95

Total assets                                66,324        5,331       11,820        3,034          2,320

Long-term Debt, Including                        -        7,729        6,250          605            541
  Current Portion (7) (8)

Shareholders' equity (deficit)(7)           55,329       (6,328)         755          668            114


(1) The statements of income and balance sheet data include the results of operations and acquired net assets of the Company and Space Applications Corporation beginning May 15, 1998 and Decision Science Applications beginning August 1, 1998.
(2) Selling, general and administrative expenses for fiscal 1997, 1996, 1995, and 1994 reflect pro forma adjustments for compensation for the principal executive officers (which have historically been included in SG&A expenses) who are to be paid a maximum of $2.7 million in salaries and bonuses for 1998 under the Executive Compensation Program. For additional pro forma statement of operations data for 1997 and 1996 see "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) Amounts reflect pro forma adjustments for provisions for federal and state income taxes as if the Company had been taxed as a C corporation at an assumed statutory rate of approximately 40% for years prior to 1998.
(4) In 1994, the Company wrote off $1.7 million of receivables from CKC, an affiliated entity that was subsequently dissolved.
(5) Loss from operations on discontinued business and loss from disposal of discontinued business were computed as explained in Note 5 to the Consolidated Financial Statements.
(6) Net income or pro forma net income (loss) per share was computed as explained in Note 1 to the Consolidated Financial Statements.
(7) In January 1998, the Company sold 2,100,000 shares of Common Stock in the IPO for proceeds net of Underwriting fees of approximately $22.4 million and repaid all of the Company's then existing indebtedness of $7.4 million. In January 1997, the Company repurchased 1,995,125 shares of Common Stock from certain of its existing shareholders for approximately $5.9 million using borrowings under its then existing bank facility.
(8) In April 1996, the Company purchased an aircraft for $5.8 million and financed the purchase through a bank. In January 1997, the Company sold the aircraft to a company which is owned by Steven S. Myers, the Company's principal shareholder. See footnotes to the Consolidated Financial Statements."

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS CONCERNING FORWARD-LOOKING STATEMENTS

         From time to time, SM&A, through its management, may make forward-looking public statements, such as statements concerning then expected future revenues or earnings or concerning projected plans, performance, contract procurement as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in press releases or informal statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW

         The Company is the largest proposal management company in the United States. The Company's proprietary proposal management processes and team of highly experienced professionals help its clients to achieve a higher probability of winning the government and commercial contracts that are critical to their success, and also provides systems engineering and program integration services to aerospace, communications, and engineering companies.

         The May 1998 acquisition of SAC and the August 1998 acquisition of DSA, which collectively added approximately 450 employees to the Company's workforce, provides for a greater percentage of the Company's revenues derived from high-end contract support services. The majority of these services are with the U.S. Government. SAC provides systems engineering, scientific research, program management support and technical support to military and civilian space programs, the intelligence community and the armed services. DSA provides systems engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following table presents unaudited quarterly consolidated financial information for each of the Company's last eight fiscal quarters. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have in the past been subject to fluctuations, and thus, the operating results for any quarter are not necessarily indicative of results for any future period.

         The quarterly information presented for the fiscal year ended December 31, 1997 sets forth pro forma operating results. Pro forma amounts reflect adjustments for (a) additional compensation to the principal executive officers (which have historically been included in SG&A expenses) who are to be paid a maximum of $2,700,000 ($675,000 per quarter) in salaries and bonuses for 1998 under the Executive Compensation Program, and (b) adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation at an assumed effective income tax rate of approximately 40%. The pro forma adjustment in clause (a) above is made to provide a more meaningful comparison of the Company's SG&A expenses by recasting historical financials to be consistent with future levels of executive compensation following termination of the Company's S corporation status.



                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                               -----------------------------------------------------------------------------------------------------

                                                     1998                                                1997
                                  12/31        9/30         6/30         3/31        12/31         9/30         6/30         3/31
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net revenues                   $  24,560    $  20,546    $  12,684    $  10,659    $  10,323    $  10,866    $   8,544    $   7,229
Cost of revenues                  15,458       12,077        6,960        5,988        5,691        6,181        4,792        3,865
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Gross margin                  9,102        8,469        5,724        4,671        4,632        4,685        3,752        3,364


Selling, general and
administrative expenses            4,000        5,343        2,667        1,746        2,383        2,476        1,818        1,507
Amortization of goodwill             382          302           86            -            -            -            -            -
Cancelled secondary offering
costs                                361            -            -            -            -            -            -            -
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Operating income          $   4,359    $   2,824    $   2,971    $   2,925    $   2,249    $   2,209    $   1,934    $   1,857
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========



Income or pro forma income
from continuing operations     $   2,652    $   1,699    $   2,427    $   1,749    $   1,263    $   1,266    $   1,100    $   1,145
                               =========    ==========   ==========   ==========   ==========   ==========   ==========   ==========

Discontinued operations:

Income (loss) from operations
of  discontinued business, net     (151)          (86)          29            -            -            -            -            -
Loss from disposal of
discontinued business, net         (607)            -            -            -            -            -            -            -
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Net income or pro forma net
income                         $   1,894    $   1,613    $   2,456    $   1,749    $   1,263    $   1,266    $   1,100    $   1,145

Income or pro forma income per
share from Continuing
Operations:
     Basic                     $    .16     $     .10    $     .16    $     .12    $     .10    $     .10    $     .08    $     .09
     Diluted                   $    .16     $     .10    $     .16    $     .12    $     .10    $     .10    $     .08    $     .09
                               =========    ==========   ==========   ==========   ==========   ==========   ==========   ==========




Loss per share from
discontinued Operations:
     Basic                     $   (.05)    $       -    $       -    $       -    $       -    $       -    $       -    $       -
     Diluted                   $   (.05)    $       -    $       -    $       -    $       -    $       -    $       -    $       -
                               =========    ==========   ==========   ==========   ==========   ==========   ==========   ==========
Net income or pro forma net
income per share:
     Basic                     $    .11     $     .10    $     .16    $     .12    $     .10    $     .10    $     .08    $     .09
     Diluted                   $    .11     $     .10    $     .16    $     .12    $     .10    $     .10    $     .08    $     .09
                               =========    ==========   ==========   ==========   ==========   ==========   ==========   ==========
Weighted average common
shares outstanding:
     Basic                       16,535        16,371       15,297       14,347       12,948       12,948       12,948       12,948

     Diluted                     16,780        16,794       15,630       14,431       12,948       12,948       12,948       12,948
                               =========    ==========   ==========   ==========   ==========   ==========   ==========   ==========

OTHER DATA:
Gross margin percentage            37.1%         41.2%        45.1%        43.8%        44.9%        43.1%        43.9%        46.5%
Operating income percentage        17.7%         13.7%        23.4%        27.4%        21.8%        20.3%        22.6%        25.7%

Certain amounts in prior quarters have been reclassified to conform to current presentation.

 RESULTS OF OPERATIONS

         The following table sets forth certain historical operating results as a percentage of net revenues for 1998, and certain supplemental pro forma operating results as a percentage of net revenues for 1997 and 1996.


                                                               YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                         1998            1997             1996
                                                    --------------- --------------- ---------------
Net revenues                                                100.0%          100.0%          100.0%
Cost of revenues                                             59.1%           55.5%           56.5%
     Gross margin                                            40.9%           44.5%           43.5%
Selling, general and administrative expenses                 21.8%           22.2%           32.2%
Operating income                                             19.1%           22.3%           11.3%
Income from continuing operations                            12.5%           12.9%            7.1%
Loss from discontinued operations                           (1.2%)               -               -
Net income                                                   11.3%           12.9%            7.1%


FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 1997

         NET REVENUES. Net revenues increased $31.5 million, or 85.1% to $68.5 million for fiscal 1998 compared to $37.0 million for fiscal 1997. Net revenues from the Proposal Management Group were $39.6 million for fiscal 1998 (net revenues would have been $41.6 million had certain projects not been transferred to other operating groups) compared to $37.0 million for fiscal 1997, an increase of $2.6 million. This increase was attributable to an increase in the Company's customer base and the number of proposals managed as a result of increased marketing efforts. Net revenues from high-end contract support services, provided by the Systems Solutions Group and the Information Technology Solutions Group, were collectively $28.9 million. The Company expanded their scope of high-end contract support services as a result of the acquisitions of SAC and DSA in May and August 1998, respectively.

         GROSS MARGIN. Gross margin increased $11.6 million, or 70.7%, to $28.0 million, for fiscal 1998 as compared to $16.4 million for fiscal 1997. As a percentage of net revenues, gross margin decreased to 40.9% compared to 44.5% for the prior year period. The decrease in gross margin as a percentage of revenues was primarily attributable to lower gross margin contributions from the newly acquired entities.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $6.7 million, or 81.7%, to $14.9 million for fiscal 1998, as compared to $8.2 million for fiscal 1997. As a percentage of revenues, selling, general and administrative expenses decreased to 21.8% for fiscal 1998, as compared to 22.2% for the prior year period. This decrease was the result of lower compensation for the executive group offset by an increase in administrative costs and facility expenses related to the operations of SAC and DSA.

         OPERATING INCOME. Operating income was $13.1 million for 1998 compared to $8.2 million for 1997, an increase of $4.9 million or 59.8%. As a percentage of net revenues, operating income decreased to 19.1% for 1998 from 22.3% the prior year.

         OTHER INCOME (EXPENSE). Other income, net was $1.5 million for 1998 compared to a net expense of $.3 million for 1997. This decrease in expense was twofold; lower interest expense in the current year based on lower bank borrowings and interest income earned in the current year on proceeds from the initial public offering, which were invested in short-term marketable securities.

         INCOME FROM CONTINUING OPERATIONS. Income from continuing operations was $8.5 million for 1998 compared to $4.8 million for 1997, an increase of $3.7 million or 77.1%.

         NET INCOME. Net income was $7.7 million for 1998 compared to $4.8 million for 1997, an increase of $2.9 million or 60.4%.

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 1996

         NET REVENUES. Net revenues increased $11.3 million, or 44.0% to $37.0 million for fiscal 1997 compared to $25.7 million for fiscal 1996. Net revenues from proposal management services were $22.1 million for fiscal 1997 compared to $14.7 million for fiscal 1996, an increase of $7.4 million or 50.3%. This increase was attributable to an increase in the Company's customer base and the number of proposals managed as a result of increased marketing efforts. Net revenues from PDC's were $7.1 million for 1997, compared to $7.5 million for the prior year, a decrease of $.4 million or 5.3%. This decrease was attributable to a transfer of certain proposal development center projects from two major clients to the proposal management segment, and reduced proposal development center expenditures by another major client that shifted focus to contract support services on contracts already won. Net revenues from contract support services for 1997 were $7.8 million compared to $3.5 million for the prior year, an increase of $4.3 million or 122.9%. The increase in contract support services revenue was due primarily to the expanding number of clients utilizing the Company's contract support services in 1997.

         GROSS MARGIN. Gross margin increased $5.2 million, or 46.4%, to $16.4 million, for fiscal 1997 as compared to $11.2 million for fiscal 1996. As a percentage of net revenues, gross profit increased to 44.5% as compared to 43.5% for the prior year period. The increase in gross profit as a percentage of revenues was primarily attributable to more favorable labor margins realized on average from the new employees hired by the Company throughout 1997, and reduced travel costs as a percentage of net revenues.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $.1 million, or 1.2%, to $8.2 million for fiscal 1997, as compared to $8.3 million for fiscal 1996. As a percentage of revenues, selling, general and administrative expenses also decreased to 22.2% for fiscal 1997, as compared to 32.2% for the prior year period. This decrease was primarily attributable to reduced aircraft expenses in 1997 compared to

1996. The Company purchased a Hawker aircraft in 1996 for use by the Company and to be chartered to non-affiliated entities. Due to the investment by non-employee shareholders in 1996 and the limited use by the Company, the aircraft was sold to an affiliate of the Company's principal shareholder at market value. This sale resulted in a gain of $137,000.

         OPERATING INCOME Operating income was $8.2 million for 1997 compared to $2.9 million for 1996, an increase of $5.3 million or 182.8%. As a percentage of net revenues, operating income increased to 22.3% for 1997 from 11.3% the prior year. The increase in operating income as a percentage of net revenues was due primarily to increased revenues and the stabilization of fixed operating costs in 1997.

         OTHER INCOME (EXPENSE). Other expense, net was $.3 million in 1997 compared to other income of $.1 million for 1996. The variance was due to revenues recognized in 1996 from aircraft charter services from the Company's Hawker aircraft.

         NET INCOME. Net income was $4.8 million for 1997 compared to $1.8 million for 1996, an increase of $3.0 million or 166.7%.


LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 1998, the Company's net cash provided by operating activities was $2.5 million, compared to cash flows provided by operating activities of $7.2 million for the prior year. This change was mainly due to lower net earnings during the current period resulting from income taxes, an increase in accounts receivable and costs and estimated earnings in excess of billings on contracts, and an increase in accrued compensation and payroll taxes.

         Net cash used in investing activities was $14.5 million for the year ended December 31, 1998, compared to $.2 million for the prior year. The Company's primary use of funds on investing activities during 1998 was the acquisition of DSA wherein the purchase consideration included $14.0 million cash.

         Net cash provided by financing activities was $12.3 million for the year ended December 31, 1998, compared to net cash used of $8.7 million for the prior year. Financing activities provided funds of $22.4 million to the Company as a result of the initial public offering. The primary use of cash in 1998 was for the net repayment of $9.2 million of bank debt as compared to net borrowings of $7.1 million for 1997. In 1998, distributions to shareholders decreased by $9.3 million and repurchase of common stock decreased by $5.7 million as compared to 1997.

         The Company believes that funds generated by operations will continue to provide adequate cash to fund its anticipated operating cash needs for at least the next twelve months. The Company has a $25.0 million revolving line of credit facility with a bank. The revolving line of the credit will be used, as considered necessary, for operating cash and for future acquisitions. As of December 31, 1998, the Company had no borrowings outstanding under the credit agreement. The Company is in discussions with its lender to increase the size of the credit facility to $50.0 million, under similar covenant restrictions and other terms.

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

         The Company is in the process of investigating the impact of Year 2000 Issues on its business, including the Company's operational, information and financial systems (e.g. general ledger; payroll, accounts receivable and payable, etc.). Similarly, non informational systems, such as communication systems and security systems are also being reviewed. As systems are evaluated and assessed, a detailed work plan is being developed to ensure that each area requiring modification or replacement is adequately and timely addressed. At this time, the Company's work plan continues to indicate that most significant areas have been or are scheduled to be remedied by December 1999. Such work plan includes adequate time for remediation of the area, as well as testing to ensure the remediation efforts were complete. Additionally, the Company has established an Executive Oversight Committee to monitor implementation plans and to determine whether all areas have been assessed and evaluated, resources identified and remediation completed on a timely basis.

         The Company has initiated communications with significant suppliers and vendors on which the Company relies in an effort to determine the extent to which the Company's business is vulnerable to the failure by these third parties' to remediate their Year 2000 problems. While the Company has not been informed of any material risks associated with Year 2000 Issues of these entities, there can be no assurance that the computerized information systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company.

         Additionally, management noted some risk with legacy products marketed and maintained by the Company, the vast majority of which have been delivered to the U.S. Government. Information collected to-date regarding such legacy products indicates that while some products were designed with date and time functions, most products have been heavily modified by the licensee or by a third party integrator with whom the Company has no obligatory agreement. Consequently, the Company's exposure has been reduced. However, the Company will continue to evaluate these products and implement remediation plans, as deemed appropriate. These products do not affect internal operations.

    To date, management estimates that the total cost (including hardware, software and services) incurred by the Company to evaluate, assess and remedy Year 2000 Issues, has been approximately $200,000. The expected future cost to complete evaluation, assessment and remediation of Year 2000 Issues, including replacement if necessary, is expected to range from $300,000 to $1,500,000. The Company has expensed all internal costs related to the remediation of Year 2000 Issues.

    The cost and the date on which the Company plans to complete the Year 2000 Issue modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company's total Year 2000 Issue project cost and estimates to complete exclude the estimated costs and time associated with the impact of a third party's Year 2000 Issue, which are not yet determinable.

    It is difficult to accurately project what the potential risks and ramifications to the Company may be, in the event timely remediation efforts are not completed by either the Company or significant third parties. In such an event, it is possible that the ability to maintain accurate and complete financial records of the Company's activities and transactions may be impaired. Such events, should they occur, may significantly impair the Company's ability to operate as it does today, creating business interruption, potential loss of business, and earnings and liquidity difficulties. The Company presently believes that with current and planned modifications to existing software and conversions to new software, the risk of potential loss associated with the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

    Though the Company's preliminary Year 2000 Issue work plan is believed to be adequate to achieve compliance on a timely basis, there may be circumstances that could prevent timely implementation. Accordingly, the Company is designing its work plan to address this potential occurrence. First, the work plan is being designed to ensure that the most critical systems and areas are addressed first, and in a manner that provides adequate time to remediate and test. Second, the Company has secured external expert resources to assist in evaluation, assessment, prioritization and implementation of the work plan to further ensure its success. The Company will continue to monitor and adjust its contingency plan needs in conjunction with the progress made on the primary work plan.


FUTURE ACCOUNTING CHANGES

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

         The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1 in March 1998. SOP 98-1 establishes accounting standards for costs of internal use software and is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not anticipate that the adoption of SOP 98-1 will have a material effect on the company's results of operations.


ITEM 7A

         Not applicable.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             The Consolidated Financial Statements of the Company, including Notes thereto, at December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997, and 1996 follow.

                                     INDEX

Independent Auditors' Report                                          F-1

Consolidated Balance Sheets at
  December 31, 1998 and 1997                                          F-2

Consolidated Statements of Income
  for the Years Ended December
  31, 1998, 1997 and 1996                                             F-3

Consolidated Statements of
  Shareholders' Equity (Deficiency)
  for the Years Ended December
  31, 1998, 1997 and 1996                                             F-4

Consolidated Statements of Cash
  Flows for the Years Ended
  December 31, 1998, 1997 and 1996                                    F-5

Notes to Consolidated Financial
  Statements                                                          F-6 - F-21

Schedule II - Valuation and Qualifying
  Accounts for the Years Ended
  December 31, 1998, 1997 and 1996                                    F-22

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders of
SM&A Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of SM&A Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity (deficiency) and cash flows for each of the years in the three year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SM&A Corporation and subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.




/S/ KPMG LLP

Orange County, California
January 25, 1999, except for
Notes 5 and 13 which are
as of March 12, 1999



                        SM&A CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997
                        (in thousands, except share data)


                                     ASSETS                                                1998                   1997
                                                                                    -----------------      -----------------
Current assets:
    Cash and cash equivalents                                                       $            454       $            150
    Accounts receivable, net of allowance of $460 and $0, respectively                        15,326                  4,245
    Costs and estimated earnings in excess of billings
       on contracts in progress, net of allowance of $183 and $0, respectively                 7,545                      -
    Prepaid income taxes                                                                       2,085                      -
    Prepaid expenses and other assets                                                            559                    422
                                                                                    -----------------      -----------------

           Total current assets                                                               25,969                  4,817

Property and equipment, net                                                                    2,390                    378
Notes receivable - affiliates                                                                  2,832                      -
Other assets                                                                                   3,346                    136
Goodwill, net                                                                                 31,787                      -
                                                                                    -----------------      -----------------

                                                                                    $         66,324       $          5,331
                                                                                    =================      =================
               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Trade accounts payable                                                          $          2,496       $            333
    Accrued compensation and payroll taxes                                                     6,585                  3,310
    Deferred income taxes                                                                        265                      -
    Other liabilities                                                                            644                    287
    Current portion of long-term debt                                                              -                    786
                                                                                    -----------------      -----------------

           Total current liabilities                                                           9,990                  4,716

Deferred income taxes                                                                            725                      -
Other liabilities                                                                                280                      -
Long-term debt                                                                                     -                  6,943
                                                                                    -----------------      -----------------

           Total liabilities                                                                  10,995                 11,659

Commitments and contingencies

Shareholders' equity (deficiency):
    Common stock, no par value;  Authorized 50,000,000 shares.
      Shares issued and outstanding 16,522,000 and 12,900,000,
      respectively                                                                               165                      5
    Additional paid-in capital                                                                54,164                    316
    Due from shareholder                                                                           -                   (679)
    Retained earnings (accumulated deficit)                                                    1,000                 (5,970)
                                                                                    -----------------      -----------------

           Total shareholders' equity (deficiency)                                            55,329                 (6,328)
                                                                                    -----------------      -----------------

                                                                                    $         66,324       $          5,331
                                                                                    =================      =================
See accompanying notes to consolidated financial statements.




                                                      SM&A CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF INCOME
                                                Years ended December 31, 1998, 1997 and 1996
                                                     (in thousands, except per share data)

                                                                       1998                  1997                  1996
                                                                 -----------------     -----------------     -----------------
Net revenues                                                     $         68,449      $         36,962      $         25,699
Cost of revenues                                                           40,483                20,529                14,512
                                                                 -----------------     -----------------     -----------------

           Gross margin                                                    27,966                16,433                11,187

Selling, general and administrative expenses                               13,756                 7,177                10,749
Amortization of goodwill and other intangibles                                770                     -                     -
Cancelled secondary offering costs                                            361                     -                     -
                                                                 -----------------     -----------------     -----------------

           Operating income                                                13,079                 9,256                   438

Other income (expense):
    Interest expense                                                         (148)                 (505)                 (420)
    Other, net                                                              1,668                   213                   556
                                                                 -----------------     -----------------     -----------------

           Income before income taxes                                      14,599                 8,964                   574

Income tax expense                                                          6,072                   147                     9
                                                                 -----------------     -----------------     -----------------

           Income from continuing operations                                8,527                 8,817                   565

Discontinued operations:
    Loss from operations of discontinued business, net of
         income tax benefit of $137                                          (208)                    -                     -
    Loss from disposal of discontinued business, net of
         income tax benefit of $390                                          (607)                    -                     -
                                                                 -----------------     -----------------     -----------------

           Net income                                            $          7,712      $          8,817      $            565
                                                                 =================     =================     =================

Income per share from continuing operations:
          Basic                                                             $ .55                 *                     *
          Diluted                                                           $ .53                 *                     *
                                                                 =================     =================     =================

Loss from discontinued operations:
          Basic                                                            $ (.05)                *                     *
          Diluted                                                          $ (.05)                *                     *
                                                                 =================     =================     =================

Net income per share:
          Basic                                                             $ .50                 *                     *
          Diluted                                                           $ .48                 *                     *
                                                                 =================     =================     =================

Weighted average shares outstanding :
          Basic                                                            15,645                 *                     *
          Diluted                                                          15,984                 *                     *
                                                                 =================     =================     =================


* See Pro forma Supplemental Data below.

See accompanying notes to consolidated financial statements.


==============================================================================================================================

                                                                                            1997                   1996
                                                                                       -----------------     -----------------
PRO FORMA SUPPLEMENTAL DATA (UNAUDITED):
Historical income before income taxes                                                  $          8,964      $            574
Pro forma adjustment to selling, general and administrative
    expenses                                                                                     (1,007)                2,475
                                                                                       -----------------     -----------------

Pro forma income before income taxes                                                              7,957                 3,049
Pro forma income tax expense                                                                      3,183                 1,219
                                                                                       -----------------     -----------------
Pro forma net income                                                                   $          4,774      $          1,830
                                                                                       =================     =================



The pro forma adjustments for the years ended December 31, 1997 and 1996 include the elimination (addition) of compensation for the principal executive officers (which have historically been included in selling, general, and administrative expenses) who are to be paid a maximum of $2.7 million in salaries and bonuses under the 1998 Executive Compensation Program and adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

Pro forma net income per share:
          Basic                                                                                   $ .37                 $ .12
          Diluted                                                                                 $ .37                 $ .12
                                                                                       =================     =================

Weighted average shares outstanding :
          Basic                                                                                  12,948                14,893
          Diluted                                                                                12,948                14,893
                                                                                       =================     =================

See accompanying notes to consolidated financial statements.


                                                      SM&A CORPORATION AND SUBSIDIARIES

                                        Consolidated Statements of Shareholders' Equity (Deficiency)

                                                      December 31, 1998, 1997 and 1996
                                                       (in thousands, except share data)
                                        COMMON STOCK                                                  RETAINED         TOTAL
                                     --------------------  ADDITIONAL      STOCK                      EARNINGS     SHAREHOLDERS'
                                        SHARES              PAID-IN     SUBSCRIPTION     DUE FROM    (ACCUMULATED     EQUITY
                                     OUTSTANDING   AMOUNT   CAPITAL    NOTE RECEIVABLE  SHAREHOLDER    DEFICIT)     (DEFICIENCY)
                                     ------------  ------  ----------  ---------------  -----------  ------------  -------------
Balances at December 31, 1995         14,895,000   $   5   $     316   $         (205)  $       --   $       552   $        668

   Net income                                 --      --          --               --           --           565            565
   Note due from shareholder                  --      --          --               --         (632)           --           (632)
   Collection of stock
       subscription receivable                --      --          --              154           --            --            154
                                     ------------  ------  ----------  ---------------  -----------  ------------  -------------
   Balances at December 31, 1996      14,895,000       5         316              (51)        (632)        1,117            755

   Net income                                 --      --          --               --           --         8,817          8,817
   Collection of stock
       subscription receivable                --      --          --               51           --            --             51
   Note due from shareholder                  --      --          --               --          (47)           --            (47)
   Dividends declared                         --      --          --               --           --       (10,041)       (10,041)
   Repurchase and retirement
       of common stock                (1,995,000)     --          --               --           --        (5,863)        (5,863)
                                     ------------  ------  ----------  ---------------  -----------  ------------  -------------
Balances at December 31, 1997         12,900,000       5         316               --         (679)       (5,970)        (6,328)

   Net income                                 --      --          --               --           --         7,712          7,712
   Collection of shareholder note             --      --          --               --          679            --            679
   Issuance of common shares
       in initial public offering      2,100,000     145      22,276               --           --            --         22,421
   Issuance of common shares
       in connection with
       acquisitions                    1,535,000      15      31,717               --           --            --         31,732
   Dividends declared                         --      --          --               --           --          (711)          (711)
   Repurchase and retirement
       of common stock                   (13,000)     --        (145)              --           --           (31)          (176)
                                     ------------  ------  ----------  ---------------  -----------  ------------  -------------
Balances at December 31, 1998         16,522,000   $ 165   $  54,164   $           --   $       --   $     1,000   $     55,329
                                     ============  ======  ==========  ===============  ===========  ============  =============

See accompanying notes to consolidated financial statements.
                                      F-4


                        SM&A CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                        December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                                          1998        1997       1996
                                                                       ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $  7,712    $  8,817    $    565
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Provision for doubtful accounts                                        18         (27)         27
      Depreciation and amortization                                       1,432         139         448
      Deferred income taxes                                                 588          --          --
      Gain on sale of property and equipment                               (772)       (137)         --
      Changes in assets and liabilities, net of effect of
        acquisitions:
           Accounts receivable, net                                      (1,249)       (581)     (1,377)
           Costs and estimated earnings in excess of billings            (1,873)         --          --
           Prepaid expenses and other assets                                644        (171)       (336)
           Trade accounts payable                                          (956)        (34)        300
           Accrued compensation and payroll taxes                        (1,650)     (1,003)      2,619
           Income taxes payable                                            (603)         --          --
           Other liabilities                                               (776)        152         135
                                                                       ---------   ---------   ---------

                Net cash provided by operating activities                 2,515       7,155       2,381
                                                                       ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                  (12,181)         --          --
    Payment for stock options in acquisition                             (2,449)         --          --
    Payment on note receivable from affiliate                                92          --          --
    Proceeds from sale of minority interest in investment                   200          --          --
    Purchases of property and equipment                                    (401)       (140)     (5,890)
    Increase in capitalized software costs                                 (445)         --          --
    Repayments from shareholder                                             679         (47)       (632)
                                                                       ---------   ---------   ---------

                Net cash used in investing activities                   (14,505)       (187)     (6,522)
                                                                       ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                               22,421          --          --
    Borrowings under long-term credit facility                            7,553      27,336       6,025
    Repayments under long-term credit facility                          (16,793)    (20,228)       (380)
    Distributions to shareholders                                          (711)    (10,041)         --
    Repurchase of common stock                                             (176)     (5,863)         --
    Decrease in stock subscription note receivable                           --          51         154
                                                                       ---------   ---------   ---------

                Net cash provided by (used in) financing activities
                                                                         12,294      (8,745)      5,799
                                                                       ---------   ---------   ---------

                Net increase (decrease) in cash and cash equivalents        304      (1,777)      1,658

Cash and cash equivalents at beginning of year                              150       1,927         269
                                                                       ---------   ---------   ---------

Cash and cash equivalents at end of year                                    454         150       1,927
                                                                       =========   =========   =========

SUPPLEMENTAL INFORMATION - CASH PAID FOR:
      Interest                                                              232         505         421
      Income taxes                                                        5,552         100          --
                                                                       =========   =========   =========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
     In September 1998, the Company sold its approximate 37% ownership interest in Savant Corporation to an affiliated company. Terms of payment included a guaranteed note for $1.8 million.

     In June 1998, the Company sold an aircraft to an affiliated company. Terms of payment included a note for $880,000.

     In January 1997, the Company sold an aircraft to an affiliated company. Terms of payment included a note in the amount of $5.630 million.

Detail of businesses acquired in purchase transactions (in thousands):

      Total consideration                                         $     45,767
      Less stock consideration issued in acquisitions                  (31,732)
                                                                  -------------
      Cash consideration paid for acquisitions                          14,035
      Plus acquisition expenses                                          1,215
      Less cash acquired in acquisitions                                (3,069)
                                                                  -------------
           Cash paid for acquisitions, net of cash acquired       $     12,181
                                                                  =============


See accompanying notes to consolidated financial statements.

                        SM&A CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1998, 1997, and 1996



NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS

SM&A Corporation (formerly Steven Myers & Associates, Inc.) and Subsidiaries ("the Company") was incorporated in California on January 25, 1985. The Company's primary business is providing proposal management and contract support services. In January 1998, the Company completed an initial public offering ("IPO") of Common Stock. Subsequently, in May, 1998 the Company acquired Space Applications Corporation ("SAC"). SAC provides systems engineering, scientific research, program management support and technical support to military and civilian space programs, the intelligence community, and the armed services. In August 1998, the Company acquired Decision-Science Applications, Inc. ("DSA"). DSA provides system engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. SAC and DSA are collectively referred to as "the Acquisitions." On December 31, 1998, SAC merged into DSA. In connection with the merger, the surviving corporation changed its name to SM&A Corporation (East).

On December 1, 1998, the Company's Board of Directors adopted a plan to discontinue the operations of Staminet, Inc., a subsidiary of Space Applications Corporation (see Note 5).

      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the SM&A Corporation and its two wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

      GOODWILL

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 30 years. The recoverability of goodwill is determined by comparing the carrying value of intangible assets to the estimated future operating income of the Company on an undiscounted cash-flow basis. Should the carrying value of goodwill exceed the estimated operating income for the expected period of benefit, an impairment for the excess would be recorded at that time. As of December 31, 1998, no impairment has been recognized.

      PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated using straight-line and accelerated methods based on the estimated useful lives of the related assets, generally five to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

                        SM&A CORPORATION AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997, and 1996

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes certain product related software development costs after technological feasibility has been established. These costs are amortized based on the greater of the straight-line method over the product's remaining estimated economic life or the ratio of the product's current gross revenues to the total of the product's current and anticipated future gross revenues. Accumulated amortization and amortization expense as of and for the year ended December 31, 1998 were both $199,000. There were no capitalized software costs prior to 1998.

         REVENUE RECOGNITION

PROPOSAL MANAGEMENT SERVICES - The majority of Proposal Management Service activities are provided under "time and expenses" billing arrangements, and revenues are recorded as work is performed. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenues are also derived from success fees offered to clients as a pricing option, and recorded as revenue only upon the attainment of the specified incentive criteria. Success fees are billable by the Company when a contract is won by the client.

CONTRACT SERVICES - A significant portion of the Company's contract services are performed for the United States Government under various cost reimbursable, time and material and fixed-price contracts and subcontracts. The Company records revenues from cost-reimbursable contracts, including cost-plus-fixed-fee contracts, on the basis of reimbursable costs plus a pro rata portion of the fee. Revenue from time and materials contracts are recognized based on the contractual hourly billing rates as the services are performed. For financial reporting purposes, the Company records revenue from fixed-price contracts on the percentage-of-completion method. Accrued income is based on the percentage of estimated total income that costs incurred to date bear to estimated total costs after giving effect to the most recent estimates of cost and estimated contract price at completion. Some contracts contain incentive provisions based upon performance in relation to established targets to which applicable recognition has been given in the contract revenue estimates.

As many contracts extend over a long period of time, revisions in cost and price estimates during the progress of work have the effect of adjusting earnings in the current period applicable to performance in prior periods. When the contract estimate indicates a loss, provision is made for the total anticipated loss. In accordance with these practices, contracts in progress are stated at cost plus estimated profit, but not in excess of realizable value. Contract costs for services supplied to the U.S. Government, including indirect expenses, are subject to audit by the Government's representatives. All contract revenues are recorded in amounts that are expected to be realized upon final settlement.

SOFTWARE PRODUCTS - The Company has a Master Development and Distribution Agreement for licensing of several software products to a manufacturer of test instruments. The Company receives royalties from the instrument manufacturer as software product units are sold and distributed. The Company recognizes royalty revenue as payments are received from the instrument manufacturer.

                        SM&A CORPORATION AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997, and 1996

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts receivable, other accounts receivable, trade accounts payable and other accrued liabilities are measured at cost which approximates their fair value.

      INCOME TAXES

The Company provides for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

Prior to the initial public offering, the Company and its shareholders elected to be treated as an S corporation under the Internal Revenue Code of 1986, as amended (the "Code"). Under the provisions of the Code, the Company's shareholders included their pro rata share of the Company's income on their personal tax returns. Accordingly, the Company was not subject to Federal and most state income taxes.

In January 1998, the Company still operated as an S corporation; thus, the consolidated income statement presentation for the year ended December 31, 1998 includes only applicable Federal and state income taxes for the period in which the Company was a C corporation. Upon termination of the S corporation status on January 28, 1998, the Company recorded income tax expense resulting from the establishment of net deferred tax liabilities of approximately $510,000, which was based upon temporary book to tax differences existing at the date of termination of the Company's S corporation status.

      NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all in-the-money stock options. Common equivalent shares have not been included where inclusion would be anti-dilutive.

The following is a reconciliation between the number of shares used in the basic and diluted net income per share calculations (in thousands):

                                                                     1998         1997         1996
                                                                  ----------   ----------   ----------
Basic net income per share:
         Weighted average number of shares outstanding               15,645       12,948       14,893
Dilutive effect of stock options                                        339            -            -
                                                                  ----------   ----------   ----------
Diluted net income per share:
          Weighted average number of shares outstanding              15,984       12,948       14,893
                                                                  ==========   ==========   ==========

As of December 31, 1998, there were 114,500 shares considered anti-dilutive. Such shares were excluded from the reconciliation above.

                        SM&A CORPORATION AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997, and 1996

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      STOCK OPTION PLAN

The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock options. The Company provides pro forma net income and pro forma earnings per share disclosures for employee stock options grants as if the fair value-based method defined in Statement of Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, had been applied.

      USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATIONS

Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.


NOTE 2.  ACQUISITIONS

In May 1998, the Company issued 819,743 unregistered shares of common stock valued at approximately $14.7 million and stock options with a fair value of $2.7 million for all the outstanding common stock of SAC. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial results of SAC from May 18, 1998, the date the definitive agreement was approved by all relevant parties, and the date of the private placement memorandum for SAC. Due to certain price protection provisions relating to the shares of common stock issued in connection with the acquisition of SAC, the Company may be required to issue additional shares of common stock to former shareholders of SAC depending upon the market price of the common stock at certain defined liquidation dates. Conversely, SAC shareholders may be required to return shares of common stock under these same conditions.

In August 1998, the Company issued 714,839 unregistered shares of common stock valued at approximately $14.4 million, and $14.0 million cash for all the outstanding common stock and options of DSA. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial results of DSA from August 1, 1998, the beginning of the accounting period in which the purchase transaction was finalized.

The shareholders of common stock issued in the Acquisitions have demand registration rights. The shareholders exercised such demand rights on February 1, 1999 and the Company expects to file for registration with the SEC in May 1999.

                        SM&A CORPORATION AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997, and 1996

NOTE 2.  ACQUISITIONS (CONTINUED)

The Company recorded goodwill of approximately $32.3 million as a result of these purchase transactions. The allocation of the purchase prices for both Acquisitions and other purchase accounting adjustments is as follows (in thousands):

    Total purchase price, net               $     45,767
    Net assets acquired                          (14,661)
    Acquisition costs                              1,215
                                            -------------
       Goodwill                                   32,321
    Less accumulated amortization                   (534)
                                            -------------
       Goodwill, net                        $     31,787
                                            =============

Unaudited pro forma combined results of operations for the periods ended December 31, 1998 and 1997 would have been as follows had each of the acquisitions occurred as of the beginning of the respective periods (in thousands, except per share data):

                                                                     1998           1997
                                                                 ------------   ------------
    Pro forma net revenues                                       $    96,442         96,806
                                                                 ============   ============

    Pro forma income from continuing operations                        6,601          4,840
    Pro forma loss from discontinued operations                         (598)           (93)
                                                                 ------------   ------------
    Net income                                                   $     6,003    $     4,747
                                                                 ============   ============

    Pro forma income per share from continuing operations:
         Basic                                                          $.40          $ .31
         Diluted                                                        $.39          $ .31
                                                                 ============   ============

    Pro forma loss per share from discontinued operations:
         Basic                                                        $ (.03)        $ (.01)
         Diluted                                                      $ (.03)        $ (.01)
                                                                 ============   ============

    Pro forma net income per share:
         Basic                                                         $ .37          $ .30
         Diluted                                                       $ .36          $ .30
                                                                 ============   ============

    Weighted average shares outstanding:
         Basic                                                        16,373         15,743
         Diluted                                                      16,758         15,861


    Pro forma adjustments have been applied to reflect the purchases and the addition of amortization related to intangible assets acquired. The pro forma adjustments also include the presentation of Staminet, Inc. as a discontinued operation as of January 1, 1997.

    For the combined pro forma basic earnings per share figures, it is assumed that 12,900,000 shares of SM&A common stock were outstanding since January 1, 1997 along with 819,743 shares issued in the SAC acquisition and 714,839 shares issued in the DSA acquisition. The December 31, 1997 combined pro forma basic earnings per share figures also give effect to 1,261,000 shares issued in the Company's IPO and factors in the dilutive effect of SM&A options granted to SAC and DSA employees at acquisition as if such grants occurred at the beginning of the periods presented. The pro forma results presented above may not be indicative of future performance.





NOTE 3.  PROPERTY AND EQUIPMENT

       A summary of property and equipment follows (in thousands):

                                                 1998            1997
                                             ------------    ------------

    Computer equipment                       $     2,050     $       305
    Furniture and equipment                          586             273
    Leasehold improvements                           367              19
    Aircraft                                          --             891
                                             ------------    ------------
                                                   3,003           1,488
    Less accumulated depreciation and
    amortization                                    (613)         (1,110)
                                             ------------    ------------

                                             $     2,390     $       378
                                             ============    ============



NOTE 4.  DUE FROM AFFILIATES AND RELATED PARTY TRANSACTIONS

In September 1998, Space Applications Corporation, a subsidiary of SM&A Corporation, sold its 37% ownership interest in Savant, an equity investment, to an affiliate of the Company's principal shareholder for its net book value of $2.0 million. The sales proceeds were $200,000 cash and a promissory note for $1.8 million. The note bears interest at 9% and is payable in thirty monthly installments of $30,000 commencing on October 31, 1998 through March 31, 2001. All remaining principal is due and payable on March 31, 2001. The note is guaranteed by the principal shareholder of the Company. As of December 31, 1998, $1.7 million remained outstanding on the promissory note.

In November 1998, Savant engaged the Company to perform certain consulting services through December 31, 1998. Included in accounts receivable as of December 31, 1998 is $300,000 due from Savant for this consulting project. Terms of the agreement were commensurate with market rates for similar consulting services.

                        SM&A CORPORATION AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997, and 1996

NOTE 4.  DUE FROM AFFILIATES AND RELATED PARTY TRANSACTIONS (CONTINUED)

In June 1998, the Company sold an aircraft to an affiliate of the Company's principal shareholder. Terms included a promissory note for the total sales price of $880,000. The note bears interest at the prime rate (8.5% as of December 31, 1998), is payable in full no later than June 25, 1999, and is secured by a first-priority interest in the aircraft. As the aircraft was nearly fully depreciated at the time of sale, the majority of the proceeds were recognized as a gain on sale. As of December 31, 1998, the note balance, including accrued interest, was $916,000.

At December 31, 1997, the principal shareholder of the Company owed $679,000, including accrued interest, under the terms of a promissory note bearing interest at 7.3% per annum. All amounts owed on this promissory note were repaid in January 1998.

In January 1997, the Company sold an aircraft to an affiliate of the Company's principal shareholder for a sales price of $5,635,000, of which $5,000 was paid in cash. Concurrent with the sale, the affiliate assumed $5,630,000 of the Company's long-term notes payable bearing interest of 7.3% and 10.07% per annum.

The Company charters aircraft from time to time through an air service chartering company controlled by the Company's principal shareholder. The terms of use and charter rates paid by the Company are established by the air service chartering company and are considered by the Company to be competitive with charter rates and on terms as favorable as those from unaffiliated third parties for similar aircraft. Charter fees amounted to approximately $300,000, $471,000, and $0 for the years ended December 31, 1998, 1997, and 1996, respectively.


NOTE 5. DISCONTINUED OPERATIONS

On December 1, 1998, the Company's Board of Directors adopted a plan to discontinue the operations of Staminet, Inc., a subsidiary of Space Applications Corporation, which was acquired in a purchase combination in May 1998. Accordingly, the operating results of Staminet, including provisions for estimated losses during the phase-out period, severance, facility lease costs and other shut down expenses expected to be incurred in connection with the disposal, have been accrued for as of December 31, 1998. Estimated expenses and operating losses from the measurement date through the anticipated date of disposal amounted to $997,000. The operations of Staminet are expected to be fully terminated by March 31, 1999. The net liabilities of Staminet as of December 31, 1998, which amounted to approximately $239,000, are included in other current liabilities.

                        SM&A CORPORATION AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997, and 1996



NOTE 6.  DEBT

A summary of debt is provided as follows (in thousands):

                                                1997
                                           ---------------

    Bank debt                              $        7,149
    Aircraft loans                                    517
    Capital leases                                     63
                                           ---------------
                                                    7,729
         Less current portion of
              long-term debt                         (786)
                                           ---------------

                                           $        6,943
                                           ===============


In September 1998, the Company entered into a credit agreement with a bank which provides a $25.0 million revolving line of credit. The credit agreement, which is secured by a first priority interest in substantially all of the assets of the Company, matures in September 2001 and has two interest rate options; the Bank's Prime rate or LIBOR plus 1.25% to 2.0%, based on the ratio of total indebtedness to earnings before interest and taxes. The credit agreement requires payment of a fee of 0.25% of the average unused portion of the facility and contains certain covenants. The most restrictive covenant requires the Company to maintain consolidated net worth, as defined in the credit agreement, of at least $35.0 million plus 75% of consolidated quarterly net income. As of December 31, 1998, the Company was in compliance with, or has obtained waivers, on all covenants. There were no amounts outstanding under the credit agreement as of December 31, 1998; however, availability of funds was reduced by a standby letter of credit in the amount of $1.1 million. The Company is currently in discussions with its lender to increase the size of the credit facility to $50.0 million, with similar covenant restrictions and other terms.

Bank debt and a capital lease outstanding as of December 31, 1997 were repaid by the Company in February 1998 with the proceeds received from the initial public offering.

                        SM&A CORPORATION AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997, and 1996



NOTE 7.  INCOME TAXES

Income tax expense attributable to income from continuing operations consists of (in thousands):


                                             CURRENT      DEFERRED      TOTAL
                                            ----------   ----------   ----------
        Year ended December 31, 1998:

                Federal                     $   4,470    $     484    $  $4,954

                State                           1,014          104        1,118
                                            ----------   ----------   ----------
                                            $   5,484    $     588    $   6,072
                                            ==========   ==========   ==========



For the years ended December 31, 1997 and 1996, the Company has provided for income taxes at the appropriate California statutory state income tax rate imposed on S Corporations, as follows (in thousands):


                                       1997              1996
                                   ------------     -------------
                  State            $       147      $          9
                                   ============     =============


A reconciliation of the Company's effective tax rate compared to the statutory Federal tax rate is as follows:

                                                                    1998
                                                              ------------------

          Income taxes at statutory Federal rates                         34.0%
          State taxes, net of federal income tax                           5.5
            benefit
          Amortization of non-deductible goodwill                          3.7
          Other, net                                                      (1.6)
                                                              ------------------

                                                                          41.6%
                                                              ==================

The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income effects of these temporary differences representing significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                               1998
                                                                         -----------------
    Accrued expenses not currently deductible for tax
     purposes                                                            $            868
    Project reserves                                                                  140
    Allowance for doubtful accounts                                                   248
    Depreciation                                                                       52
    Change of accounting from cash to accrual method for
      acquired subsidiaries                                                        (1,023)
    Prepaid expenses                                                                 (164)
    Installment sale transaction                                                     (439)
    Capitalized software                                                             (664)
    Other                                                                              (8)
                                                                         -----------------
                          Total net deferred income tax liability        $           (990)
                                                                         =================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

For the years ended December 31, 1997 and 1996, net deferred tax assets were considered immaterial and did not have a significant impact on the financial results of the Company.


NOTE 8.  SHAREHOLDERS' EQUITY

The Company completed an initial public offering ("IPO") of common stock during January 1998. Of the 3,150,000 shares of Common Stock sold in the IPO at an offering price of $12.00 per share, 1,050,000 were sold by existing shareholders and 2,100,000 were sold by the Company, generating $22.4 million in net proceeds to the Company, net of offering expenses of $1.0 million.

The Company made cash payments of S corporation distributions (the "S Corporation dividend") to shareholders totaling $711,000 which were accrued as of January 28, 1998 and paid February 5, 1998. The S Corporation dividend represented the undistributed earnings of the Company taxed or taxable to the shareholders through the date of the IPO. Cash provided from the operating activities of the Company prior to the IPO was used to fund the dividend payment. S corporation distributions for the year ended December 31, 1997 amounted to $10.0 million.

                        SM&A CORPORATION AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997, and 1996

NOTE 8.  SHAREHOLDERS' EQUITY (CONTINUED)


In December 1998, the Company repurchased and retired 13,000 shares of common stock pursuant to a Board authorization to reacquire up to 300,000 shares of Company stock. Repurchase prices ranged from $13.31 to $14.00 per share.

Included in shareholders' equity as of December 31, 1997, was $679,000 due from an officer and principal shareholder of the Company. The balance was repaid in full in January 1998.


NOTE 9.  STOCK OPTION PLAN AND EMPLOYEE BENEFIT PLANS

In 1997, the Company adopted the 1997 Stock Option Plan (the "Option Plan") under which incentive and non-statutory stock options to acquire shares of the Company's common stock may be granted to officers, employees, and consultants of the Company. The Option Plan is administered by the Board of Directors and permits the issuance of up to 1,500,000 shares of the Company's common stock (see Note 13). Incentive stock options must be issued at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options granted under the Plan vest over various terms up to four years and are exercisable over a period of time, not to exceed ten years, and are subject to other terms and conditions specified in each individual employee option agreement. A summary of employee stock options follows:


                                                                                          WEIGHTED
                                                                                        AVERAGE FAIR
                                                                         WEIGHTED         VALUE OF
                                                                         AVERAGE          OPTIONS
                                                  NUMBER OF SHARES    EXERCISE PRICE      GRANTED
                                                  ----------------    --------------    ------------
    Outstanding as of December 31, 1997                         -                 -
     Granted                                            1,515,700           $ 12.86         $ 7.41
     Cancelled                                            (58,500)           (13.14)
     Options converted in acquisition                     175,906              5.67
                                                  ----------------     -------------

    Outstanding as of December 31, 1998                 1,633,106           $ 11.52
                                                  ================     =============


                        SM&A CORPORATION AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997, and 1996

NOTE 9.  STOCK OPTION PLAN AND EMPLOYEE BENEFIT PLANS (CONTINUED)


The following table summarizes information concerning currently outstanding options:


                                                      WEIGHTED                  WEIGHTED
                      NUMBER OF    WEIGHED AVERAGE    AVERAGE     NUMBER OF     AVERAGE
     RANGE             OPTIONS        REMAINING       EXERCISE     OPTIONS      EXERCISE
OF EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISEABLE     PRICE
------------------   -----------   ----------------   --------   ------------   --------
$    3.42-- $7.95       175,906                5.0    $  5.67              -          -
$ 11.75 -- $14.31     1,237,900                9.5      12.07              -          -
$ 15.89 -- $19.13       219,300                9.6      17.34              -          -
------------------   -----------   ----------------   --------   ------------   --------
$ 3.42  -- $19.13     1,633,106                9.5    $ 11.52              -          -
==================   ===========   ================   ========   ============   =========



As part of the SAC acquisition, SAC's outstanding options were converted into SM&A options for 175,906 shares of the Company's common stock. These options have been included in the stock option summary above, but are not part of the Option Plan. The SFAS No. 123 calculation below does not include the effect of these converted options as their fair value has been included in the calculation of goodwill from acquisition.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option-pricing model, with the following weighted average assumptions: expected life of 6.25 years; stock volatility of 51.76%; risk-free interest rate of 6.00%; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $6.9 million, or $0.44 per basic share and $0.43 per diluted share.

DEFINED CONTRIBUTION PLANS

The Steven Myers & Associates 401(k) Plan and Trust is a defined contribution plan. The Plan includes a tax-deferred 401(k) provision. The Plan covers all employees of the heritage entity Steven Myers & Associates. Contributions are made to the Plan by participants only.

SAC and DSA, the acquired subsidiaries, each maintain 401(k) and profit sharing plans for their employees (see Note 13). Contributions were made to the Plan by both the employees and the Company. The Company's expense under these plans was $479,000 for the year ended December 31, 1998.

                        SM&A CORPORATION AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997, and 1996


NOTE 10. COMMITMENT AND CONTINGENCIES

The Company leases office facilities and certain equipment under lease agreements classified as operating leases. Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are summarized as follows (in thousands):

Year ending December 31:
    1999                                           $            4,903
    2000                                                        5,956
    2001                                                        5,675
    2002                                                        5,448
    2003                                                        5,537
    Thereafter                                                 24,845
                                                   -------------------

Total Future Minimum Lease Payments                $           52,364
                                                   ===================


Rent expense amounted to $1,700,000, $392,000 and $184,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of income.


NOTE 11. SEGMENT REPORTING DATA

SM&A Corporation classifies its operations into three lines of business, each offering a distinct set of services. These lines of business are summarized as follows; PROPOSAL MANAGEMENT, which involves assisting clients with the procurement of government and commercial programs; SYSTEMS SOLUTIONS, which includes systems engineering, scientific research, program management and technical support services, and INFORMATION TECHNOLOGY SOLUTIONS, which focuses on information systems development

The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

                        SM&A CORPORATION AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997, and 1996

NOTE 11. SEGMENT REPORTING DATA (CONTINUED)

Information as to the operations of the lines of business is set forth below. The information presented for the years ended December 31, 1997 and 1996 represents pro forma supplemental data as described on the statements of income.

                                                       1998         1997          1996
                                                   -----------   -----------   -----------
NET REVENUES:
    Proposal Management Group                      $   39,594(1) $   36,962(1) $   25,699(1)
    Systems Solutions Group                            20,327(1)          -             -
    Information Technology Solutions Group              8,528             -             -
                                                   -----------   -----------   -----------

         Total net revenues                        $   68,449    $   36,962    $   25,699
                                                   ===========   ===========   ===========


OPERATING INCOME (LOSS):
    Proposal Management Group                      $   15,730(1) $    8,249(1) $    2,913(1)
    Systems Solutions Group                             6,259(1)          -             -
    Information Technology Solutions Group              3,015             -             -
    Executive Group                                   (11,925)            -             -
                                                   -----------   -----------   -----------


         Total operating income                    $   13,079    $    8,249    $    2,913
                                                   ===========   ===========   ===========


INCOME (LOSS) FROM CONTINUING OPERATIONS:
    Proposal Management Group                      $    8,990(1) $    4,774(1) $    1,830(1)
    Systems Solutions Group                             3,936(1)          -             -
    Information Technology Solutions Group              1,896             -             -
    Executive Group                                    (6,295)            -             -
                                                   -----------   -----------   -----------

         Total income from continuing operations   $    8,527    $    4,774    $    1,830
                                                   ===========   ===========   ===========


ASSETS:
    Proposal Management Group                      $    8,906    $    5,331    $   11,820
    Systems Solutions Group                             8,654             -             -
    Information Technology Solutions Group              9,492             -             -
    Executive Group                                    39,272             -             -
                                                   -----------   -----------   -----------

         Total assets                              $   66,324    $    5,331    $   11,820
                                                   ===========   ===========   ===========


(1) For the year ended December 31, 1998, net revenues, operating income, and income from continuing operations of the Proposal Management Group would have been $41,594,000 $16,346,000 and $9,377,000, respectively, had certain projects not been transferred to the Systems Solutions Group. Correspondingly, net revenues, operating income, and income from continuing operations of the Systems Solutions Group would have been $18,327,000, $5,643,000 and $3,549,000, respectively. Amounts shown for the years ended December 31, 1997 and 1996 have not been adjusted for this presentation.

                        SM&A CORPORATION AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997, and 1996




NOTE 12. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The majority of the Company's receivables are from the U.S. Government and large companies in the aerospace and defense industries. The Company's ten largest customers represented 74.5% of total revenue for fiscal 1998. The Company controls credit risk through credit approvals and monitoring procedures. Credit losses have historically been minimal.

The percentage of the Company's net revenues arising from major customers is summarized as follows:

                                                 YEARS ENDED DECEMBER 31,
                                         ---------------------------------------
                                           1998         1997          1996
                                         ---------------------------------------

    U.S. Government                          25%           -%            -%
    Lockheed Martin Corporation              17           22            23
    Raytheon Systems Company                 16           11             7
    The Boeing Company                        8           10            10
    Motorola Corporation                      6           13            18
    Litton Systems, Inc.                      5           15             6
    Hughes Space & Communications Company     -           10            19



NOTE 13. SUBSEQUENT EVENTS

In January 1999, the Board of Directors approved the allocation of an additional 1,000,000 shares of common stock for grant under the 1997 Stock Option Plan. This allocation is subject to shareholder approval at the Annual Shareholders' meeting in May 1999 (Note 9).

In January 1999, the Board of Directors approved the adoption of an Employee Stock Purchase Plan (the "ESP Plan") with an initial allocation of 250,000 shares. The ESP Plan allows employees of the Company to purchase common stock, through bi-weekly payroll deductions, at a 15% discount. Employee contributions to the ESP are limited to 15% of the employee's annual compensation. The adoption of the ESP Plan and the related allocation of shares are subject to shareholder approval at the Annual Shareholders' meeting in May 1999.

In March 1999, the defined contribution pension plans of Steven Myers & Associates, Space Applications Corporation, and Decision-Science Applications, Inc. were merged to form a single 401(k) plan. The new plan, the SM&A Corporation 401(k) Plan and Trust, provides for employee contributions of up to 15 percent of eligible compensation with Company matching and profit sharing contributions for certain classes of employees (Note 9).

                        SM&A CORPORATION AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997, and 1996

NOTE 13. SUBSEQUENT EVENTS (CONTINUED)


In March 1999, the planned sale of Staminet to its management team was terminated. Accordingly, Staminet was liquidated. Additional severance, facility lease termination costs, and other shut down expenses were accrued for as of December 31, 1998 (Note 5).



                        SM&A CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                ( IN THOUSANDS )



                                                           ADDITIONS
                                                     ----------------------
                                        BALANCE AT   CHARGES TO  RECOVERIES                BALANCE AT
                                      THE BEGINNING   BAD DEBTS      AND     DEDUCTIONS/     THE END
                                      OF THE PERIOD    EXPENSE    OTHER (1)  WRITE-OFFS   OF THE PERIOD
                                     -------------------------------------------------------------------
              1998
ALLOWANCE FOR DOUBTFUL ACCOUNTS       $         -   $       60   $      625   $      (42)   $      643
                                     ===================================================================
              1997
ALLOWANCE FOR DOUBTFUL ACCOUNTS       $        27   $        -   $        -   $      (27)   $        -
                                     ===================================================================
              1996
ALLOWANCE FOR DOUBTFUL ACCOUNTS       $         -   $       27   $        -   $        -    $       27
                                     ===================================================================


(1) REPRESENTS AMOUNTS ACQUIRED IN ACQUISITIONS.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by this reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 1999 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy statement is being filed with the Securities and Exchange Commission concurrently with this Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by this reference to the section entitled "Executive Compensation" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 1999 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy statement is being filed with the Securities and Exchange Commission concurrently with this Form 10-K.


ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by this reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 1999 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy statement is being filed with the Securities and Exchange Commission concurrently with this Form 10-K.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by this reference to the section entitled "Executive Compensation - Certain Transactions" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 1999 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy statement is being filed with the Securities and Exchange Commission concurrently with this Form 10-K.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1). Consolidated Financial Statements (included in Part II of this Annual Report on Form 10-K).
          Independent Auditor's Report
          Consolidated Balance Sheets at December 31, 1998 and 1997
          Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Shareholders' Equity (Deficiency) for the Years Ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements

(a)(2). Financial Statement Schedules (included in Part II of this Annual Report on Form 10-K).
          Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 1998, 1997 and 1996.
          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(a)(3).   Exhibits (see Exhibit Index)

(b).      Reports on Form 8-K.

          On October 23, 1998, the Company filed with the Securities and Exchange Commission, an amended interim report on Form 8-K/A concerning the Company's acquisition of Decision-Science Applications, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SM&A CORPORATION


                                   By: /s/ Steven S. Myers
                                       -----------------------------------------
                                       Steven S. Myers, Chief Executive Officer

                                   Dated:  March 26, 1999

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                NAME                                     TITLE                            DATE
-------------------------------------  -------------------------------------------  ---------------


/s/ Steven S. Myers
-------------------------------------
Steven S. Myers                         Chairman of the Board and Chief
                                        Executive Officer (Principal Executive
                                        Officer)                                      March 26, 1999


/s/ Michael A. Piraino
-------------------------------------
Michael A. Piraino                      President, Chief Operating Officer, and
                                        Director                                      March 26, 1999


/s/ Steven R. Mast
-------------------------------------
Steven R. Mast                          Senior Vice President, Chief Financial
                                        Officer and Secretary (Principal Financial
                                        Officer and Principal Accounting Officer)     March 29, 1999


/s/ J. Christopher Lewis
-------------------------------------
J. Christopher Lewis                    Director                                      March 26, 1999


/s/ James R. Mellor
-------------------------------------
James R. Mellor                         Director                                      March 27, 1999


/s/ Malcolm R. Currie
-------------------------------------
Malcolm R. Currie                       Director                                      March 27, 1999



                                  EXHIBIT INDEX

              2.1 Agreement and Plan of Reorganization and Merger dated May 18, 1998, by and among the Registrant, Space Applications Corporation, SAC Acquisition, Inc. and the individual shareholders named therein (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on June 4, 1998).

              2.2 Agreement and Plan of Reorganization and Merger dated July 22, 1998, by and among the Registrant, Decision-Science Applications, Inc., DSA Acquisition, Inc. and the individual shareholders named therein (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on August 21 1998).

              2.3 Agreement of Merger dated November 24, 1998 between Space Applications Corporation and SM&A Corporation
                           (East), effective date December 31, 1998.*

              3.1 Articles of Incorporation, as amended and restated (filed on January 27, 1998 as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference).

              3.2 Bylaws of the Registrant, as amended and restated (filed on January 5, 1998 as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference).

              3.3 Certificate of Ownership as filed with the California Secretary of State on August 6, 1998 (filed on August 19, 1998 as Exhibit 3.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference).

              10.1 1997 Stock Option Plan and related form of Stock Option Agreement (filed on January 5, 1998 as Exhibit
                           10.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference).

              10.2 Form of Indemnification Agreement (filed on November 21, 1997 as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference).

              10.3 Office Facilities Lease (filed on November 21, 1997 as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference).

              10.4 Hawker Aircraft Sale Agreement (filed on November 21, 1997 as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference).

              10.5 Employment Agreement with Steven S. Myers (filed on November 21, 1997 as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference).

              10.6 Employment Agreement with Kenneth W. Colbaugh (filed on November 21, 1997 as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference).

              10.7 Commercial Note dated May 30, 1995 between NationsBank, N.A. and the Registrant and related Aircraft Security--Chattel Mortgage, Security Agreement and Unconditional Guaranty of Payment (filed on November 21, 1997 as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference).

              10.8         Executive Bonus Plan (filed on November 21, 1997 as
                           Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference).

              10.9 Registration Rights Agreement dated May 29, 1998 by and among the Registrant and certain shareholders of Space Applications Corporation identified therein (filed on June 4, 1998 as Exhibit 2 to the Registrant's Current Report on Form 8-K and incorporated herein by reference).

              10.10 Employment Agreement dated May 29, 1998 by and between Space Applications Corporation and Roger Skinner (filed on June 4, 1998 as Exhibit 2 to the Registrant's Current Report on Form 8-K and incorporated herein by reference).

              10.11 Employment Agreement dated May 29, 1998 by and between Space Applications Corporation and Stanley Hee (filed on June 4, 1998 as Exhibit 2 to the Registrant's Current Report on Form 8-K and incorporated herein by reference).

              10.12 Registration Rights Agreement dated August 20, 1998 by and among Registrant and certain shareholders of Decision-Science Applications, Inc. set forth therein (filed on August 21, 1998 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference).

              10.13 Employment Agreement dated August 20, 1998 by and between Decision-Science Applications, Inc. and Guy
                           A. Ackerson (filed on August 21, 1998 as Exhibit 10.2 to the Registrant's Current Report on Form 8-K and incorporated herein by reference).

              10.14 Employment Agreement dated August 20, 1998 by and between Decision-Science Applications, Inc. and Gary
                           L. Lucas (filed on August 21, 1998 as Exhibit 10.3 to the Registrant's Current Report on Form 8-K and incorporated herein by reference).

              10.15 Employment Agreement dated August 20, 1998 by and between Decision-Science Applications, Inc. and Dana
                           R. Raucher (filed on August 21, 1998 as Exhibit 10.4 to the Registrant's Current Report on Form 8-K and incorporated herein by reference).

              10.16 Escrow Agreement dated May 29, 1998 by and between the Registrant, Space Applications Corporation, First American Trust Company, Stanley Y.H. Hee and certain shareholders identified therein.*

              10.17 Escrow Agreement dated August 20, 1998 by and between Decision-Science Applications, Inc., First American Trust Company and certain shareholders identified therein (filed on August 21, 1998 as Exhibit 10.5 to the Registrant's Current Report on Form 8-K and incorporated herein by reference).

              10.18 Note dated June 25, 1998 for sale of Turbo Commander aircraft.*

              10.19 Credit and Security Agreement dated September 11, 1998, between the Registrant and the financial institutions listed thereon, as Lenders and Mellon Bank, N.A., as Agent, and Amendment Number One thereto dated December 4, 1998.*

              10.20 Promissory Note dated September 11, 1998 executed by the Registrant in favor of Mellon Bank in the principal amount of $15,000,000.*

              10.21 Promissory Note dated September 11, 1998 executed by the Registrant in favor of Imperial Bank in the principal amount of $10,000,000.*

              10.22 General Continuing Guaranty dated September 11, 1998 of Space Applications Corporation securing obligations of the Registrant under promissory note in favor of Mellon Bank.*

              10.23 General Continuing Guaranty dated September 11, 1998 of Decision-Science Applications, Inc. securing obligations of the Registrant under promissory note in favor of Mellon Bank.*

              10.24 Security Agreement dated September 11, 1998 between Mellon Bank, N.A. and Space Applications Corporation.*

              10.25 Security Agreement dated September 11, 1998 between Mellon Bank, N.A. and Decision-Science Applications, Inc.*

              10.26 Common Stock Purchase Agreement dated September 30, 1998 between Space Applications Corporation and Summit Aviation.*

              10.27 Employment Agreement dated December 10, 1998 between the Registrant and Michael A. Piraino.*

              10.28 Vienna Office Lease; Multitenant Office Deed of Lease Agreement between Opus East, L.L.C., as Landlord, and SM&A Corporation, as Tenant.*

              21           Subsidiaries of the Registrant*

              23           Consent of KPMG LLP*

              27           Financial Statement Schedule*
---------------------

*    Filed herewith.


--------