Form 10-Q
period 1999-03-31
SM&A CORP
filed 1999-05-17
CIK 1050031

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Quarter Ended March 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

     Commission file number _________________

                               SM&A CORPORATION
                               ----------------
            (Exact name of registrant as specified in its charter)


                CALIFORNIA                                33-0080929
                ----------                                ----------
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

-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]  No  [_].

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                            Outstanding at
               ------------                         March 31, 1999
               Common Stock                           16,389,579

                       SM&A CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                                        Page
                                                                                                        ----
PART   I.  FINANCIAL INFORMATION

Item   1   Consolidated Financial Statements

           Consolidated Balance Sheets as of March 31, 1999  and December 31, 1998....................      3

           Consolidated Statements of Earnings for the three months ended March 31, 1999 and 1998.....      4

           Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998...      5

           Notes to Consolidated Financial Statements.................................................   6-11

Item   2   Management's Discussion and Analysis of Financial Condition and Results of Operations......  12-22

PART  II   OTHER INFORMATION

Item   1   Legal Proceedings..........................................................................     23

Item   2   Changes in Securities and Use of Proceeds..................................................     23

Item   3   Defaults Upon Senior Securities............................................................     23

Item   4   Submission of Matters to Vote of Security Holders..........................................     23

Item   5   Other Information..........................................................................     23

Item   6   Exhibits and Reports on Form 8-K...........................................................     23

Signatures............................................................................................     24

                       SM&A CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (unaudited)

                                                                                       March 31,           December 31,
                                                                                         1999                  1998
                                                                                        -------              -------
                                   ASSETS
Current Assets:
         Cash and cash equivalents                                                      $   835              $   454
         Accounts receivable, net of allowance for doubtful accounts                     17,544               15,326
         Costs and estimated earnings in excess of billings
           on contracts in progress, net of allowance                                    11,618                7,545
         Prepaid income taxes                                                               591                2,085
         Prepaid expenses and other assets                                                  952                  559
                                                                                        -------              -------
           Total current assets                                                          31,540               25,969

Property and equipment, net                                                               2,791                2,390
Notes receivable - affiliates                                                             2,854                2,832
Other assets                                                                              3,889                3,346
Goodwill, net                                                                            35,033               31,787
                                                                                        -------              -------
           Total assets                                                                 $76,107              $66,324
                                                                                        =======              =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Trade accounts payable                                                         $ 2,949              $ 2,496
         Accrued compensation and payroll taxes                                           7,931                6,585
         Deferred income taxes                                                              265                  265
         Other liabilities                                                                   75                  644
                                                                                        -------              -------
           Total current liabilities                                                     11,220                9,990

Deferred income taxes                                                                       659                  725
Other liabilities                                                                           464                  280
Long-term debt, excluding current portion                                                 6,508                   --
                                                                                        -------              -------
           Total liabilities                                                             18,851               10,995

Shareholders' equity:
         Common stock, no par value                                                         164                  165
         Additional paid in capital                                                      53,113               54,164
         Retained earnings                                                                3,979                1,000
                                                                                        -------              -------
           Total shareholders' equity                                                    57,256               55,329
                                                                                        -------              -------
           Total liabilities and shareholders' equity                                   $76,107              $66,324
                                                                                        =======              =======

The accompany notes are an integral part of the unaudited consolidated financial statements.

                       SM&A CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                    -----------------------
                                                                     1999            1998
                                                                    -------         -------
Net revenues                                                        $25,314         $10,659
Cost of revenues                                                     14,737           5,988
                                                                    -------         -------
     Gross margin                                                    10,577           4,671

Selling, general and administrative expenses                          5,223           1,746
Amortization of goodwill and other intangibles                          345              --
                                                                    -------         -------

     Operating income                                                 5,009           2,925

Other income (expense):
     Interest expense                                                   (23)            (70)
     Other, net                                                          62             139
                                                                    -------         -------
         Income before income taxes                                   5,048           2,994

Income tax expense                                                    2,069           1,245
                                                                    -------         -------
         Net income                                                 $ 2,979         $ 1,749
                                                                    =======         =======

Income per share from continuing operations:
         Basic                                                      $  0.18         $  0.12
         Diluted                                                       0.18            0.12
                                                                    =======         =======

Weighted average common shares outstanding:
         Basic                                                       16,515          14,347
         Diluted                                                     16,927          14,431
                                                                    =======         =======



    The accompany notes are an integral part of the unaudited consolidated financial statements.

                       SM&A CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                        ----------------------------
                                                                                         1999                 1998
                                                                                        -------              -------
Cash flows from operating activities:
    Net income                                                                          $ 2,979              $ 1,749
    Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
              Provision for doubtful accounts                                               (30)                  10
              Depreciation and amortization                                                 345                   44
              Deferred income taxes                                                          --                  161
              Changes in assets and liabilities, net of effect
                   of acquisitions:
                    Accounts receivable, net                                             (1,883)              (1,682)
                    Costs and estimated earnings in excess of billings                   (4,073)                  --
                    Prepaid expenses and other assets                                      (740)                 161
                    Trade accounts payable                                                  401                 (183)
                    Accrued compensation and payroll taxes                                1,330                1,473
                    Income taxes                                                          1,531                  989
                    Other liabilities                                                      (596)                 (78)
                                                                                        -------              -------
                         Net cash (used in) provided by operating activities               (736)               2,644
Cash flows from investing activities:
    Acquisition, net of cash acquired                                                    (3,278)                  --
    Additional expenditures related to acquisitions                                        (645)                  --
    Purchases of property and equipment                                                    (349)                 (11)
    Advances to shareholder                                                                 (22)                 679
                                                                                        -------              -------
                         Net cash (used in) provided by investing activities             (4,294)                 668
Cash flows from financing activities:
    Proceeds from issuance of common stock                                                   60               22,474
    Advances (repayments) of long-term debt, net                                          6,464               (7,710)
    Distributions to shareholders                                                            --                 (710)
    Common stock repurchases                                                             (1,113)                  --
                                                                                        -------              -------
    Net cash provided by financing activities                                             5,411               14,054
    Net increase in cash and cash equivalents                                               381               17,366
Cash at beginning of period                                                                 454                  150
                                                                                        -------              -------
Cash at end of period                                                                   $   835              $17,516
                                                                                        =======              =======

Supplemental information-Cash paid for:
              Interest                                                                  $     8              $   147
              Income taxes                                                                  464                   94
                                                                                        =======              =======

Supplemental schedule of noncash investing activity:

Detail of business acquired and other purchase accounting adjustments as follows
(in thousands):

                    Cash consideration paid for acquisition                             $ 3,263
                    Plus acquisition expenses                                                40
                    Less cash acquired in acquisition                                       (25)
                                                                                        -------
                         Cash paid for acquisition, net of cash acquired                $ 3,278
                                                                                        =======

    The accompany notes are an integral part of the unaudited consolidated financial statements.

                       SM&A CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

              For the Three Months Ended March 31, 1999 and 1998

NOTE 1.  GENERAL

  SM&A Corporation (formerly Steven Myers & Associates, Inc.) and Subsidiaries ("the Company") was incorporated in California on January 25, 1985. The Company's primary business is providing proposal management and contract support services. In January 1998, the Company completed an initial public offering ("IPO") of Common Stock. Subsequently, in May 1998, the Company acquired Space Applications Corporation ("SAC"). SAC provides systems engineering, scientific research, program management support and technical support to military and civilian space programs, the intelligence community, and the armed services. In August 1998, the Company acquired Decision-Science Applications, Inc. ("DSA"). DSA provides system engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. In March 1999, the Company acquired Systems Integration Software, Inc. ("SIS"). SIS provides systems engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. These transactions were accounted for as purchases and, accordingly, the consolidated financial statements include the financial results of the Acquisitions from the effective dates of the respective events. SAC, DSA and SIS are collectively referred to as "the Acquisitions". On December 31, 1998, SAC merged into DSA. In connection with the merger, the surviving corporation changed its name to SM&A Corporation
(East).

  The accompanying unaudited interim consolidated financial statements of SM&A Corporation (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

  The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 30 years. The recoverability of goodwill is determined by comparing the carrying value of intangible assets to the estimated future operating cash flows of the Company on an undiscounted basis. Should the carrying value of goodwill exceed the fair value an impairment for the excess would be recorded at that time. As of March 31, 1999, no impairment has been recognized.

  In addition, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998. This supplementary information is included in Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1999. Additional supplementary information which includes the historical pro-forma financial statements of the Company prior to its initial public offering is included in Form S-1 filed by the Company with the Securities and Exchange Commission on January

                       SM&A CORPORATION AND SUBSIDIARIES

              For the Three Months Ended March 31, 1999 and 1998

28, 1998 as amended (the "S-1"). Due to the Company converting from an S corporation to a C corporation, the information found in the S-1 filing includes pro forma operating results. These pro formas reflect an adjustment of salaries and bonuses paid to three principal executive officers (which have historically been included in selling, general, and administrative expenses) in excess or less than $2.7 million ($675,000 per quarter) in the aggregate (the maximum salaries and bonuses payable for 1998 under the Company's Executive Compensation Program) and adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation during such period.

  Certain reclassifications have been made to the 1998 financial statements to conform to the presentation going forward.

NOTE 2.  NET INCOME PER SHARE

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

  The following table illustrates the computation of basic and diluted earnings per common share (in thousands, except per share data):

                                                                        Three Months Ended
                                                                            March 31,
                                                                        ------------------
                                                                         1999       1998
                                                                        -------    -------
  Numerator:
      Numerator for basic and diluted
         income per common share -- net earnings                        $ 2,980    $ 1,749
                                                                        -------    -------
  Denominator:
  Denominator for basic income
         per share -- weighted average shares
         outstanding during the period                                   16,515     14,347
  Incremental common shares attributable
         to dilutive outstanding stock options                              412         84
                                                                        -------    -------
  Denominator for diluted income per
         common share                                                    16,927     14,431
                                                                        -------    -------
  Basic net income per common share:                                    $   .18    $   .12
                                                                        =======    =======
  Diluted net income per common share:                                  $   .18    $   .12
                                                                        =======    =======

                       SM&A CORPORATION AND SUBSIDIARIES

              For the Three Months Ended March 31, 1999 and 1998

NOTE 3.  INCOME TAX PROVISION

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

NOTE 4.  ACQUISITIONS

  In March 1999, the Company purchased the outstanding common shares of SIS. The transaction was for cash of $3,263,000 and a one-year earn-out, contingent upon the achievement of certain operating results. This transaction was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements of the Company for the three months ended March 31, 1999, include the financial results of SIS from March 1, 1999, the beginning of the accounting period in which the purchase transaction was finalized.

  In August 1998, the Company issued 714,839 unregistered shares of common stock valued at approximately $14 million, and $14 million cash for all the outstanding common stock and options of DSA. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements of the Company for twelve months ended December 31, 1998 include the financial results of DSA from August 1, 1998, the beginning of the accounting period in which the purchase transaction was finalized.

  In May 1998, the Company issued 819,743 unregistered shares of common stock valued at approximately $14.7 million, and stock options with a fair value of $2.7 million for all the outstanding common stock of SAC. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements of the Company for the twelve months ended December 31, 1998, include the financial results of SAC from May 18, 1998, the date of the private placement memorandum for SAC. Due to certain price protection provisions relating to the shares of common stock issued in connection with the acquisition of SAC and the recent market price of the Company's common stock, the Company will likely be required to issue additional shares of common stock to former shareholders of SAC depending upon the market price of the common stock at certain defined liquidation dates.

  The shareholders of common stock issued in the SAC and DSA acquisitions have demand registration rights. The shareholders exercised such demand rights on February 1, 1999. Subsequently, on April 29, 1999, the Company filed a registration statement with the SEC on Form S-3 to register these common shares.

                       SM&A CORPORATION AND SUBSIDIARIES

              For the Three Months Ended March 31, 1999 and 1998

  The Company recorded goodwill of approximately $35.8 million as a result of these purchase transactions. The Company incurred costs and expenses in connection with the Acquisitions, including legal and accounting, and other various expenses. Eligible costs will be capitalized as part of goodwill in accordance with generally accepted accounting principles (GAAP). The allocation of the purchase price for the Acquisitions and other purchase accounting adjustments is as follows (in thousands):

        Total purchase price, net                          $ 49,030
        Net assets acquired                                 (14,480)
        Acquisition costs                                     1,275
                                                           --------

        Goodwill                                             35,825
        Less accumulated amortization                          (792)
                                                           --------
        Goodwill, net                                      $ 35,033
                                                           ========

  The following table presents unaudited historical results of operations for the three months ended March 31, 1999 and unaudited pro forma results of operations for three months ended March 31, 1998 assuming the acquisitions of SAC and DSA occurred as of January 1, 1998 (in thousands, except per share data):

                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
                                                       1999       1998
                                                      -------    -------
  Net revenue                                         $25,314    $25,001
                                                      =======    =======

  Income from continuing operations                     2,979      1,213
  Income from discontinued operations                      --         27
                                                      -------    -------

  Net income                                          $ 2,979    $ 1,240
                                                      =======    =======
  Net income per share:
   Basic                                              $   .18    $   .08
   Diluted                                            $   .18    $   .07
                                                      =======    =======
  Weighted average shares outstanding:
   Basic                                               16,515     16,373
   Diluted                                             16,927     16,758

  The pro forma data includes adjustments which have been applied to reflect the purchases of SAC and DSA and the addition of amortization related to intangible assets acquired. The pro forma data adjustments also include the presentation of Staminet, Inc. (a subsidiary of the Company) as a discontinued operation as of January 1, 1998.

                       SM&A CORPORATION AND SUBSIDIARIES

              For the Three Months Ended March 31, 1999 and 1998

   For the combined pro forma basic earnings per share figures, it is assumed that 12,900,000 shares of SM&A common stock were outstanding since January 1, 1998 along with 819,743 shares issued in the SAC acquisition and 714,839 shares issued in the DSA acquisition. The pro forma results presented above may not be indicative of future performance.

NOTE 6.  LONG-TERM DEBT

   In September 1998, the Company entered into a credit agreement with a bank which provides a $25.0 million revolving line of credit. The credit agreement, which is secured by a first priority interest in substantially all of the assets of the Company, matures in September 2001 and has two interest rate options; the Bank's Prime rate or LIBOR plus 1.25% to 2.0%, based on the ratio of total indebtedness to earnings before interest and taxes. The credit agreement requires payment of a fee of .25% of the average unused portion of the facility and contains certain covenants. The most restrictive covenant requires the Company to maintain consolidated net worth, as defined in the credit agreement, of at least $35.0 million plus 75% of consolidated quarterly net income. As of March 31, 1999, the Company was in compliance with all covenants. The Company had $6,500,000 outstanding under the credit agreement at March 31, 1999 at an effective interest rate of 7.75%. The Company is currently in discussions with its lenders to increase the size of the credit facility to $50.0 million, with similar covenant restrictions and other terms.

NOTE 7.  SEGMENT REPORTING DATA

   SM&A Corporation classifies its operations into three lines of business, each offering a distinct set of services. These lines of business are summarized as follows; Proposal Management, which involves assisting clients with the procurement of government and commercial programs; Systems Solutions, which includes systems engineering, scientific research, program management and technical support services, and Information Technology Solutions, which focuses on information systems development.

   The Company evaluates performance based on several factors, of which a primary financial measure is business segment revenue earned. The revenue recognition policies of the business segments vary according to the type of contract being worked.

   Information as to the net revenues of the lines of business is set forth below. The information presented for the three months ended March 31, 1998 represents historical supplemental data as described on the statements of income (in thousands):

                       SM&A CORPORATION AND SUBSIDIARIES

              For the Three Months Ended March 31, 1999 and 1998

  Information as to the net revenues of the lines of business is set forth below. The information presented for the three months ended March 31, 1998 represents historical supplemental data as Described on the statements of income (in thousands):

                                                  Three Months Ended
                                                       March 31,
                                                  -------------------
                                                   1999         1998
                                                  -------     -------
  Net Revenues:
  Proposal Management Group                       $10,579     $ 9,125
  Systems Solutions Group                           9,809       1,534
  Information Technology Solutions Group            4,926          --
                                                  -------     -------
   Total revenues                                 $25,314     $10,659
                                                  =======     =======

  Operating Income (loss):
  Proposal Management Group                       $ 4,012     $ 3,365
  Systems Solutions Group                           2,656         670
  Information Technology Solutions Group            1,495          --
  Executive Group                                  (3,154)     (1,110)
                                                  -------     -------
   Total operating income                         $ 5,009     $ 2,925
                                                  =======     =======

  Income (Loss) from Continuing Operations:
  Proposal Management Group                       $ 2,367     $ 1,985
  Systems Solutions Group                           1,571         366
  Information Technology Solutions Group              882          --
  Executive Group                                  (1,841)       (602)
                                                  -------     -------
   Total Income from Continuing Operations        $ 2,979     $ 1,749
                                                  =======     =======

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  From time to time, the Company through its management, may make forward-looking public statements, such as statements concerning then expected future revenues or earnings or concerning projected plans, performance, contract procurement as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in press releases or informal statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Exchange Act and
Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

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


                                 RISK FACTORS

There are risks associated with our acquisition strategy

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

  There can be no assurance that the anticipated economic, operational and other benefits of our acquisition of SAC, DSA or SIS or any future acquisitions will be realized. We cannot be sure that we will be able to successfully integrate acquired businesses in a timely manner without substantial costs, delays or other operational or financial problems. The difficulties of such integration may initially be increased by our need to integrate personnel with different business backgrounds and corporate cultures. In addition, acquisitions may involve our spending significant funds. Our failure to effectively integrate the acquired companies may adversely affect our ability to bid successfully on certain engagements and otherwise grow our business. Client dissatisfaction or performance problems at a single acquired company could have an adverse effect on our reputation as a whole, and this could result in increased difficulty in marketing services or acquiring companies in the future. In addition, we cannot be certain that the acquired companies will operate profitably or will not otherwise hurt operating results. There are other risks with acquisitions. These include diversion of management attention, potential loss of key clients or personnel, risks associated with unanticipated problems, liabilities or contingencies and risks of entering markets in which we have limited or no direct expertise. The occurrence of some or all of the events described in these risks could have a material adverse effect on our business, operating results and financial condition.

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

The are risks associated with government contracting

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

We rely heavily upon our key employees

  Our success is highly dependent upon the efforts, abilities, business generation capabilities and project execution of our executive officers, in particular those of Steven S. Myers, our Chief Executive Officer and Chairman of the Board and Michael A. Piraino, our President and Chief Operating Officer. We entered into a two-year employment agreement with Mr. Myers in November 1997, and a three-year employment agreement with Mr. Piraino in December 1998. The loss of the services of either of these individuals for any reason could materially and adversely affect our business, operating results and financial condition, including our ability to secure and complete engagements. We currently maintain a key-man life insurance policy in the amount of $2.0 million on Mr. Myers and have obtained a similar policy on Mr. Piraino.

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

Our principal shareholder has significant control over SM&A

  Steven S. Myers, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 43.9% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. Such concentration of ownership may have the effect of delaying or preventing a change in control of SM&A and may adversely affect the voting or other rights of other holders of common stock. Our board of directors is currently comprised entirely of individuals supported by Mr. Myers.

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

The number of shares available for future sale could adversely affect the price of our publicly traded stock

  As of April 23, 1999, we had 16, 364.584 shares of common stock outstanding. As of April 23, 1999, we had outstanding options to acquire, subject to certain vesting requirements. 1,630,300 shares of common stock pursuant to our 1997 Stock Option Plan. Additionally, in connection with our Acquisition of Space Applications Corporation, options were granted to purchase an aggregate of 175,906 shares of our common stock. In addition, due to certain price protection provisions relating to the shares of common stock issued in connection with the acquisition of Space Applications Corporation, we are required to issue an aggregate of 537,464 additional shares of common stock to former shareholders of Space Applications Corporation. We also may be required to issue additional shares of our common stock upon exercise of stock options by the former SAC shareholders, depending upon the average closing price of our common stock on the NASDAQ National Market for the twenty (20) trading days immediately before the effective data of a registration statement on Form S-6.

  We have registered on a registration statement on Form S-8 all 1,500,00 shares of common stock underlying the options outstanding or issuable under our 1997 Stock Option Plan. The possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices of our common stock and could impair our ability to raise capital through the sale of our equity securities.

  We issued 819,743 unregistered shares of common stock in the acquisition of SAC and 714,841 unregistered shares of common stock in the acquisition of DSA. The common stock has registration demand rights, which were exercised by the shareholders on February 1, 1999. We have filed the related Form S-3 to register such shares, and the additional 537,464 shares being issued to the former SAC shareholders pursuant to the price protection provisions in the SAC acquisition agreement. In addition, 811,573 shares have also been registered on behalf of certain other shareholders of the Company.

Overview

  The Company is the largest provider of proposal management and high-end contract support services. The Company's proposal management services help its clients achieve a higher probability of winning government and commercial contracts while its high-end contract support services enhance its clients' ability to successfully and efficiently perform on such contracts. The Company's clients include leading firms in the aerospace, defense and communications industries.

  The 1998 acquisitions of SAC and DSA, and the 1999 acquisition of SIS, which collectively added approximately 480 employees to the Company's workforce, provide for a greater percentage of the Company's revenues derived from high-end contract support services. The majority of these services are with the U.S. Government. Within high-end contract support services, two new lines of business were established, the Information Technology Solutions Group ("ITSG") and the Systems Solutions Group ("SSG"). ITSG provides information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. SSG provides systems engineering, program management support and technical support to military and civilian space programs, the intelligence community and the armed services.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

  Net Revenues. Net revenues for the three months ended March 31, 1999 were $25.3 million compared to $10.7 million for the three months ended March 31, 1998, an increase of $14.6 million or 136.4%. Net revenues from Proposal Management Services were $10.6 million for the three months ended March 31, 1999 compared to $9.1 million for the comparable three months of the prior year, an increase of $1.5 million or 16.5%. This increase was attributable to an increase in the customer base and number of proposals managed as a result of increased marketing efforts by the Company. Net revenues from high-end contract support services, specifically Systems Solutions and Information Technology Solutions were $9.8 million and $4.9 million, respectively, for the three months ended March 31, 1999 compared to $1.5 million and -0- for the same three months of the prior year. Revenues from high-end contract support services in total increased $13.2 million or 880% due to the Company expanding their scope of high-end contract support services as a result of the acquisitions of SAC and DSA in May and August 1998, respectively.

  Gross Margin. Gross margin was $10.6 million for the three months ended March 31, 1999 compared to $4.7 million for the three months ended March 31, 1998, an increase of $5.9 million or 125.5%. This increase in gross profit was primarily attributable to the increase in high end contract support services provided as a result of the acquisitions of SAC and DSA in May and August 1998, respectively. As a percentage of net revenues, gross margin decreased to 41.8% compared to 43.8% for the prior year period. The decrease in gross margin as a percentage of net revenues was primarily attributable to lower gross margin contributions from the newly acquired entities.

  Selling, General & Administrative Expenses. Selling, General and Administrative expenses for the three months ended March 31, 1999 were $5.2 million compared to $1.7 million for the three months ended March 31, 1998, an increase of $3.5 million or 205.9%. The increase was primarily the result of increased overhead and facility expenses related to the SAC and DSA acquisitions, an increase in senior management staff to position the Company for
continued growth, and an increase in facility lease costs.   As a percentage of
total revenues, SG&A expenses were 20.6% for the three months ended March 31, 1999, up from 15.9% for the three months ended March 31, 1998.

  Goodwill Amortization. Amortization of goodwill for the three months ended March 31, 1999 was $0.3 million due to the Acquisitions.

  Operating Income. Operating income for the three months ended March 31, 1999 was $5.0 million compared to $2.9 million for the three months ended March 31, 1998, an increase of $2.1 million or 72.4%. As a percentage of total revenues, operating income decreased to 19.8% for the three months ended March 31, 1999 from 27.1% for the three months ended March 31, 1998.

  Other Income (Expense). Other income, net was $39,000 for the three months ended March 31, 1999 compared to $69,000 for the same three months of 1998. This decrease in income was a result of higher interest expense attributable to increased bank borrowings in the first three months of 1999 and lower interest income due to fewer cash equivalents in 1999 compared to the same three month period of 1998.

  Net Income. Net income was $3.0 million for the three months ended March 31, 1999 compared to $1.7 million for the three months ended March 31, 1998, an increase of $1.3 million or 76.5%.

                        LIQUIDITY AND CAPITAL RESOURCES

  For the three months ended March 31, 1999, the Company's net cash used in operating activities was approximately $736,000, compared to cash flows provided by operating activities of $2.6 million in the same period of the prior year. This change was mainly due to an increase in accounts receivable and costs and estimated earnings in excess of billings on contracts in progress, and a decrease in other liabilities.

  Net cash used in investing activities was $4.3 million for the three months ending March 31, 1999, compared to cash flows provided by investing activities of $668,000 for the same period of the prior year. The Company's primary uses of funds on investing activities during the three months ended March 31, 1999 were the acquisition of SIS in March 1999 and additional costs related to the acquisitions of DSA and SAC.

  Net cash provided by financing activities was $5.4 million in the three months ended March 31, 1999, compared to $14.1 million for the same period of the prior year. The primary source of cash provided by investing activities for the three months ended March 31, 1999, was advances on the bank line of credit of $7.5 million, required due to the deterioration of days sales outstanding in receivables. The primary uses of cash on financing activities were the repayment of $1.0 million of outstanding bank debt and the payment of $1.1 million for the repurchase of 137,000 shares of the Company's outstanding common stock.

  The Company believes that funds generated by operations will continue to provide adequate cash to fund its anticipated operating cash needs for at least the next twelve months. The Company has a $25 million revolving line of credit facility with a bank. The revolving line of credit will be used, as considered necessary, for operating cash and for future acquisitions. As of March 31, 1999, the Company had $6.5 million of borrowings outstanding on the line. The Company is in discussions with its lenders to increase the size of the credit facility to $50.0 million, under similar covenant restrictions and other terms.

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

  The Company has initiated communications with significant suppliers and vendors on which the Company relies in an effort to determine the extent to which the Company's business is vulnerable to the potential failure by these third parties' to remediate their Year 2000 problems. While the Company has not been informed of any material risks associated with Year 2000 Issues of these entities, there can be no assurance that the computerized information systems of these third parties will be Year 2000 compliant on a timely basis. The inability of these third parties to remediate their Year 2000 problems could have a material adverse impact on the Company.

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

  The cost and the date on which the Company plans to complete the Year 2000 Issue odifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company's total Year 2000 Issue project cost and estimates to complete exclude the estimated costs and time associated with the impact of a third party's Year 2000 Issue, which are not yet determinable.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   Not applicable

Item 2. Changes in Securities and Use of Proceeds

        On April 21, 1999 the Company amended its open market Stock Repurchase Program to provide authority for the repurchase of up to an additional 300,000 shares of its issued and outstanding common stock, bringing the total authorized repurchases to an amount up to 600,000 shares. As of May 10, 1999 the Company has repurchased 325,000 shares at an average purchase price of $8.25. These repurchases are made at the sole discretion of the Company's management.

Item 3. Defaults Upon Senior Securities

   Not applicable

Item 4. Submission of Matters to Vote of Security Holders

   Not applicable

Item 5. Other Information

   Not applicable

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit
        -------
        No.
        ---

        10.1 * Agreement and Plan of Reorganization and Merger, dated March 30, 1999, among SM&A Corporation, Systems Integration Software, SIS Acquisition, Inc. and the Individuals named therein.

        10.2 * Escrow Agreement, dated March 30, 1999, among SM&A Corporation, Systems Integration Software, First American Trust Company and the individuals named therein.

        27.1 *  Financial Data Schedule

   (b)  Reports on Form 8-K

        None

        ____________________
        * filed herewith

                                  SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SM&A CORPORATION



Date: May 15, 1999              By:  /s/ Michael A. Piraino
                                    ____________________________________________
                                    Michael A. Piraino
                                    President, Chief Operating Officer,
                                    and Director


                                By:  /s/ Michael A. Piraino
                                    ____________________________________________
                                    Michael A. Piraino
                                    Acting Chief Financial Officer and Secretary
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                 EXHIBIT INDEX


   Exhibit               Description
   -------               -----------
   No.
   ---

     10.1 Agreement and Plan of Reorganization and Merger, dated March 30, 1999, among SM&A Corporation, Systems Integration Software, SIS Acquisition, Inc. and the Individuals named therein.

     10.2 Escrow Agreement, dated March 30, 1999, among SM&A Corporation, Systems Integration Software, First American Trust Company and the individuals named therein.

     27         Financial Data Schedules (EDGAR)