Form 10-Q
period 1999-06-30
SM&A CORP
filed 1999-08-16
CIK 1050031

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Quarter Ended  June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

                       Commission file number 000-23585

                               SM&A CORPORATION
                               ----------------
            (Exact name of registrant as specified in its charter)


         CALIFORNIA                                     33-0080929
       --------------                               -----------------
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

                              Yes  [X]  No  [ ].

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


       Class                                                  Outstanding at
  ----------------                                            June 30, 1999
    Common Stock                                               16,551,235

                       SM&A CORPORATION AND SUBSIDIARIES


                                     INDEX


                                                                                                                  Page
                                                                                                                  ----
PART   I.   FINANCIAL INFORMATION

Item    1   Consolidated Financial Statements

            Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                                  3

            Consolidated Statements of Earnings for the three months and six months ended June 30, 1999 and        4
            1998

            Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998                  5

            Notes to Consolidated Financial Statements                                                          6-11

Item    2   Management's Discussion and Analysis of Financial Condition and Results of Operations              12-22

PART   II   OTHER INFORMATION

Item    1   Legal Proceedings                                                                                     23

Item    2   Changes in Securities and Use of Proceeds                                                             23

Item    3   Defaults Upon Senior Securities                                                                       23

Item    4   Submission of Matters to Vote of Security Holders                                                     23

Item    5   Other Information                                                                                     23

Item    6   Exhibits and Reports on Form 8-K                                                                      24

Signatures                                                                                                        25

                       SM&A CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                June 30,         December 31,
                                                                                  1999              1998
                                                                             ---------------   -----------------
                                   ASSETS
Current Assets:
         Cash and cash equivalents                                               $ 3,926           $   454
         Accounts receivable, net of allowance for doubtful accounts              18,925            15,326
         Costs and estimated earnings in excess of billings
           on contracts in progress, net of allowance                             10,261             7,545
         Prepaid income taxes                                                      1,869             2,085
         Prepaid expenses and other assets                                         1,709               559
                                                                                 -------           -------
           Total current assets                                                   36,690            25,969

Property and equipment                                                             3,519             2,390
Notes receivable  affiliates                                                       2,009             2,832
Other assets                                                                       5,054             3,346
Goodwill                                                                          37,582            31,787
                                                                                 -------           -------
           Total assets                                                          $84,854           $66,324
                                                                                 =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Trade accounts payable                                                  $ 1,783           $ 2,496
         Accrued compensation and payroll taxes                                    7,959             6,585
         Deferred income taxes                                                       265               265
         Other liabilities                                                           168               644
                                                                                 -------           -------
           Total current liabilities                                              10,175             9,990

Deferred income taxes                                                                659               725
Other liabilities                                                                    427               280
Long-term debt, excluding current portion                                         16,850                --
                                                                                 -------           -------
           Total liabilities                                                      28,110            10,995

Shareholders' equity :
         Common stock, no par value                                                  159               165
         Additional paid in capital                                               49,552            54,164
         Retained earnings                                                         7,032             1,000
                                                                                 -------           -------
           Total shareholders' equity                                             56,743            55,329
                                                                                 -------           -------
           Total liabilities and shareholders' equity                            $84,854           $66,324
                                                                                 =======           =======

The accompanying notes are an integral part of the consolidated financial statements.

                       SM&A CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)


                                                                      Three Months Ended                   Six Months Ended
                                                                            June 30,                            June 30,
                                                              ---------------------------------   ---------------------------------
                                                                   1999              1998              1999              1998
                                                              ---------------   ---------------   ---------------   ---------------
Net revenues                                                         $26,927           $12,684           $52,241           $23,343
Cost of revenues                                                      15,665             6,960            30,402            12,948
                                                                     -------           -------           -------           -------
     Gross margin                                                     11,262             5,724            21,839            10,395

Selling, general and administrative expenses                           5,630             2,667            10,853             4,413
Amortization of goodwill and other intangibles                           285                86               630                86
                                                                     -------           -------           -------           -------

     Operating income                                                  5,347             2,971            10,356             5,896

Other income (expense):
     Interest expense                                                   (199)               (7)             (222)              (77)
     Other, net                                                           70             1,136               132             1,275
                                                                     -------           -------           -------           -------
         Income before income taxes                                    5,218             4,100            10,266             7,094

Income tax expense                                                     2,164             1,673             4,234             2,918
                                                                     -------           -------           -------           -------
         Income from continuing operations                             3,054             2,427             6,032             4,176

Income from operations of discontinued business,                                            29                                  29
         Net of income tax benefit
Loss from disposal of discontinued business,                              --                --                --                --
         Net of income tax benefit                                   -------           -------           -------           -------

Net income                                                           $ 3,054           $ 2,456           $ 6,032           $ 4,205
                                                                     =======           =======           =======           =======

Income per share from continuing operations:
         Basic                                                       $  0.19           $  0.16           $  0.37           $  0.28
         Diluted                                                     $  0.19           $  0.16           $  0.37           $  0.28
                                                                     =======           =======           =======           =======
Income per share from discontinued operations:
         Basic                                                       $    --           $    --           $    --           $    --
         Diluted                                                     $    --           $    --           $    --           $    --
                                                                     =======           =======           =======           =======
Net income per share:
         Basic                                                       $  0.19           $  0.16           $  0.37           $  0.28
         Diluted                                                     $  0.19           $  0.16           $  0.37           $  0.28
                                                                     =======           =======           =======           =======
Weighted average common shares outstanding:
         Basic                                                        16,090            15,297            16,301            14,825
         Diluted                                                      16,247            15,630            16,471            15,042
                                                                     =======           =======           =======           =======



The accompanying notes are an integral part of the consolidated financial statements.

                       SM&A CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                     --------------------------
                                                                                      1999                 1998
                                                                                      ----                 ----
Cash flows from operating activities:
    Net income                                                                     $ 6,032             $  4,205
    Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
              Depreciation and amortization                                          1,113                  140
              Deferred income taxes                                                     --                 (821)
              Changes in assets and liabilities, net of effect
                   of acquisitions:
                    Accounts receivable, net                                        (4,885)                (551)
                    Costs and estimated earnings in excess of billings              (3,732)                  --
                    Prepaid expenses and other assets                               (2,664)                (439)
                    Trade accounts payable                                            (765)              (1,178)
                    Accrued compensation and payroll taxes                           1,357                  359
                    Income taxes                                                       252                  161
                    Other liabilities                                                 (474)                (465)
                                                                                   -------             --------
                         Net cash (used in) provided by operating activities        (3,766)               2,243
Cash flows from investing activities:
    Acquisition, net of cash acquired                                               (3,393)             (17,134)
    Additional expenditures related to acquisitions                                   (757)                  --
    Purchases of property and equipment                                             (1,627)                 (95)
    Collection of advances to shareholder                                              823                  679
                                                                                   -------             --------
                         Net cash used in investing activities                      (4,954)             (16,550)
Cash flows from financing activities:
    Proceeds from issuance of common stock                                             329               39,790
    Advances (repayments) of long-term debt, net                                    16,811               (8,706)
    Distributions to shareholders                                                       --                 (710)
    Common stock repurchases                                                        (4,948)                  --
                                                                                   -------             --------
    Net cash provided by financing activities                                       12,192               30,374
    Net increase in cash and cash equivalents                                        3,472               16,067
Cash at beginning of period                                                            454                  150
                                                                                   -------             --------
Cash at end of period                                                              $ 3,926             $ 16,217
                                                                                   =======             ========
Supplemental information-Cash paid for:
              Interest                                                             $    85             $    149
              Income taxes                                                         $ 3,892             $  1,967
                                                                                   =======             ========

     Supplemental schedule of noncash investing activity:

Detail of business acquired and other purchase accounting adjustments as follows (in thousands):
        Cash consideration paid for acquisition                                       $3,263
        Plus acquisition expenses                                                        155
        Less cash acquired in acquisition                                                (25)
                                                                                      ------
             Cash paid for acquisition, net of cash acquired                          $3,393
                                                                                      ======

The accompanying notes are an integral part of the consolidated financial statements.

                       SM&A CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the Three Months and Six Months Ended June 30, 1999 and 1998

NOTE 1.  GENERAL

  SM&A Corporation (formerly Steven Myers & Associates, Inc.) and Subsidiaries ("the Company") was incorporated in California on January 25, 1985. The Company's primary business is providing proposal management and contract support services. In January 1998, the Company completed an initial public offering ("IPO") of Common Stock. Subsequently, in May 1998, the Company acquired Space Applications Corporation ("SAC"). SAC provides systems engineering, scientific research, program management support and technical support to military and civilian space programs, the intelligence community, and the armed services. In August 1998, the Company acquired Decision-Science Applications, Inc. ("DSA"). DSA provides system engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. In March 1999, the Company acquired Systems Integration Software, Inc. ("SIS"). SIS provides systems engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. SAC, DSA and SIS are collectively referred to as "the Acquisitions". These transactions were accounted for as purchases and, accordingly, the consolidated financial statements include the financial results of the Acquisitions from the effective dates of the respective events. On December 31, 1998, SAC merged into DSA. In connection with the merger, the surviving corporation changed its name to SM&A Corporation (East).

  The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

  The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 30 years. The recoverability of goodwill is determined by comparing the carrying value of intangible assets to the estimated future operating income of the Company on an undiscounted cash-flow basis. Should the carrying value of goodwill exceed the estimated operating income for the expected period of benefit, an impairment for the excess would be recorded at that time. As of June 30, 1999, no impairment has been recognized.

  In addition, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998. This supplementary information is included in Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1999.

                       SM&A CORPORATION AND SUBSIDIARIES

              For the Three Months and Six Months Ended June 30, 1999 and 1998

Additional supplementary information which includes the historical pro-forma financial statements of the Company prior to its IPO is included in Form S-1 filed by the Company with the Securities and Exchange Commission on January 28, 1998, as amended (the "S-1"). Due to the Company converting from an S corporation to a C corporation, the information found in the S-1 filing includes pro forma operating results. These pro formas reflect an adjustment of salaries and bonuses paid to three principal executive officers (which have historically been included in selling, general, and administrative expenses) in excess or less than $2.7 million ($675,000 per quarter) in the aggregate (the maximum salaries and bonuses payable for 1998 under the Company's Executive Compensation Program) and adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation during such period.

  Certain reclassifications have been made to the prior period financial statements to conform to current period presentation.

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

  The following table illustrates the computation of basic and diluted earnings per common share (in thousands, except per share data):

                                                   Three Months Ended              Six Months Ended
                                                        June 30,                       June 30,
                                                   -------------------           --------------------
                                                   1999           1998           1999            1998
                                                   ----           ----           ----            ----
Numerator:
Numerator for basic and diluted
   income per common share net earnings           $ 3,054       $ 2,456        $ 6,032         $ 4,205
                                                  -------       -------        -------         -------
Denominator:
Denominator for basic income
   per share  weighted average shares
   outstanding during the period                   16,090        15,297         16,301          14,825

Incremental common shares attributable
   to dilutive outstanding stock options              157           333            170             217
                                                  -------       -------        -------         -------
Denominator for diluted income per
   common share                                    16,247        15,630         16,471          15,042
                                                  -------       -------        -------         -------
Basic net income per common share:                $   .19       $   .16        $   .37         $   .28
                                                  =======       =======        =======         =======
Diluted net income per common share:              $   .19       $   .16        $   .37         $   .28
                                                  =======       =======        =======         =======

                       SM&A CORPORATION AND SUBSIDIARIES

        For the Three Months and Six Months Ended June 30, 1999 and 1998

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

NOTE 4. ACQUISITIONS

  In March, 1999, the Company purchased all the outstanding common shares of SIS. The transaction was for cash of $3,263,000 and a one-year earn-out, contingent upon the achievement of certain operating results. This transaction was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements of the Company for the three months ended March 31, 1999, include the financial results of SIS from March 1, 1999, the beginning of the accounting period in which the purchase transaction was finalized.

  In August 1998, the Company issued 714,839 unregistered shares of common stock valued at approximately $14.4 million, and $14 million cash for all the outstanding common stock and options of DSA. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements of the Company for twelve months ended December 31, 1998 include the financial results of DSA from August 1, 1998, the beginning of the accounting period in which the purchase transaction was finalized.

  In May 1998, the Company issued 819,743 unregistered shares of common stock valued at approximately $14.7 million, and stock options with a fair value of $2.7 million for all the outstanding common stock of SAC. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements of the Company for the twelve months ended December 31, 1998, include the financial results of SAC from May 18, 1998, the date of the private placement memorandum for SAC. Due to certain price protection provisions relating to the shares of common stock issued in connection with the acquisition of SAC and the recent market price of the Company's common stock, the Company issued 703,530 additional shares of common stock to former shareholders of SAC based upon the market price of the common stock at certain defined liquidation dates.

  The shareholders of common stock issued in the SAC and DSA acquisitions had demand registration rights. The shareholders exercised such demand rights on February 1, 1999 and on April 29, 1999, the Company filed a registration statement with the SEC on Form S-3 to register these common shares.

                       SM&A CORPORATION AND SUBSIDIARIES

        For the Three Months and Six Months Ended June 30, 1999 and 1998

  The Company recorded goodwill of approximately $38.7 million as a result of the Acquisitions. The Company incurred costs and expenses in connection with the Acquisitions, including legal and accounting, and other various expenses. Eligible costs will be capitalized as part of goodwill in accordance with generally accepted accounting principles (GAAP). The allocation of the purchase price for the Acquisitions and other purchase accounting adjustments is as follows (in thousands):

   Total purchase price, net                               $ 49,030
   Net assets acquired                                      (11,873)
   Acquisition costs                                          1,503
                                                           --------

   Goodwill                                                  38,660
   Less accumulated amortization                             (1,078)
                                                           --------
   Goodwill, net                                           $ 37,582
                                                           ========

  The following table presents unaudited historical results of operations for the three months and six months ended June 30, 1999 and unaudited pro forma results of operations for three months and six months ended June 30, 1998 assuming the acquisitions of SAC and DSA occurred as of January 1, 1998 (in thousands, except per share data):

                                              Three Months Ended                  Six Months Ended
                                                   June 30,                           June 30,
                                             --------------------               --------------------
                                             1999            1998                1999           1998
                                             ----            ----                ----           ----
  Net revenue                               $26,927          $25,001            $52,241    $48,863
                                            =======          =======
  Income from continuing operations           3,054            1,213              6,032      3,646
  Income from discontinued operations            --               27                 --         58
                                            -------          -------            -------    -------

  Net income                                $ 3,054          $ 1,240            $ 6,032    $ 3,704
                                            =======          =======            =======    =======

  Net income per share:
   Basic                                    $   .19          $   .08            $   .37    $   .23
   Diluted                                  $   .19          $   .07            $   .37    $   .22
                                            =======          =======            =======    =======
  Weighted average shares outstanding:
   Basic                                     16,090           16,373             16,301     16,373
   Diluted                                   16,247           16,758             16,471     16,758

  The pro forma data includes adjustments which have been applied to reflect the purchases of SAC and DSA and the addition of amortization related to intangible assets acquired. The pro forma data adjustments also include the presentation of Staminet, Inc. ( a subsidiary of the Company) as a discontinued operation as of January 1, 1998.

                       SM&A CORPORATION AND SUBSIDIARIES

        For the Three Months and Six Months Ended June 30, 1999 and 1998



  For the combined pro forma basic earnings per share figures, it is assumed that 12,900,000 shares of SM&A common stock were outstanding since January 1, 1998 along with 819,743 shares issued in the SAC acquisition and 714,839 shares issued in the DSA acquisition. The pro forma results presented above may not be indicative of future performance.

NOTE 6.  LONG-TERM DEBT

   In September 1998, the Company entered into a credit agreement with a bank which provided for a $25.0 million revolving line of credit. Subsequently, in June 1999, the Company renegotiated with its lenders to increase the amount provided under the agreement to $50.0 million. The credit agreement, which is secured by a first priority interest in substantially all of the assets of the Company, matures in May 2004 and has two interest rate options; the Bank's Prime rate or LIBOR plus 1.25% to 2.0%, based on the ratio of total indebtedness to earnings before interest and taxes. The credit agreement requires payment of a fees on the unused portion of the facility and contains certain covenants. The most restrictive covenant requires the Company to maintain minimum consolidated net worth, as defined in the credit agreement. As of June 30, 1999, the Company was in compliance with all covenants. The Company had $16,850,000 outstanding under the credit agreement at June 30, 1999 at an effective interest rate of 7.75%.

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

There are risks associated with government contracting

    We are subject to risks associated with compliance with governmental regulations, both directly and through government-contractor clients. The fines and penalties which could result from noncompliance with appropriate standards and regulations, or a client's suspension or debarment from the bidding process for future government contracts could have a material adverse effect on our business, operating results and financial condition. We rely for the continuance and expansion of our business on a facility security clearance from the U.S. Government, and individual security clearances, at various levels, for nearly all members of our staff. There can be no assurance that necessary security clearances will continue to be made available by the U.S. Government.

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

    We recently entered and seek to achieve significant growth in the contract support services market, however, there can be no assurance that we will be successful in such efforts. The market for services in the contract support industry is highly competitive, highly fragmented and subject to rapid change. Such competition is likely to increase in the future. Many of our competitors have greater personnel, financial, technical and marketing resources than us. Such competitors include many larger management consulting firms such as McKinsey & Company, Booz Allen & Hamilton, and Science Applications International Corp., as well as the consulting arms of major accounting firms. We also compete with our clients' in-house resources. This source of competition may increase as consolidation of the aerospace and defense industry creates larger organizations. In addition, there can be no assurance that we will be successful in such efforts. In addition, significant further expense for sales and marketing may require us to promote a major expansion of our services in such area. If we are unsuccessful in our efforts to penetrate further the market for such services, or our current win rate of approximately 90% in the proposal management business drops significantly, our growth prospects could be materially and adversely affected.

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

Our stock price is subject to significant volatility

    Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and June 30, 1999 the closing sale price has ranged from a low of $6.06 per share to a high of $31.13 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

Our principal shareholder has significant control over SM&A

    Steven S. Myers, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 43.6% of our outstanding common stock at June 30, 1999 and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. Such concentration of ownership may have the effect of delaying or preventing a change in control of SM&A and may adversely affect the voting or other rights of other holders of common stock. Our board of directors is currently comprised entirely of individuals supported by Mr. Myers.

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

The number of shares available for future sale could adversely affect the price of our publicly traded stock

    As of June 30, 1999, we had 16,551,235 shares of common stock outstanding. As of June 30, 1999, we had outstanding options to acquire, subject to certain vesting requirements, 1,653,900 shares of common stock pursuant to our 1997 Stock Option Plan. Additionally, in connection with our acquisition of SAC, options were granted to purchase an aggregate of 175,906 shares of common stock.

    We have registered on a registration statement on Form S-8 all 2,500,000 shares of common stock underlying the options outstanding or issuable under our 1997 Stock Option Plan. The possibility that substantial amounts of common stock may be sold in the public market would likely have a material adverse effect on prevailing market prices of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

  Net Revenues. Net revenues for the three months ended June 30, 1999 were $26.9 million compared to $12.7 million for the three months ended June 30, 1998, an increase of $14.2 million or 111.9%. Net revenues from Proposal Management Services were $8.2 million for the three months ended June 30, 1999 compared to $8.2 million for the comparable three months of the prior year. Net revenues from high-end contract support services, specifically SSG and ITSG were $13.5 million and $5.2 million, respectively, for the three months ended June 30, 1999 compared to $4.5 million and nothing for the same three months of the prior year. Revenues from high-end contract support services in total increased $14.2 million or 315.6% due to the Company expanding their scope of high-end contract support services as a result of the acquisitions of SAC, DSA and SIS in May and August 1998, and March 1999, respectively.

  Gross Margin. Gross margin was $11.3 million for the three months ended June 30, 1999 compared to $5.7 million for the three months ended June 30, 1998, an increase of $5.6 million or 98.3%. This increase in gross profit was primarily attributable to the increase in high end contract support services provided as a result of the acquisitions of SAC, DSA and SIS in May and August 1998, and March 1999, respectively. As a percentage of net revenues, gross margin decreased to 42.0% compared to 44.9% for the prior year period. The decrease in gross margin as a percentage of net revenues was primarily attributable to lower gross margin contributions from the newly acquired entities.

  Selling, General & Administrative Expenses. Selling, General and Administrative expenses for the three months ended June 30, 1999 were $5.6 million compared to $2.7 million for the three months ended June 30, 1998, an increase of $2.9 million or 107.4%. The increase was primarily the result of increased overhead and facility expenses related to the Acquisitions, an increase in senior management staff to position the Company for continued growth, and an increase in facility lease costs. As a percentage of total revenues, Selling, General and Administrative expenses were substantially the same for both periods.

  Goodwill Amortization. Amortization of goodwill for the three months ended June 30, 1999 was $285,000 due to the Acquisitions.

  Operating Income. Operating income from continuing operations for the three months ended June 30, 1999 was $5.3 million compared to $3.0 million for the three months ended June 30, 1998, an increase of $2.3 million or 76.7%. As a percentage of total revenues, operating income decreased to 19.7% for the three months ended June 30, 1999 from 23.6% for the three months ended June 30, 1998.

  Other Income (Expense). Other expense, net was $129,000 for the three months ended June 30, 1999 compared to other income, net of $1,129,000 for the same three months of 1998. The 1998 amount included income of $880,000 from the sale of an aircraft. The balance of the decrease in income was a result of higher interest expense attributable to increased bank borrowings in the three months ended June 30, 1999 and lower interest income due to fewer cash equivalents in 1999 compared to the same three month period of 1998.

  Income From Continuing Operations. Income from continuing operations was $3.1 million for the three months ended June 30, 1999 compared to $2.4 million for the three months ended June 30, 1998, an increase of $.7 million or 29.2%.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

  Net Revenues. Net revenues for the six months ended June 30, 1999 were $52.2 million compared to $23.3 million for the six months ended June 30, 1998, an increase of $28.9 million or 124.0%. Net revenues from Proposal Management Services were $18.8 million for the six months ended June 30, 1999 compared to $17.3 million for the comparable six months of the prior year, an increase of $1.5 million or 8.7%. This increase was attributable to continued strong demand for the Company's proposal management services and an increased customer base. Net revenues from high-end contract support services, specifically SSG and ITSG were $23.3 million and $10.1 million, respectively, for the six months ended June 30, 1999 compared to $6.0 million and nothing for the same six months of the prior year. Revenues from high-end contract support services in total increased $27.4 million or 456.7% due to the Company expanding the scope of high-end contract support services as a result of the acquisitions of SAC, DSA and SIS in May and August 1998 and March 1999, respectively.

  Gross Margin. Gross margin was $21.8 million for the six months ended June 30, 1999 compared to $10.4 million for the six months ended June 30, 1998, an increase of $11.4 million or 109.6%. This increase in gross profit was primarily attributable to the increase in high end contract support services provided as a result of the acquisitions of SAC, DSA and SIS in May and August 1998 and March 1999, respectively. As a percentage of net revenues, gross margin decreased to 41.8% compared to 44.6% for the prior year period. The decrease in gross margin as a percentage of net revenues was primarily attributable to lower gross margin contributions from the newly acquired entities.

  Selling, General & Administrative Expenses. Selling, General and Administrative expenses for the six months ended June 30, 1999 were $10.9 million compared to $4.4 million for the six months ended June 30, 1998, an increase of $6.5 million or 147.7%. The increase was primarily the result of increased overhead and facility expenses related to the Acquisitions, an increase in senior management staff to position the Company for continued
growth, and an increase in facility lease costs.   As a percentage of total
revenues, Selling, General and Administrative expenses were 20.9% for the six months ended June 30, 1999, up from 18.9% for the six months ended June 30, 1998

  Goodwill Amortization. Amortization of goodwill for the six months ended June 30, 1999 was $630,000 due to the Acquisitions.

  Operating Income. Operating income from continuing operations for the six months ended June 30, 1999 was $10.4 million compared to $5.9 million for the six months ended June 30, 1998, an increase of $4.5 million or 76.3%. As a percentage of total revenues, operating income decreased to 19.9% for the six months ended June 30, 1999 from 25.3% for the six months ended June 30, 1998.

  Other Income (Expense). Other expense, net was $90,000 for the six months ended June 30, 1999 compared to other income, net of $1,198,000 for the same six months of 1998. The 1998 amount included income of $880,000 from the sale of an aircraft. The balance of the decrease in income was a result of higher interest expense attributable to increased bank borrowings in the six months ended June 30, 1999 and lower interest income due to fewer cash equivalents in 1999 compared to the same six month period of 1998.

  Income From Continuing Operations. Income from continuing operations was $6.0 million for the six months ended June 30, 1999 compared to $4.2 million for the three months ended June 30, 1998, an increase of $1.8 million or 42.9%.

                        LIQUIDITY AND CAPITAL RESOURCES

  For the six months ended June 30, 1999, the Company's net cash used in operating activities was approximately $3.8 million, compared to cash flows provided by operating activities of $2.2 million in the same period of the prior year. This change was mainly due to an increase in accounts receivable and costs and estimated earnings in excess of billings on contracts in progress, and a decrease in other liabilities.

  Net cash used in investing activities was $5.0 million for the six months ending June 30, 1999, compared to cash flows used in investing activities of $16.6 million for the same period of the prior year. The Company's primary uses of funds on investing activities during the six months ended June 30, 1999 were the acquisition of SIS in March 1999, additional costs related to the acquisitions of DSA and SAC, and purchases of new office furniture and computer equipment related to the east coast operations move into the Company's new facility.

  Net cash provided by financing activities was $12.2 million in the six months ended June 30, 1999, compared to $30.4 million for the same period of the prior year. The primary source of cash provided by investing activities for the six months ended June 30, 1999, was advances on the bank line of credit of $17.8 million, required due to the deterioration of days sales outstanding in receivables. The primary uses of cash on financing activities were the repayment of $1.0 million of outstanding bank debt and the payment of $4.9 million for the repurchase of 680,000 shares of the Company's outstanding common stock.

  The Company believes that funds generated by operations will continue to provide adequate cash to fund its anticipated operating cash needs for at least the next twelve months. The Company has a $50 million revolving line of credit facility with three banks. The revolving line of credit will be used, as considered necessary, for operating cash and for future acquisitions. As of June 30, 1999, the Company had $16.9 million of borrowings outstanding on the line.

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

                                   YEAR 2000

    The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems ("Year 2000 Issues"). The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Among other issues, any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

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

  The cost and the date on which the Company plans to complete the Year 2000 Issues modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company's total Year 2000 Issues project cost and estimates to complete exclude the estimated costs and time associated with the impact of a third party's Year 2000 Issues, which are not yet determinable.

  It is difficult to accurately project what the potential risks and ramifications to the Company may be, in the event timely remediation efforts are not completed by either the Company or significant third parties. In such an event, it is possible that the ability to maintain accurate and complete financial records of the Company's activities and transactions may be impaired. Such events, should they occur, may significantly impair the Company's ability to operate as it does today, creating business interruption, potential loss of business, and earnings and liquidity difficulties. The Company presently believes that with current and planned modifications to existing software and conversions to new software, the risk of potential loss associated with the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issues could have a material impact on the operations of the Company.

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

FUTURE ACCOUNTING CHANGES

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In July 1999, the FASB issued SFAS 137 deferring the effective date of SFAS 133 until June 30, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

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

    As a result of certain issues raised in applying SOP 97-2, in March 1998, the AICPA issued a SOP which will delay for one year the effective date of certain provisions of SOP 97-2 with respect to what constitutes vendor-specific objective evidence of fair value of the delivered software element in certain multiple-element arrangements that include service elements entered into by entities that never sell the software elements separately. The Company does not anticipate that the adoption of SOP 97-2 and the subsequent SOP will have a material effect on the Company's results of operations. However, the ultimate resolution of the implementation issues referred to above could change the Company's expectation.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   Not applicable

Item 2.  Changes in Securities and Use of Proceeds

     On June 8, 1999 the Company announced the amendment of its open market Stock Repurchase Program to provide authority for the repurchase of up to 800,000 shares of its issued and outstanding common stock. As of June 23, 1999 the Company has repurchased 680,000 shares at an average purchase price of $
  7.24. These repurchases are made at the sole discretion of the Company's management.

Item 3.  Defaults Upon Senior Securities

   Not applicable

Item 4.  Submission of Matters to Vote of Security Holders

     On May 18, 1999, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Steven S. Myers (with 13,379,738 affirmative votes and 76,546 votes withheld), Michael A. Piraino (with 13,383,994 affirmative votes and 72,290 votes withheld), J. Christopher Lewis (with 13,383,994 affirmative votes and 72,290 votes withheld), James R. Mellor (with 13,383,994 affirmative votes and 72,290 votes withheld), and Malcom R. Currie (with 13,389,543 affirmative votes and 66,741 votes withheld. The shareholders also approved the following: (i) an amendment to the Company's 1997 Stock Option Plan to increase the number of shares of common stock available for issuance thereunder to 2,500,000 (with 12,133,216 shares voting for, 1,322,068 against, and 1,000 abstaining); (ii) the adoption of the Company's Employee Stock Purchase Plan (with 12,932,571 shares voting for, 523,713 against, and none abstaining); and (iii) the ratification of the appointment of KPMG LLP as the independent public accountants for the Company for the fiscal year ending December 31, 1999 (with 13,452,219 shares voting for, 4,065 against, and none abstaining).



Item 5.  Other Information

   Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     -------
     No.
     ---


     10.1*. Amended and Restated Credit and Security Agreement, dated as of June 7, 1999 between SM&A Corporation, the Lenders set forth therein, Mellon Bank, N.A., as agent for the Lenders, and Wells Fargo Bank, N.A., as co-agent for the Lenders.

     10.2*. Promissory Note ($15,000,000), dated June 7, 1999, payable to Wells Fargo Bank, N.A.

     10.3*. Promissory Note ($10,000,000), dated June 7, 1999, payable to Imperial Bank

     10.4*. Promissory Note ($25,000,000), dated June 7, 1999, payable to Mellon Bank, N.A.


     10.5*. Security Agreement dated as of June 7, 1999, between Mellon Bank, N.A., as agent for the Lender Group and SM&A Corporation (EAST).

     10.6*. Security Agreement dated as of June 7, 1999, between Mellon Bank, N.A., as agent for the Lender Group, and Systems Integration Software.

     10.7*. General Continuing Guaranty, dated as of June 7, 1999, by Systems Integration Software, in favor of Mellon Bank, N.A. as agent for the Lender Group.

     10.8*. General Continuing Guaranty, dated as of June 7, 1999, by SM&A Corporation (EAST), in favor of Mellon Bank, N.A., as agent for the Lender Group.

     10.9*. Allonge to Promissory Note by Summit Aviation, Inc., dated June 1, 1999.

     10.10+. Amendment No. 1 to Common Stock Purchase Agreement between Summit
             Aviation, Inc. and SM&A Corporation (East), dated June 1, 1999.

     27.1*.  Financial Data Schedule

(b)  Reports on Form 8-K

     None

     -----------------------
     * filed herewith
     + to be filed by amendment

                                   SIGNATURE



  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SM&A CORPORATION



Date: August 16, 1999

                                      By: /S/ Edward A. Beeman
                                          --------------------
                                          Edward A. Beeman
                                          Senior Vice President, Chief Financial
                                          Officer and Secretary
                                          (Principal Financial Officer)

                                 EXHIBIT INDEX


                 Description
                 -----------

10.1 Amended and Restated Credit and Security Agreement, dated as of June 7, 1999 between SM&A Corporation, the Lenders set forth therein, Mellon Bank, N.A., as agent for the Lenders, and Wells Fargo Bank, N.A., as co-agent for the Lenders.
10.2 Promissory Note ($15,000,000), dated June 7, 1999, payable to Wells Fargo Bank, N.A.
10.3   Promissory Note ($10,000,000), dated June 7, 1999, payable to Imperial
       Bank.
10.4 Promissory Note ($25,000,000), dated June 7, 1999, payable to Mellon Bank, N.A.
10.5 Security Agreement dated as of June 7, 1999, between Mellon Bank, N.A., as agent for the Lender Group and SM&A Corporation (EAST).
10.6 Security Agreement dated as of June 7, 1999, between Mellon Bank, N.A., as agent for the Lender Group, and Systems Integration Software.
10.7 General Continuing Guaranty, dated as of June 7, 1999, by Systems Integration Software, in favor of Mellon Bank, N.A. as agent for the Lender Group.
10.8 General Continuing Guaranty, dated as of June 7, 1999, by SM&A Corporation (EAST), in favor of Mellon Bank, N.A., as agent for the Lender Group.
10.9 Allonge to Promissory Note by Summit Aviation, Inc., dated June 1, 1999. 10.10+ Amendment No. 1 to Common Stock Purchase Agreement between Summit
       Aviation, Inc. and SM&A Corporation (East) dated June 1, 1999.
27.1   Financial Data Schedules (EDGAR)

+ to be filed by amendment
                                       26