Form 10-Q/A
period 1999-06-30
SM&A CORP
filed 1999-09-27
CIK 1050031

                                  FORM 10-Q/A

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

                       Commission file number 000-23585

                               SM&A CORPORATION
                               ----------------
            (Exact name of registrant as specified in its charter)

       CALIFORNIA                        33-0080929
-------------------------------      ------------------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)       Identification No.)

          4695 MACARTHUR COURT, EIGHTH FLOOR, NEWPORT BEACH, CA 92660
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 975-1550
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                              Yes  [X]  No  [_].

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                     Outstanding at
   Class                              June 30, 1999
----------                           ---------------
Common Stock                            16,551,235

                       SM&A CORPORATION AND SUBSIDIARIES


                                     INDEX

                                                                                                                    Page
                                                                                                                    ----
PART      I.   FINANCIAL INFORMATION

Item       1   Consolidated Financial Statements

               Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                                  3

               Consolidated Statements of Earnings for the three months and six months ended June 30, 1999 and        4
               1998

               Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998                  5

               Notes to Consolidated Financial Statements                                                          6-11

Item       2   Management's Discussion and Analysis of Financial Condition and Results of Operations              12-22

PART      II   OTHER INFORMATION

Item       1   Legal Proceedings                                                                                     23

Item       2   Changes in Securities and Use of Proceeds                                                             23

Item       3   Defaults Upon Senior Securities                                                                       23

Item       4   Submission of Matters to Vote of Security Holders                                                     23

Item       5   Other Information                                                                                     23

Item       6   Exhibits and Reports on Form 8-K                                                                      23

Signature                                                                                                            24

                       SM&A CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                                       June 30,         December 31,
                                                                                         1999               1998
                                                                                       --------         ------------
                                   ASSETS
Current Assets:
         Cash and cash equivalents                                                      $ 3,926             $   454
         Accounts receivable, net of allowance for doubtful accounts                     18,925              15,326
         Costs and estimated earnings in excess of billings
           on contracts in progress, net of allowance                                    10,261               7,545
         Prepaid income taxes                                                             1,869               2,085
         Prepaid expenses and other assets                                                1,709                 559
                                                                                        -------             -------
           Total current assets                                                          36,690              25,969

Property and equipment                                                                    3,519               2,390
Notes receivable - affiliates                                                             2,009               2,832
Other assets                                                                              5,054               3,346
Goodwill                                                                                 37,582              31,787
                                                                                        -------             -------
           Total assets                                                                 $84,854             $66,324
                                                                                        =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Trade accounts payable                                                         $ 1,783             $ 2,496
         Accrued compensation and payroll taxes                                           7,959               6,585
         Deferred income taxes                                                              265                 265
         Other liabilities                                                                  168                 644
                                                                                        -------             -------
           Total current liabilities                                                     10,175               9,990

Deferred income taxes                                                                       659                 725
Other liabilities                                                                           427                 280
Long-term debt, excluding current portion                                                16,850                  --
                                                                                        -------             -------
           Total liabilities                                                             28,110              10,995

Shareholders' equity :
         Common stock, no par value                                                         159                 165
         Additional paid in capital                                                      49,552              54,164
         Retained earnings                                                                7,032               1,000
                                                                                        -------             -------
           Total shareholders' equity                                                    56,743              55,329
                                                                                        -------             -------
           Total liabilities and shareholders' equity                                   $84,854             $66,324
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

                       SM&A CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                --------------------------------------
                                                                                      1999                 1998
                                                                                -----------------   ------------------
Cash flows from operating activities:
    Net income                                                                           $ 6,032             $  4,205
    Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
              Depreciation and amortization                                                1,113                  140
              Deferred income taxes                                                           --                 (821)
              Changes in assets and liabilities, net of effect
                   of acquisitions:
                    Accounts receivable                                                   (4,885)                (551)
                    Costs and estimated earnings in excess of billings                    (3,732)                  --
                    Prepaid expenses and other assets                                     (2,664)                (439)
                    Trade accounts payable                                                  (765)              (1,178)
                    Accrued compensation and payroll taxes                                 1,357                  359
                    Income taxes                                                             252                  161
                    Other liabilities                                                       (474)                (465)
                                                                                         -------             --------
                         Net cash (used in) provided by operating activities              (3,766)               2,243
Cash flows from investing activities:
    Acquisition, net of cash acquired                                                     (3,393)             (17,134)
    Additional expenditures related to acquisitions                                         (757)                  --
    Purchases of property and equipment                                                   (1,627)                 (95)
    Collection of advances to shareholder                                                    823                  679
                                                                                         -------             --------
                         Net cash used in investing activities                            (4,954)             (16,550)
Cash flows from financing activities:
    Proceeds from issuance of common stock                                                   329               39,790
    Advances (repayments) of long-term debt, net                                          16,811               (8,706)
    Distributions to shareholders                                                             --                 (710)
    Common stock repurchases                                                              (4,948)                  --
                                                                                         -------             --------
    Net cash provided by financing activities                                             12,192               30,374
    Net increase in cash and cash equivalents                                              3,472               16,067
                                                                                                             --------
Cash at beginning of period                                                                  454                  150
                                                                                         -------             --------
Cash at end of period                                                                    $ 3,926             $ 16,217
                                                                                         =======             ========
Supplemental information-Cash paid for:
              Interest                                                                   $    85             $    149
              Income taxes                                                               $ 3,892             $  1,967
                                                                                         =======             ========

     Supplemental schedule of noncash investing activity:

     Detail of business acquired and other purchase accounting adjustments as follows (in thousands):

        Cash consideration paid for acquisition                                     $3,263
        Plus acquisition expenses                                                      155
        Less cash acquired in acquisition                                              (25)
                                                                                    ------
             Cash paid for acquisition, net of cash acquired                        $3,393
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

  The following table illustrates the computation of basic and diluted earnings per common share (in thousands, except per share data):

                                                    Three Months Ended   Six Months Ended
                                                         June 30,             June 30,
                                                    ------------------   -----------------
                                                      1999      1998      1999      1998
                                                    --------   -------   -------   -------
Numerator:
Numerator for basic and diluted
         income per common share - net earnings      $ 3,054   $ 2,456   $ 6,032   $ 4,205
                                                     -------   -------   -------   -------
  Denominator:
  Denominator for basic income
         per share - weighted average shares
         outstanding during the period                16,090    15,297    16,301    14,825

  Incremental common shares attributable
         to dilutive outstanding stock options           157       333       170       217
                                                     -------   -------   -------   -------
  Denominator for diluted income per
         common share                                 16,247    15,630    16,471    15,042
                                                     -------   -------   -------   -------
  Basic net income per common share:                 $   .19   $   .16   $   .37   $   .28
                                                     =======   =======   =======   =======
  Diluted net income per common share:               $   .19   $   .16   $   .37   $   .28
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
                                                           ========

  The following table presents unaudited historical results of operations for the three months and six months ended June 30, 1999 and unaudited pro forma results of operations for three months and six months ended June 30, 1998 assuming the acquisitions of SAC and DSA occurred as of January 1, 1998 (in thousands, except per share data):

                                           Three Months Ended     Six Months Ended
                                                June 30,              June 30,
                                           -------------------   -------------------
                                             1999       1998       1999       1998
                                           --------   --------   --------   --------
  Net revenue                               $26,927    $25,001    $52,241    $48,863
                                            =======    =======    =======    =======
  Income from continuing operations           3,054      1,213      6,032      3,646
  Income from discontinued operations            --         27                    58
                                            -------    -------    -------    -------
  Net income                                $ 3,054    $ 1,240    $ 6,032    $ 3,704
                                            =======    =======    =======    =======

  Net income per share:
         Basic                              $   .19    $   .08    $   .37    $   .23
                                            =======    =======    =======    =======
         Diluted                            $   .19    $   .07    $   .37    $   .22
                                            =======    =======    =======    =======
  Weighted average shares outstanding:
         Basic                               16,090     16,373     16,301     16,373
         Diluted                             16,247     16,758     16,471     16,758

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

NOTE 5.  LONG-TERM DEBT

     In September 1998, the Company entered into a credit agreement with a bank which provided for a $25.0 million revolving line of credit. Subsequently, in June 1999, the Company renegotiated with its lenders to increase the amount provided under the agreement to $50.0 million. The credit agreement, which is secured by a first priority interest in substantially all of the assets of the Company, matures in May 2004 and has two interest rate options; the Bank's Prime rate or LIBOR plus 1.25% to 2.0%, based on the ratio of total indebtedness to earnings before interest and taxes. The credit agreement requires payment of fees on the unused portion of the facility and contains certain covenants. The most restrictive covenant requires the Company to maintain minimum consolidated net worth, as defined in the credit agreement. As of June 30, 1999, the Company was in compliance with all covenants. The Company had $16,850,000 outstanding under the credit agreement at June 30, 1999 at an effective interest rate of 7.75%.

                       SM&A CORPORATION AND SUBSIDIARIES

        For the Three Months and Six Months Ended June 30, 1999 and 1998

NOTE 6.  SEGMENT REPORTING DATA

     SM&A Corporation classifies its operations into three lines of business, each offering a distinct set of services. These lines of business are summarized as follows; Proposal Management, which involves assisting clients with the procurement of government and commercial programs; Systems Solutions, which includes systems engineering, scientific research, program management and technical support services; and Information Technology Solutions, which focuses on information systems development.

     The Company evaluates performance based on several factors, of which a primary financial measure is business segment revenue earned. The revenue recognition policies of the business segments vary according to the type of contract being worked.

     Information as to the net revenues of the lines of business is set forth below. The information presented for the three months and six months ended June 30, 1998 and 1999 represents historical supplemental data as described on the statements of income (in thousands):


                                                      Three Months Ended     Six Months Ended
                                                           June 30,               June 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      --------   -------    -------    -------
Net Revenues:
  Proposal Management Group                           $11,211    $10,312    $22,351    $20,971
  Systems Solutions Group                              10,703      2,372     19,737      2,372
  Information Technology Solutions Group                5,013         --     10,153         --
                                                      -------    -------    -------    -------
         Total revenues                               $26,927    $12,684    $52,241    $23,343
                                                      =======    =======    =======    =======
  Operating income (loss):
  Proposal Management Group                           $ 3,690    $ 2,770    $ 7,947    $ 6,805
  Systems Solutions Group                               2,709      1,110      5,120      1,110
  Information Technology Solutions Group                2,134         --      3,629         --
  Executive Group                                      (3,186)      (909)    (6,340)    (2,019)
                                                      -------    -------    -------    -------
         Total operating income                       $ 5,347    $ 2,971    $10,356    $ 5,896
                                                      =======    =======    =======    =======

  Income (loss) from continuing operations:
  Proposal Management Group                           $ 2,198    $ 1,650    $ 3,884    $ 4,052
  Systems Solutions Group                               1,613        621      3,823        661
  Information Technology Solutions Group                1,270         --      2,130         --
  Executive Group                                      (2,027)       156     (3,805)      (537)
                                                      -------    -------    -------    -------
         Total income from continuing operations      $ 3,054    $ 2,427    $ 6,032    $ 4,176
                                                      =======    =======    =======    =======

  Certain reclassifications have been made to prior period information to conform to current period presentation.

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

Our quarterly results may fluctuate significantly

    We may experience significant fluctuations in future quarterly operating results due to a number of factors, including the size, timing and duration of client engagements and mix of revenue.

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

  Net Revenues. Net revenues for the three months ended June 30, 1999 were $26.9 million compared to $12.7 million for the three months ended June 30, 1998, an increase of $14.2 million or 111.9%. Net revenues from Proposal Management Services were $11.2 million for the three months ended June 30, 1999 compared to $10.3 million for the comparable three months of the prior year. Net revenues from high-end contract support services, specifically SSG and ITSG were $10.7 million and $5.0 million, respectively, for the three months ended June 30, 1999 compared to $2.4 million and nothing for the same three months of the prior year. Revenues from high-end contract support services in total increased $13.3 million or 554.2% due to the Company expanding their scope of high-end contract support services as a result of the acquisitions of SAC, DSA and SIS in May and August 1998, and March 1999, respectively.

  Gross Margin. Gross margin was $11.3 million for the three months ended June 30, 1999 compared to $5.7 million for the three months ended June 30, 1998, an increase of $5.6 million or 98.3%. This increase in gross margin was primarily attributable to the increase in high end contract support services provided as a result of the acquisitions of SAC, DSA and SIS in May and August 1998, and March 1999, respectively. As a percentage of net revenues, gross margin decreased to 42.0% compared to 44.9% for the prior year period. The decrease in gross margin as a percentage of net revenues was primarily attributable to lower gross margin contributions from the newly acquired entities.

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

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

  Net Revenues. Net revenues for the six months ended June 30, 1999 were $52.2 million compared to $23.3 million for the six months ended June 30, 1998, an increase of $28.9 million or 124.0%. Net revenues from Proposal Management Services were $22.4 million for the six months ended June 30, 1999 compared to $21.0 million for the comparable six months of the prior year, an increase of $1.4 million or 6.7%. This increase was attributable to continued strong demand for the Company's proposal management services and an increased customer base. Net revenues from high-end contract support services, specifically SSG and ITSG were $19.7 million and $10.2 million, respectively, for the six months ended June 30, 1999 compared to $2.4 million and nothing for the same six months of the prior year. Revenues from high-end contract support services in total increased $27.5 million or 1,145.8% due to the Company expanding the scope of high-end contract support services as a result of the acquisitions of SAC, DSA and SIS in May and August 1998 and March 1999, respectively.

  Gross Margin. Gross margin was $21.8 million for the six months ended June 30, 1999 compared to $10.4 million for the six months ended June 30, 1998, an increase of $11.4 million or 109.6%. This increase in gross margin was primarily attributable to the increase in high end contract support services provided as a result of the acquisitions of SAC, DSA and SIS in May and August 1998 and March 1999, respectively. As a percentage of net revenues, gross margin decreased to 41.8% compared to 44.6% for the prior year period. The decrease in gross margin as a percentage of net revenues was primarily attributable to lower gross margin contributions from the newly acquired entities.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

  Not applicable

Item 2.  Changes in Securities and Use of Proceeds

     On June 8, 1999 the Company announced the amendment of its open market Stock Repurchase Program to provide authority for the repurchase of up to 800,000 shares of its issued and outstanding common stock. As of June 23, 1999 the Company has repurchased 680,000 shares at an average purchase price of $7.24. These repurchases are made at the sole discretion of the Company's management.

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


Item 5.  Other Information

  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits


Exhibit
-------
No.
---

10.1.**   Amended and Restated Credit and Security Agreement, dated as of June
          7, 1999 between SM&A Corporation, the Lenders set forth therein, Mellon Bank, N.A., as agent for the Lenders, and Wells Fargo Bank,
          N.A., as co-agent for the Lenders.

10.2.**   Promissory Note ($15,000,000), dated June 7, 1999, payable to Wells
          Fargo  Bank, N.A.

10.3.**   Promissory Note ($10,000,000), dated June 7, 1999, payable to
          Imperial Bank

10.4.**   Promissory Note ($25,000,000), dated June 7, 1999, payable to Mellon
          Bank, N.A.

10.5.**   Security Agreement dated as of June 7, 1999, between Mellon
          Bank, N.A., as agent for the Lender Group and SM&A Corporation (EAST).

10.6.**   Security Agreement dated as of June 7, 1999, between Mellon
          Bank, N.A., as agent for the Lender Group, and Systems Integration
          Software.

10.7.**   General Continuing Guaranty, dated as of June 7, 1999, by
          Systems Integration Software, in favor of Mellon Bank, N.A. as agent for the Lender Group.

10.8.**   General Continuing Guaranty, dated as of June 7, 1999, by SM&A
          Corporation (EAST), in favor of Mellon Bank, N.A., as agent for the Lender Group.

10.9.**   Allonge to Promissory Note by Summit Aviation, Inc., dated June 1,
          1999.

10.10.**  Amendment No. 1 to Common Stock Purchase Agreement between Summit
          Aviation, Inc. and SM&A Corporation (East), dated June 1, 1999.

27.1*.    Financial Data Schedule

(b)  Reports on Form 8-K

     None

---------------

* filed herewith

** Exhibits 10.1 through 10.10 are incorporated herein by reference to the Company's Form 10Q for the period ended June 30, 1999 filed with the Commission on August 16, 1999.

                                   SIGNATURE



  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SM&A CORPORATION



Date: September 24, 1999              By: /s/ Edward A. Beeman
                                         --------------------------------------
                                         Edward A. Beeman
                                         Senior Vice President, Chief Financial
                                         Officer and Secretary
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX

                     Description
                     -----------
10.1     Amended and Restated Credit and Security Agreement, dated as of June 7, 1999 between SM&A Corporation, the Lenders set forth therein, Mellon Bank, N.A., as agent for the Lenders, and Wells Fargo Bank, N.A., as co-agent for the Lenders.
10.2     Promissory Note ($15,000,000), dated June 7, 1999, payable to Wells Fargo Bank, N.A.
10.3     Promissory Note ($10,000,000), dated June 7, 1999, payable to Imperial Bank.
10.4     Promissory Note ($25,000,000), dated June 7, 1999, payable to Mellon Bank, N.A.
10.5     Security Agreement dated as of June 7, 1999, between Mellon Bank, N.A., as agent for the Lender Group and SM&A Corporation (EAST).
10.6     Security Agreement dated as of June 7, 1999, between Mellon Bank, N.A., as agent for the Lender Group, and Systems Integration Software.
10.7     General Continuing Guaranty, dated as of June 7, 1999, by Systems Integration
         Software, in favor of Mellon Bank, N.A. as agent for the Lender Group.
10.8     General Continuing Guaranty, dated as of June 7, 1999, by SM&A Corporation (EAST), in favor of Mellon Bank, N.A., as agent for the Lender Group.
10.9     Allonge to Promissory Note by Summit Aviation, Inc., dated June 1, 1999.
10.10    Amendment No. 1 to Common Stock Purchase Agreement between Summit
         Aviation, Inc. and SM&A Corporation (East) dated June 1, 1999.
27.1     Financial Data Schedules (EDGAR)