Form 10-Q
period 1999-09-30
SM&A CORP
filed 1999-11-15
CIK 1050031

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For The Quarter Ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                       Commission File Number: 000-23585


                               SM&A CORPORATION
                               ----------------
            (Exact name of registrant as specified in its charter)


                 California                            33-0080929
                 ----------                            ----------
        (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)            Identification No.)


      4695 MacArthur Court, Eighth Floor, Newport Beach, California 92660
-------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (949) 975-1550
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                 Outstanding at
                 Class                         September 30, 1999
                 -----                         ------------------
             Common Stock                          16,136,239

                       SM&A CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                         Page
                                                                         -----
 PART I.  FINANCIAL INFORMATION


 Item 1   Consolidated Financial Statements


          Consolidated Balance Sheets as of September 30, 1999 and
           December 31, 1998...........................................      3


          Consolidated Statements of Earnings for the three months and
           nine months ended September 30, 1999 and 1998...............      4


          Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1999 and 1998...........................      5


          Notes to Consolidated Financial Statements...................   6-10


 Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................  11-21


 PART II. OTHER INFORMATION


 Item 1   Legal Proceedings............................................     22


 Item 2   Changes in Securities and Use of Proceeds....................     22


 Item 3   Defaults Upon Senior Securities..............................     22


 Item 4   Submission of Matters to Vote of Security Holders............     22


 Item 5   Other Information............................................     22


 Item 6   Exhibits and Reports on Form 8-K.............................     22


 Signature..............................................................    23

                       SM&A CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                       ASSETS
                       ------
Current Assets:
  Cash and cash equivalents.........................    $   442      $   454
  Accounts receivable, net of allowance for doubtful
   accounts.........................................     17,150       15,326
  Costs and estimated earnings in excess of billings
   on contracts in progress, net of allowance.......     12,023        7,545
  Prepaid income taxes..............................      3,455        2,085
  Prepaid expenses and other assets.................      1,575          559
                                                        -------      -------
    Total current assets............................     34,645       25,969

Property and equipment..............................      4,363        2,390
Notes receivable--affiliates........................      1,724        2,832
Other assets........................................      6,536        3,346
Goodwill............................................     39,147       31,787
                                                        -------      -------
    Total assets....................................    $86,415      $66,324
                                                        =======      =======

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current Liabilities:
  Trade accounts payable............................    $ 2,903      $ 2,496
  Accrued compensation and payroll taxes............      5,189        6,585
  Deferred income taxes.............................        566          265
  Other liabilities.................................        484          644
                                                        -------      -------
    Total current liabilities.......................      9,142        9,990
Deferred income taxes...............................        659          725
Other liabilities...................................        566          280
Long-term debt, excluding current portion...........     21,517          --
                                                        -------      -------
    Total liabilities...............................     31,884       10,995

Shareholders' equity:
  Common stock, no par value........................        154          165
  Additional paid in capital........................     45,294       54,164
  Retained earnings.................................      9,083        1,000
                                                        -------      -------
    Total shareholders' equity......................     54,531       55,329
                                                        -------      -------
    Total liabilities and shareholders' equity......    $86,415      $66,324
                                                        =======      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                       SM&A CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                     --------------------  ------------------
                                       1999       1998       1999      1998
                                     ---------  ---------  --------  --------
Net revenues........................ $  27,183  $  20,546  $ 79,424  $ 43,889
Cost of revenues....................    17,027     12,077    47,429    25,025
                                     ---------  ---------  --------  --------
  Gross margin......................    10,156      8,469    31,995    18,864

Selling, general and administrative
 expenses...........................     6,182      5,343    17,035     9,756
Amortization of goodwill and other
 intangibles........................       322        302       952       388
                                     ---------  ---------  --------  --------
  Operating income..................     3,652      2,824    14,008     8,720
Other income (expense):
  Interest expense..................      (300)       (28)     (522)      (87)
  Other, net........................       146        229       278     1,485
                                     ---------  ---------  --------  --------
    Income before income taxes......     3,498      3,025    13,764    10,118

Income tax expense..................     1,447      1,326     5,681     4,243
                                     ---------  ---------  --------  --------
  Income from continuing
   operations.......................     2,051      1,699     8,083     5,875
Income from operations of
 discontinued business,
  Net of income tax benefit.........       --         (86)      --        (57)
                                     ---------  ---------  --------  --------
Net income.......................... $   2,051  $   1,613  $  8,083  $  5,818
                                     ---------  ---------  --------  --------
Income per share from continuing
 operations:
  Basic............................. $    0.13  $    0.10  $   0.50  $   0.38
                                     =========  =========  ========  ========
  Diluted........................... $    0.13  $    0.10  $   0.49  $   0.37
                                     =========  =========  ========  ========
Net income per share:
  Basic............................. $    0.13  $    0.10  $   0.50  $   0.38
                                     =========  =========  ========  ========
  Diluted........................... $    0.13  $    0.10  $   0.49  $   0.37
                                     =========  =========  ========  ========
Weighted average common shares
 outstanding:
  Basic.............................    16,307     16,371    16,316    15,346
  Diluted...........................    16,371     16,794    16,420    15,674

   The accompanying notes are an integral part of the consolidated financial statements.

                       SM&A CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
Cash flows from operating activities:
  Net income.............................................. $  8,083  $  5,818
  Adjustments to reconcile net income to net cash used in
   operating activities:
   Provision for doubtful accounts........................      112        96
   Depreciation and amortization..........................    1,885       780
   Gain on sale of fixed assets...........................      --       (788)
   Changes in assets and liabilities, net of effect of
    acquisitions:
     Accounts receivable..................................   (2,193)    2,937
     Costs and estimated earnings in excess of billings...   (5,346)   (5,479)
     Prepaid expenses and other assets....................     (780)       52
     Other assets.........................................     (238)     (335)
     Deferred tax asset...................................       66        13
     Trade accounts payable...............................      305    (1,799)
     Accrued compensation and payroll taxes...............   (1,693)   (2,837)
     Income taxes.........................................   (1,216)   (1,208)
     Deferred tax liability...............................     (140)    1,154
     Other deferred liabilities...........................       23       (32)
     Other liabilities....................................     (403)     (801)
                                                           --------  --------
       Net cash used in operating activities..............   (1,535)   (2,429)
Cash flows from investing activities:
  Acquisitions, net of cash acquired......................   (5,889)  (11,874)
  Additional expenditures related to acquisitions.........     (815)      --
  Increase in capitalized software........................   (3,252)     (251)
  Purchases of property and equipment.....................   (2,264)     (314)
  Collection of advances to shareholder...................    1,108       679
                                                           --------  --------
       Net cash used in investing activities..............  (11,112)  (11,760)
Cash flows from financing activities:
  Proceeds from issuance of common stock..................      329    22,421
  Advances (repayments) of long-term debt, net............   21,517    (5,736)
  Distributions to shareholders...........................      --       (710)
  Common stock repurchases................................   (9,211)      --
                                                           --------  --------
  Net cash provided by financing activities...............   12,635    15,975
  Net increase (decrease) in cash and cash equivalents....      (12)    1,786
Cash at beginning of period...............................      454       150
                                                           --------  --------
Cash at end of period..................................... $    442  $  1,936
                                                           ========  ========
Supplemental information-Cash paid for:
  Interest................................................ $    274  $    169
  Income taxes............................................ $  6,865  $  3,378
                                                           ========  ========
Supplemental schedule of noncash investing activity:
Detail of businesses acquired and other purchase
 accounting adjustments as follows (in thousands):
  Cash consideration paid for acquisitions................ $  5,636
  Plus acquisitions expenses..............................      353
  Less cash acquired in acquisitions......................     (100)
                                                           --------
   Cash paid for acquisitions, net of cash acquired....... $  5,889
                                                           ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       SM&A CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    For the Three Months and Nine Months Ended September 30, 1999 and 1998

NOTE 1. GENERAL

  SM&A Corporation (formerly Steven Myers & Associates, Inc.) and Subsidiaries ("the Company") was incorporated in California on January 25, 1985. The Company's primary business is providing proposal management and contract support services. In January 1998, the Company completed an initial public offering ("IPO") of Common Stock. Subsequently, in May 1998, the Company acquired Space Applications Corporation ("SAC"). SAC provides systems engineering, scientific research, program management support and technical support to military and civilian space programs, the intelligence community, and the armed services. In August 1998, the Company acquired Decision-Science Applications, Inc. ("DSA"). DSA provides system engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. In March 1999, the Company acquired Systems Integration Software, Inc. ("SIS"). SIS provides systems engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. In September 1999, the Company acquired Kapos Associates Inc. ("KAI"). KAI provides simulation and test systems engineering services to the U.S. Government. SAC, DSA, SIS and KAI are collectively referred to as "the Acquisitions". These transactions were accounted for as purchases and, accordingly, the consolidated financial statements include the financial results of the Acquisitions from the effective dates of each such acquisition. On December 31, 1998, SAC merged into DSA. In connection with the merger, the surviving corporation changed its name to SM&A Corporation (East).

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

  The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 30 years. The recoverability of goodwill is determined by comparing the carrying value of intangible assets to the estimated future operating income of the Company on an undiscounted cash-flow basis. Should the carrying value of goodwill exceed the estimated operating income for the expected period of benefit, an impairment for the excess would be recorded at that time. As of September 30, 1999, no impairment has been recognized.

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

                       SM&A CORPORATION AND SUBSIDIARIES

    For the Three Months and Nine Months Ended September 30, 1999 and 1998

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

  The following table illustrates the computation of basic and diluted earnings per common share (in thousands, except per share data):

                                                  Three Months     Nine Months
                                                      Ended           Ended
                                                  September 30,   September 30,
                                                 --------------- ---------------
                                                  1999    1998    1999    1998
                                                 ------- ------- ------- -------
Numerator:
Numerator for basic and diluted income per
 common share - net earnings...................  $ 2,051 $ 1,613 $ 8,083 $ 5,818
                                                 ======= ======= ======= =======
Denominator:
Denominator for basic income per share -
 weighted average shares outstanding during the
 period........................................   16,307  16,371  16,316  15,346
Incremental common shares attributable to
 dilutive outstanding stock options............       64     423     104     328
                                                 ------- ------- ------- -------
Denominator for diluted income per common
 share.........................................   16,371  16,794  16,420  15,674
                                                 ======= ======= ======= =======
Basic net income per common share..............  $   .13 $   .10 $   .50 $   .38
                                                 ======= ======= ======= =======
Diluted net income per common share............  $   .13 $   .10 $   .49 $   .37
                                                 ======= ======= ======= =======

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

NOTE 4. ACQUISITIONS

  In March 1999, the Company purchased all the outstanding common shares of SIS. The transaction was for cash of $3,263,000 and a one-year earn-out, contingent upon the achievement of certain operating results. This transaction was accounted for under the purchase method of accounting and, accordingly, the consolidated

                       SM&A CORPORATION AND SUBSIDIARIES

    For the Three Months and Nine Months Ended September 30, 1999 and 1998

financial statements of the Company for the nine months ended September 30, 1999, include the financial results of SIS from March 1, 1999, the beginning of the accounting period in which the purchase transaction was finalized.

  In September 1999, the Company purchased all of the outstanding shares of KAI for cash of $2,373,000 and a two-year earn out, contingent upon achievement of certain operating results. The transaction was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements of the Company for the three months and nine months ended September 30, 1999 include the financial results of KAI from September 1, 1999, the beginning of the accounting period in which the transaction was finalized.

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

  The shareholders of common stock issued in the SAC and DSA acquisitions had demand registration rights. Substantially all of the shareholders exercised such demand rights on February 1, 1999 and on April 29, 1999, the Company filed a registration statement with the SEC on Form S-3 to register these common shares.

  The Company recorded goodwill of approximately $40.5 million as a result of the Acquisitions. The Company incurred costs and expenses in connection with the Acquisitions, including legal and accounting, and other various expenses. Eligible costs will be capitalized as part of goodwill in accordance with generally accepted accounting principles (GAAP). The allocation of the purchase price for the Acquisitions and other purchase accounting adjustments is as follows (in thousands):

      Total purchase price, net....................................... $ 51,403
      Net assets acquired.............................................  (12,615)
      Acquisition costs...............................................    1,759
                                                                       --------
      Goodwill........................................................   40,547
      Less accumulated amortization...................................   (1,400)
                                                                       --------
      Goodwill, net................................................... $ 39,147
                                                                       ========

                       SM&A CORPORATION AND SUBSIDIARIES

    For the Three Months and Nine Months Ended September 30, 1999 and 1998

  The following table presents unaudited historical results of operations for the three months and nine months ended September 30, 1999 and unaudited pro forma results of operations for three months and nine months ended September 30, 1998 assuming the acquisitions of SAC and DSA occurred as of January 1, 1998 (in thousands, except per share data):

                                                Three Months      Nine Months
                                                    Ended            Ended
                                                September 30,    September 30,
                                               ---------------  ---------------
                                                1999    1998     1999    1998
                                               ------- -------  ------- -------
Net revenue................................... $27,183 $23,019  $79,424 $71,882
                                               ======= =======  ======= =======
Income from continuing operations.............   2,051   1,578    8,083   5,468
Income from discontinued operations...........     --      (86)     --      (25)
                                               ------- -------  ------- -------
Net income.................................... $ 2,051 $ 1,492  $ 8,083 $ 5,443
                                               ======= =======  ======= =======
Net income per share:
  Basic....................................... $   .13 $   .09  $   .50 $   .33
                                               ======= =======  ======= =======
  Diluted..................................... $   .13 $   .09  $   .49 $   .32
                                               ======= =======  ======= =======
Weighted average shares outstanding:
  Basic.......................................  16,307  16,371   16,316  16,346
  Diluted.....................................  16,371  16,794   16,420  16,674

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

NOTE 5. LONG-TERM DEBT

  In September 1998, the Company entered into a credit agreement with a bank which provided for a $25.0 million revolving line of credit. Subsequently, in June 1999, the Company renegotiated with its lenders to increase the amount provided under the agreement to $50.0 million. The credit agreement, which is secured by a first priority interest in substantially all of the assets of the Company, matures in May 2004 and has two interest rate options; the Bank's Prime rate or LIBOR plus 1.25% to 2.0%, based on the ratio of total indebtedness to earnings before interest and taxes. The credit agreement requires payment of fees on the unused portion of the facility and contains certain covenants. The most restrictive covenant requires the Company to maintain minimum consolidated net worth, as defined in the credit agreement. As of September 30, 1999, the Company was in compliance with all covenants. The Company had $21,517,000 outstanding under the credit agreement at September 30, 1999 at an effective interest rate of 7.75%.

NOTE 6. SHARES REPURCHASED

  During the first nine months of 1999 the Company purchased 680,000 shares of its common stock through open market transactions. The aggregate cost of these shares was $4.9 million for an average price of $7.28 per share. Additionally, the Company purchased 549,000 shares of its common stock from the former chief executive officer of SAC for an aggregate cost of $4.4 million for an average price of $8.00 per share.

                       SM&A CORPORATION AND SUBSIDIARIES

    For the Three Months and Nine Months Ended September 30, 1999 and 1998

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

  Information as to the net revenues of the lines of business is set forth below. The information presented for the three months and nine months ended September 30, 1998 and 1999 represents historical supplemental data as described on the statements of income (in thousands):

                                              Three Months       Nine Months
                                                  Ended             Ended
                                              September 30,     September 30,
                                             ----------------  ----------------
                                              1999     1998     1999     1998
                                             -------  -------  -------  -------
Net Revenues:
Proposal Management Group................... $ 7,804  $ 7,236  $30,155  $28,207
Systems Solutions Group.....................  13,454    7,125   33,191    9,497
Information Technology Solutions Group......   5,925    6,185   16,078    6,185
                                             -------  -------  -------  -------
  Total revenues............................ $27,183  $20,546  $79,424  $43,889
                                             =======  =======  =======  =======
Operating income (loss):
Proposal Management Group................... $ 2,134  $ 2,388  $10,081  $ 9,193
Systems Solutions Group.....................   3,440    1,853    8,560    2,963
Information Technology Solutions Group......   1,696    1,732    5,325    1,732
Executive Group.............................  (3,618)  (3,149)  (9,958)  (5,168)
                                             -------  -------  -------  -------
  Total operating income.................... $ 3,652  $ 2,824  $14,008  $ 8,720
                                             =======  =======  =======  =======
Income (loss) from continuing operations:
Proposal Management Group................... $ 1,248  $ 1,337  $ 5,132  $ 5,389
Systems Solutions Group.....................   2,012    1,037    5,835    1,698
Information Technology Solutions Group......     992      970    3,122      970
Executive Group.............................  (2,201)  (1,645)  (6,006)  (2,182)
                                             -------  -------  -------  -------
  Total income from continuing operations... $ 2,051  $ 1,699  $ 8,083  $ 5,875
                                             =======  =======  =======  =======

  In July 1999, a number of employees and their related projects were transferred from the Proposal Management Group to the Systems Solutions Group. Had the transfer not been made, PMG revenues would have been $1,186,000 higher for the quarter and nine months ended September 30, 1999 and cost of revenues would have been $688,000 higher. Correspondingly, SSG revenues and costs would have been lower by these amounts for the same period. There was no effect on the 1998 amounts.

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

  There can be no assurance that the anticipated economic, operational and other benefits of the Acquisitions or any future acquisitions will be realized. We cannot be sure that we will be able to successfully integrate acquired businesses in a timely manner without substantial costs, delays or other operational or financial problems. The difficulties of such integration may initially be increased by our need to integrate personnel with different business backgrounds and corporate cultures. In addition, acquisitions may involve our spending significant funds. Our failure to effectively integrate the acquired companies may adversely affect our ability to bid successfully on certain engagements and otherwise grow our business. Client dissatisfaction or performance problems at a single acquired company could have an adverse effect on our reputation as a whole, and this could result in increased difficulty in marketing services or acquiring companies in the future. In addition, we cannot be certain that the acquired companies will operate profitably or will not otherwise hurt operating results. There are other risks with acquisitions. These include diversion of management attention, potential loss of key clients or personnel, risks associated with unanticipated problems, liabilities or contingencies and risks of entering markets in which we have limited or no direct expertise. The occurrence of some or all of the events described in these risks could have a material adverse effect on our business, operating results and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

We may fail to manage our future growth effectively

  We are currently experiencing significant growth and we intend to pursue further growth as part of our business strategy. Our ability to manage the growth of our operations will require us to continue to improve our operational, financial and other internal systems and to attract, develop, motivate and retain our employees. Our rapid growth has presented and will continue to present numerous operational challenges, such as the assimilation of financial reporting systems and increased pressure on our senior management and will increase the demands on our systems and internal controls. In addition, our success depends in large part upon our ability to attract, develop, motivate and retain highly-skilled professionals and administrative employees. Our growth strategy will require an increase in our personnel, particularly skilled systems engineers and program managers. Qualified professionals are currently in great demand and there is significant competition for employees with the requisite skills from other major and boutique consulting firms, research firms, government contractors, proposal management or business acquisition departments of major corporations and other professional services firms. There can be no assurance that we will be able to attract and retain the qualified personnel necessary to pursue our growth strategy. There can be no assurance that we will be able to maintain or increase our current rate of growth, effectively manage our expanding operations or achieve planned growth on a timely or profitable basis. To the extent that we are unable to manage our growth effectively and efficiently, our business, financial condition and results of operations could be materially and adversely affected.

Our business depends substantially on the defense industry

  Approximately 56.3% of our revenues were derived from Proposal Management Group services related to government procurement contracts for the fiscal year ended December 31, 1998. In addition, a significant portion of our revenues are derived from contracts or subcontracts with the U.S. Government. For the foreseeable future, we expect that the percentage of revenues attributable to such contracts will continue to be substantial. U.S. Government expenditures for defense products may decline in the future with such reductions having an effect on our clients, or, indirectly, on us. A number of trends may contribute to such a decline, including:

  . large weapon systems being replaced with smaller, more precise high technology systems

  . multiple procurements for similar weapons being consolidated into joint service procurements, such as the Joint Strike Fighter

  . threat scenarios evolving away from global conflicts to regional conflicts

  . the continuing draw down of U.S. military forces in response to the end of the Cold War

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

There are risks associated with government contracting

  We are subject to compliance with governmental regulations, both directly and through government-contractor clients. Fines and penalties could result from noncompliance or suspension or debarment from the bidding process for future government contracts. We rely for the continuance and expansion of our business on a facility security clearance from the U.S. Government, and individual security clearances, at various levels, for nearly all members of our staff. There can be no assurance that necessary security clearances will continue to be made available by the U.S. Government.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  In addition, a significant portion of our revenues are derived from contracts or subcontracts with the U.S. Government. Our services are performed pursuant to the following types of contracts:

  . cost reimbursable

  . time-and-materials

  . fixed-price contracts and subcontracts

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

We rely on a relatively limited number of clients

  We derive a significant portion of revenues from a relatively limited number of clients. For example, our revenues from the ten most significant clients accounted for approximately 76.0%, 90.3%, 98.0%, 92.9% and 91.2% of our total revenues for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively. The U.S. Government, Lockheed Martin Corporation, and Raytheon Company accounted for approximately 57.2% of our total revenues in 1998 and 33.3% of our total revenues in 1997. Lockheed Martin Corporation was our single largest commercial client, accounting for approximately 16.6%, 22.5% and 22.9% of our total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. For the nine months ended September 30, 1999 Raytheon Company is our largest commercial customer accounting for approximately 21% of total revenues.

  Clients typically retain us for major proposals as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate our engagement at any time without a significant penalty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


  Moreover, there can be no assurance that our existing clients will continue to engage us for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect our business, financial condition and results of operations. In addition, the level of our services required by an individual client may diminish over the life of our relationship and there can be no assurance that we will be successful in establishing relationships with new clients as this occurs.

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

  We recently entered and seek to achieve significant growth in the contract support services market, however, there can be no assurance that we will be successful in such efforts. The market for services in the contract support industry is highly competitive, highly fragmented and subject to rapid change. Such competition is likely to increase in the future. Many of our competitors have greater personnel, financial, technical and marketing resources. Such competitors include many larger management consulting firms such as McKinsey & Company, Booz Allen & Hamilton, and Science Applications International Corp., as well as the consulting arms of major accounting firms. We also compete with our clients' in-house resources. This source of competition may increase as consolidation of the aerospace and defense industry creates larger organizations. In addition, there can be no assurance that we will be successful in such efforts. In addition, significant further expense for sales and marketing may require us to promote a major expansion of our services in such area. If we are unsuccessful in our efforts to penetrate further the market for such services, or our current win rate of approximately 90% in the proposal management business drops significantly, our growth prospects could be materially and adversely affected.

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

Capitalized software development costs may not be recovered

  At September 30, 1999 the Company had capitalized software development costs amounting to $4.4 million. While the Company anticipates substantial revenues from these products, there can be no assurance that such revenues would be sufficient to fully recover this investment in software development.

We rely heavily upon our key employees

  Our success is highly dependent upon the efforts, abilities, business generation capabilities and project execution of our executive officers, in particular those of Steven S. Myers, our Chief Executive Officer and Chairman of the Board and Michael A. Piraino, our President and Chief Operating Officer. We entered into a two-year employment agreement with Mr. Myers in November 1997, and a three-year employment agreement with Mr. Piraino in December 1998. The loss of the services of either of these individuals for any reason could materially and adversely affect our business, operating results and financial condition, including our ability to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

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

Our stock price is subject to significant volatility

  Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and September 30, 1999 the closing sale price has ranged from a low of $6.06 per share to a high of $31.13 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

  . quarterly fluctuations in results of operations

  . adverse circumstances affecting the introduction or market acceptance of new services offered by us

  . announcements of new services by our competitors

  . our loss of key employees

  . changes in the regulatory environment or market conditions affecting the defense and aerospace industry

  . changes in earnings estimates ratings by analysts

  . lack of market liquidity resulting from a relatively small amount of public stock float

  . changes in generally accepted accounting principles

  . sales of common stock by existing holders

  . the announcement and market acceptance of proposed acquisitions

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

  Based on this review, our management believes that our internal systems are substantially compliant with Year 2000 issues. In addition, we are also communicating with our principal service providers to ensure

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

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

Our principal shareholder has significant control over SM&A

  Steven S. Myers, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 44.7% of our outstanding common stock at September 30, 1999 and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. Such concentration of ownership may have the effect of delaying or preventing a change in control of SM&A and may adversely affect the voting or other rights of other holders of common stock. Our board of directors is currently comprised entirely of individuals supported by Mr. Myers.

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

The number of shares available for future sale could adversely affect the price of our publicly traded stock

  As of September 30, 1999, we had 16,136,239 shares of common stock outstanding. As of September 30, 1999, we had outstanding options to acquire, subject to certain vesting requirements, 2,182,450 shares of common stock pursuant to our 1997 Stock Option Plan. Additionally, in connection with our acquisition of SAC, options were granted to purchase an aggregate of 145,008 shares of common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

  The 1998 acquisitions of SAC and DSA, and the 1999 acquisitions of SIS and KAI, which collectively added approximately 510 employees to the Company's workforce, provide for a greater percentage of the Company's revenues derived from high-end contract support services. The majority of these services are with the U.S. Government. Within high-end contract support services, two new lines of business were established, the Information Technology Solutions Group ("ITSG") and the Systems Solutions Group ("SSG"). ITSG provides information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. SSG provides systems engineering, program management support and technical support to military and civilian space programs, the intelligence community, wargaming and simulation and the armed services.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

  Net Revenues. Net revenues for the three months ended September 30, 1999 were $27.2 million compared to $20.5 million for the three months ended September 30, 1998, an increase of $6.7 million or 32.7%. Net revenues from Proposal Management Services were $7.8 million for the three months ended September 30, 1999 compared to $7.2 million for the comparable three months of the prior year. Net revenues from high-end contract support services, specifically SSG and ITSG were $13.5 million and $5.9 million, respectively, for the three months ended September 30, 1999 compared to $7.1 million and $6.2 million for the same three months of the prior year. Revenues from high-end contract support services in total increased $6.1 million or 45.9% due to the Company expanding their scope of high-end contract support services as a result of the acquisitions of SAC, DSA, SIS and KAI in May and August 1998, and March and September 1999, respectively. In July 1999, a number of employees and their related projects were transferred from PMG to SSG. Had the transfer not been made, PMG revenues would have been $1,186,000 higher for the quarter ended September 30, 1999 and cost of revenues would have been $688,000 higher. SSG revenues and costs would have been correspondingly lower by these amounts for the same period. There was no effect on the 1998 amounts.

  Gross Margin. Gross margin was $10.2 million for the three months ended September 30, 1999 compared to $8.5 million for the three months ended September 30, 1998, an increase of $1.7 million or 20%. This increase in gross margin was primarily attributable to the increase in high-end contract support services provided as a result of the acquisitions of SAC, DSA, SIS and KAI in May and August 1998, and March and September 1999, respectively. As a percentage of net revenues, gross margin decreased to 37.2% compared to 41.5% for the prior year period. The decrease in gross margin as a percentage of net revenues was primarily attributable to a higher mix in revenues of lower margin business such as subcontracts and other billable costs, and its inability to pass through certain annual merit increases for its labor force to time and material contracts. The decrease in gross margin was also caused in part by the decrease in the revenue contribution by PMG, a higher margin business and increases in employee health benefit costs.

  Selling, General & Administrative Expenses. Selling, General and Administrative expenses for the three months ended September 30, 1999 were $6.2 million compared to $5.3 million for the three months ended September 30, 1998, an increase of $0.9 million or 17%. The increase was primarily the result of increased overhead and facility expenses related to the Acquisitions, an increase in senior management staff to position the Company for continued growth, and an increase in facility lease costs. As a percentage of total revenues, Selling, General and Administrative expenses decreased from 25.7% in the 1998 third quarter to 22.8% in 1999.

  Goodwill Amortization. Amortization of goodwill was $322,000 for the three month period ended September 30, 1999 and $302,000 for the same 1998 period.

  Operating Income. Operating income from continuing operations for the three months ended September 30, 1999 was $3.7 million compared to $2.8 million for the three months ended September 30, 1998, an increase of $0.9 million or 32.1%. As a percentage of total revenues, operating income was 13.6% for both periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


  Other Income (Expense). Other expense, net was $154,000 for the three months ended September 30, 1999 compared to other income, net of $201,000 for the same three months of 1998. The decrease in income was a result of higher interest expense attributable to increased bank borrowings required to finance share purchases, acquisitions and working capital in the three months ended September 30, 1999 and lower interest income due to fewer cash equivalents in 1999 compared to the same three month period of 1998.

  Income From Continuing Operations. Income from continuing operations was $2.1 million for the three months ended September 30, 1999 compared to $1.7 million for the three months ended September 30, 1998, an increase of $0.4 million or 23.5%.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

  Net Revenues. Net revenues for the nine months ended September 30, 1999 were $79.4 million compared to $43.9 million for the nine months ended September 30, 1998, an increase of $35.5 million or 80.9%. Net revenues from Proposal Management Services were $30.2 million for the nine months ended September 30, 1999 compared to $28.2 million for the comparable nine months of the prior year, an increase of $2.0 million or 7.0%. This increase was attributable to continued strong demand for the Company's proposal management services and an increased customer base. Net revenues from high-end contract support services, specifically SSG and ITSG were $33.2 million and $16.1 million, respectively, for the nine months ended September 30, 1999 compared to $9.5 million and $6.2 million for the same nine months of the prior year. Revenues from high-end contract support services in total increased $33.6 million or 2,140.1% due to the Company expanding the scope of high-end contract support services as a result of the acquisitions of SAC, DSA, SIS and KAI in May and August 1998 and March and September 1999, respectively. In July 1999, a number of employees and their related projects were transferred from PMG to SSG. Had the transfer not been made, PMG revenues would have been $1,186,000 higher for the nine month period ended September 30, 1999 and cost of revenues would have been $688,000 higher. SSG revenues and costs would have been correspondingly lower by these amounts for the same period. There was no effect on the 1998 amounts.

  Gross Margin. Gross margin was $32.0 million for the nine months ended September 30, 1999 compared to $18.9 million for the nine months ended September 30, 1998, an increase of $13.1 million or 69.3%. This increase in gross margin was primarily attributable to the increase in high-end contract support services provided as a result of the acquisitions of SAC, DSA, SIS and KAI in May and August 1998 and March and September 1999, respectively. As a percentage of net revenues, gross margin decreased to 40.3% compared to 43.0% for the prior year period. The decrease in gross margin as a percentage of net revenues was primarily attributable to lower gross margin contributions from the newly acquired entities.

  Selling, General & Administrative Expenses. Selling, General and Administrative expenses for the nine months ended September 30, 1999 were $17.0 million compared to $9.8 million for the nine months ended September 30, 1998, an increase of $7.2 million or 73.5%. The increase was primarily the result of increased overhead and facility expenses related to the Acquisitions, an increase in senior management staff to position the Company for continued growth, and an increase in facility lease costs. As a percentage of total revenues, Selling, General and Administrative expenses were 21.4% for the nine months ended September 30, 1999, down from 22.3% for the nine months ended September 30, 1998.

  Goodwill Amortization. Amortization of goodwill was $952,000 for the nine months ended September 30, 1999 and $388,000 for the nine months ended September 30, 1998.

  Operating Income. Operating income from continuing operations for the nine months ended September 30, 1999 was $14.0 million compared to $8.7 million for the nine months ended September 30, 1998, an increase of $5.3 million or 60.9%. As a percentage of total revenues, operating income decreased to 17.6% for the nine months ended September 30, 1999 from 19.8% for the nine months ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


  Other Income (Expense). Other expense, net was $244,000 for the nine months ended September 30, 1999 compared to other income, net of $1,185,000 for the same nine months of 1998. The 1998 amount included income of $880,000 from the sale of an aircraft. The balance of the decrease was a result of higher interest expense attributable to increased bank borrowings in the nine months ended September 30, 1999 and lower interest income due to fewer cash equivalents in 1999 compared to the same nine month period of 1998.

  Income From Continuing Operations. Income from continuing operations was $8.1 million for the nine months ended September 30, 1999 compared to $5.9 million for the nine months ended September 30, 1998, an increase of $2.2 million or 37.3%.

                        LIQUIDITY AND CAPITAL RESOURCES

  For the nine months ended September 30, 1999, the Company's net cash used in operating activities was approximately $1.5 million, compared to net cash used in operating activities of $2.4 million in the same period of the prior year. The decrease resulted primarily from increases in income before depreciation, offset by increased investment in accounts receivable and costs and estimated earnings in excess of billings on contracts in progress.

  Net cash used in investing activities was $11.1 million for the nine months ending September 30, 1999, compared to net cash used in investing activities of $11.8 million for the same period of the prior year. The Company's primary uses during the nine months ended September 30, 1999 were the acquisitions of SIS and KAI, expenses related to the acquisitions of DSA and SAC, increases in capitalized software due to a higher level of software development activity, and purchases of new office furniture and computer equipment related to the east coast operations move into new facilities. Previously completed acquisitions obligate the Company to make earnout payments contingent upon obtaining specific thresholds. The Company expects earnouts obligations will be made

  Net cash provided by financing activities was $12.6 million for the nine months ended September 30, 1999, compared to $16.0 million for the same period of the prior year. The primary source for the nine months ended September 30, 1999, was advances on the bank line of credit of $21.5 million used to fund the deterioration of days sales outstanding ("DSO") in receivables. DSO has increased from 75 days at December 31, 1998 to approximately 99 days at September 30, 1999. The Company has initiated a program to dramatically improve its billing processes, to reduce unbilled accounts receivable and to intensify its collection efforts. The primary use of cash in financing activities was the payment of $9.2 million for purchase of 1.2 million shares of the Company's outstanding common stock.

  The Company believes that funds generated by operations will provide adequate cash to fund its anticipated operating cash needs for at least the next twelve months. The Company has a $50 million revolving line of credit facility with three banks. The revolving line of credit will be used, as considered necessary, for operating cash and for future acquisitions. As of September 30, 1999, the Company had $21.5 million of borrowings outstanding on the line.

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

                                   YEAR 2000

  The Company completed its assessment of the impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems ("Year 2000 Issues"). The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

Among other issues, any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

  The Company completed its assessment of the impact of Year 2000 Issues on its business, including the Company's operational, information and financial systems (e.g. general ledger, payroll, accounts receivable and payable, etc.). Similarly, non informational systems, such as communication systems and security systems were also assessed. A detailed work plan was developed to ensure that each area requiring remedy was adequately and timely addressed. At this time, the Company's work plan continues to indicate that most significant areas have been or are scheduled to be remedied by December 1999. Such work plan includes adequate time for remediation of the area, as well as testing to ensure the remediation efforts are complete. Additionally, the Company has established an Executive Oversight Committee to monitor implementation plans and to determine whether all areas have been assessed and evaluated, resources identified and remediation completed on a timely basis.

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

  Additionally, management noted some risk with legacy products marketed and maintained by the Company, the vast majority of which have been delivered to the U.S. Government. Information collected to-date regarding such legacy products indicates that while some products were designed with date and time functions, most products have been heavily modified by the licensee or by a third party integrator with whom the Company has no obligatory agreement. Consequently, the Company's exposure has been reduced. However, the Company will continue to evaluate these products and implement remediation plans, as deemed appropriate. Costs to remediate these products, if any, will not be material. These products do not affect internal operations.

  To date, management estimates that the total cost (including hardware, software and services) incurred by the Company to evaluate, assess and remedy Year 2000 Issues, has been approximately $350,000. The expected future cost to complete evaluation, assessment and remediation of Year 2000 Issues, including replacement if necessary, is expected to range from $200,000 to $400,000. The Company has expensed all internal costs related to the remediation of Year 2000 Issues.

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

  It is difficult to accurately project what the potential risks and ramifications to the Company may be, in the event timely remediation efforts are not completed by either the Company or significant third parties. In such an event, it is possible that the ability to maintain accurate and complete financial records of the Company's activities and transactions may be impaired. Such events, should they occur, may significantly impair the Company's ability to operate as it does today, creating business interruption, potential loss of business, and earnings and liquidity difficulties. The Company presently believes that with current and planned modifications

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

  Not applicable

Item 2. Changes in Securities and Use of Proceeds

  On June 8, 1999 the Company announced the amendment of its open market Stock Repurchase Program to provide authority for the repurchase of up to 1,300,000 shares of its issued and outstanding common stock. As of September 30, 1999 the Company has repurchased 1,229,000 shares at an average purchase price of $
7.49. These repurchases are made at the sole discretion of the Company's management.

Item 3. Defaults Upon Senior Securities

  Not applicable

Item 4. Submission of Matters to Vote of Security Holders

  Not applicable

Item 5. Other Information

  Not applicable

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

   Exhibit No.
   -----------
   10.1*       Stock Purchase Agreement dated September 20, 1999 among the
               Company, Kapos Associates Inc, Ervin Kapos and June Kapos.

   10.2*       Escrow Agreement dated September 20, 1999 among the Company,
               Kapos Associates Inc. Ervin Kapos and June Kapos.

   27.1*       Financial Data Schedule

  (b) Reports on Form 8-K

      None

-----------
 *  filed herewith

                                   SIGNATURE

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SM&A CORPORATION


Date: November 12, 1999                   By:      /s/ Daniel P. O'Connell
                                              ----------------------------------
                                                      Daniel P. O'Connell
                                                   Corporate Controller and
                                                      Assistant Secretary
                                                (Principal Accounting Officer)