Form 10-K
period 1999-12-31
SM&A CORP
filed 2000-04-07
CIK 1050031

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        Commission file number 0-23585

                               ----------------
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

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value
                               (Title of class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 20, 2000, 16,257,307 shares of the Registrant's common stock, no par value ("Common Stock"), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the Nasdaq National Market on March 20, 2000, was approximately $36,339,791.(1)

   Documents incorporated by reference. List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I,
Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933:
Portions of the Registrant's definitive proxy statement to be issued in conjunction with the Registrant's Annual Meeting of Shareholders to be held on June 6, 2000, which proxy statement will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.
--------
1. For purposes of this report, in addition to those shareholders which fall within the definition of "affiliate" under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent of more of the Registrant's Common Stock are deemed to be affiliates.
===============================================================================

                                    PART I

ITEM 1--Business

Introduction

   This Annual Report on Form 10-K contains certain statements which are not historical in nature, and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by
Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-6. Such forward-looking statements are principally contained in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, statements relating to (i) the anticipated growth in the proposal management and contract support services markets; (ii) anticipated trends in the financial condition and results of operations of SM&A Corporation ("SM&A" or the "Company") (including expected changes in the Company's gross margin and general, administrative and selling expenses); (iii) the ability of the Company to finance its working capital requirements; (iv) the Company's business strategy for expanding its presence in the information technology solutions services markets; and (v) the Company's ability to distinguish itself from its current and future competitors. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Risk Factors" discussion contained herein, important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the information technology solutions, high-end systems engineering, and integrated proposal management services markets; (ii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iii) unanticipated working capital or other cash requirements; (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the information technology solutions, high-end systems engineering and integrated proposal management and contract support services markets; and (v) various other factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail in the "Risk Factors" discussion contained herein, there can be no assurance that the actual results will not differ materially from such forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "intends," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports with the Securities and Exchange Commission.

Overview

   SM&A, formerly Steven Myers & Associates, Inc. was founded in 1982. After years of consistent revenue and profit growth, the Company completed an initial public offering in January 1998 and embarked on a strategic acquisition program to broaden its service and product offering capabilities. SM&A is a comprehensive provider of competitive-edge information technology services, software products and business solutions, high-end systems engineering services, and integrated proposal management services. The Company is organized into three distinct operating groups: the Information Technology Solutions Group ("ITSG"), the Systems Solutions Group ("SSG"), and the Proposal Management Group ("PMG"). The Company's services are provided in a variety of computing environments and leading edge technologies such as client/server architectures, object-oriented programming languages and tools, groupware and the latest networking, communications and modeling technologies. SM&A delivers its services and products to a diverse group of clients in the telecommunications, medical information management, aerospace and defense contractors as well as to federal and state government agencies.

 Information Technology Solutions Group ("ITSG")

   The Information Technology Solutions Group provides high value information technology solutions (services and proprietary software products) that solve complex business problems and directly improve a client's competitive edge. ITSG is recognized for innovative, rapid software development processes that can dramatically reduce business cycle time while ensuring high quality products. ITSG expertise extends across a broad spectrum of IT disciplines, including full life cycle software engineering, telecommunications, PC solutions and systems integration. ITSG focuses on seven areas of expertise oriented primarily toward serving the commercial sector: (i) mission critical solutions, (ii) enterprise security solutions, (iii) command & control solutions, (iv) test solutions, (v) PC solutions, (vi) optimization solutions and (vii) e-commerce enablement services and consulting. ITSG provides services on a time and materials basis and develops, licenses and supports complex proprietary software applications for various IT market segments, such as network management.

  ITSG's suite of proprietary software products consists of BillTamer(TM) and NetTamer(TM), cost control and optimization tools for the telecommunications industry; and ICCE(TM), an application which offers integrated command and control display for data centers simultaneously operating multiple hardware, software and display platforms.

   Rapid technological change has forced companies to outsource an increasing number of their IT functions. Corporate networks continue to grow and become more complex. ITSG has the proven products and expertise designed to meet these demands. In addition, ITSG has developed unique and cost saving client solutions that it believes will drive substantial incremental growth. These products offer innovative and mission critical solutions for managing the complexities and costs of telecommunications and data networks.

 Systems Solutions Group ("SSG")

   The Systems Solutions Group provides (i) information technology, systems engineering, and program integration services, (ii) modeling and simulation support, (iii) advanced scientific research, and (iv) database creation, management and technical analysis to federal and state government agencies, major aerospace and defense contractors and commercial firms. SSG provides a full spectrum of information technology services such as software applications development and wargaming capabilities, significantly enhancing and expanding a client's technical evaluation and decision making capabilities. SSG's systems engineering services helps its clients to define the work that must be done to meet the objectives of a program or contract. Systems engineers define top level program objectives, perform cost studies and analyses, and then manage the process to ensure that top level requirements are being met as the program evolves from design through development, test and production phases. Concurrent with systems engineering, SSG provides program integration functions, which ensure that the program has been meticulously planned and that the program team follows the plan.

   SSG's IT and related services are largely provided on a time-and-materials basis. Those services provided to federal and state agencies are done so through a number of contract vehicles including, but not limited to, full and open competitive contracts, the GSA schedules, blanket purchase agreements and indefinite delivery and indefinite quantity agreements. Revenue growth rates and margins in the government IT and related services sector, while not providing the same economics as commercial activities, do provide a predictability of revenue and profit due to the long-term structured orientation of government IT and related services that is uncharacteristic of the commercial market in general.

 Proposal Management Group ("PMG")

   The Proposal Management Group is the largest and most successful provider of integrated proposal management services. PMG has developed and refined a proprietary proposal management strategy and process that produces superior results. In conjunction with this process, PMG typically assumes a leadership role and places dedicated teams at client facilities to manage all aspects of the competitive proposal development process. Since 1982, PMG has supported 450 proposals worth over $160 billion in value for clients with a corresponding proposal win rate of 86.5% based on the dollar value of contracts awarded. PMG had over $15 billion in new contract awards and 28 proposal wins by its clients during 1999. The combination of its unprecedented win rate and superior reputation has contributed to PMG's dominant 85% market share of proposal management services actually outsourced by government contractors.

   PMG leverages its success in winning business for its clients and its involvement in the project life cycle to extend its services beyond proposal development to SM&A's comprehensive capabilities in the areas of information technology services, systems engineering program integration, and other technical areas.

 Acquisition/Strategy and Integration

   During 1998, the Company acquired two high-end engineering and information technology consulting firms (the "1998 Acquisitions"): Space Applications Corporation ("SAC") and Decision-Science Applications, Inc. ("DSA"). SAC, founded in 1969, provides systems engineering, scientific research, program management support and technical support to military and civilian space programs, the intelligence community and the armed services. DSA, founded in 1977, provides systems engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. The 1998 Acquisitions have increased the scope and depth of the Company's high-end profile services, adding more than 400 systems engineering, information technology and program integration experts and expanding SM&A's domestic presence with offices in strategic locations near significant market centers. In November 1998, DSA changed its name to SM&A Corporation (East), and in December 1998, SAC merged into SM&A Corporation (East). The Company was subsequently reorganized into its three existing operating groups: SSG, ITSG, and PMG.

   In March 1999, the Company acquired Systems Integration Software, Inc. ("SIS"). SIS develops proprietary software products and provides services focused on improving system performance and network reliability. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial results of SIS from the effective date of the acquisition. The substantial portion of operations have been combined with ITSG.

   In September 1999, the Company acquired Kapos Associates Inc. ("KAI"). KAI provides operations research, wargaming and systems analysis to the U.S. Government. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial results of KAI from the effective date of the acquisition. Its operations have been combined with SSG. The acquisitions of SIS and KAI are collectively referred to herein as "the 1999 Acquisitions."

   In February 2000, the Company acquired System Simulation Solutions, Inc. ("S3I"). S3I specializes in the design, development and application of powerful simulation software products for the United States Air Force assisting them on evaluating large-scale campaign level operations. The substantial portion of operations will be combined with SSG. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements will include the financial results of S3I from the effective date of the acquisition.

Markets

   The Company is actively competing in three addressable markets: (i) the commercial IT services and proprietary software products market, (ii) the government IT services and systems engineering market and, (iii) the proposal management services market.

 Commercial IT Services and Proprietary Software Products

   The commercial information technology services and software products market is extremely competitive and characterized by continuous changes in customer requirements and improvements in technologies.

   The Company estimates the annual market for commercial IT services and software products to be in excess of $300 billion.

   The Company believes that growth of the market for commercial IT services and software products is dependent on a number of factors, including but not limited to:

  . Corporate Outsourcing. There has been a trend among large corporations to increase efficiencies in the procurement and performance of government and commercial projects of all sizes. As a result, major companies are "outsourcing" more services instead of maintaining and expanding internal groups. Through outsourcing, companies receive the trained expertise needed without incurring the overhead expenses associated with in-house resources.

  . Increase in Commercial Projects. U.S. industry is making major investments to explore new markets in commercial data and telecommunications systems. Such investment is expected to result in an increase in demand for the Company's services.

  . Development of a New Economy. A strong demand for highly skilled IT professionals and software products has developed in response to the growth of the Internet economy. Talented professionals with skills in leading edge technologies are in particularly high demand. To meet their need for leading edge IT professionals, organizations are turning to providers of technology talent such as the Company to support their existing IT resources. To succeed in this market, providers of IT professionals must deliver leading edge IT talent at a speed commensurate with the demands of a rapidly changing technology environment.

 Government IT Services and Systems Engineering

   Defense spending has decreased sharply since the end of the Reagan administration. Defense spending has stabilized at around $270 billion annually. This trend has caused a decline in the number of government workers, which has resulted in a significant amount of work being performed by outside service providers such as the Company.

   The Company estimates the annual market for government IT services and systems engineering to be in excess of $100 billion.

   The Company believes that growth of the market for government IT services and systems engineering is dependent on a number of factors, including but not limited to:

  . U.S. Government Outsourcing. In response to a reduced federal budget and demands for efficiencies in government operation, many projects that were once performed in-house by the U.S. Government are now being outsourced to private industry.

  . State and Local Governments. State and local government IT budgets are expected to overtake federal spending during 2000.

 Proposal Management Services

   Companies competing for large government and commercial contracts often seek the assistance of an outside firm of experts that can manage the proposal process and maximize the company's prospects of winning the business.

   The Company estimates the annual market including the in-house capabilities of the Company's customers for proposal management is approximately $300 million.

   The Company believes that growth of the market for proposal management is dependent on a number of factors, including but not limited to:

  . Increase in the Defense Procurement Spending Budget. The defense procurement/spending budget is growing as a result of the need for modernization. A good deal of that spending will be driven by increased investment in IT, command and control system communications, computers and intelligence systems. Additional funding for new weapons should originate from additional cost savings in existing programs. The decrease in operational overhead of the Department of Defense will create additional opportunity to provide proposal management in connection with such projects.

  . Increasing Importance of Proposal Management Services. The Company believes that various factors in the aerospace and defense industries are contributing to an increased need to win projects. Recent consolidation activity in these industries has resulted in fewer, larger firms as well as an increased disparity between the resources of such larger firms and the remaining "smaller" firms. The large consolidated firms are more motivated to win programs to support their operations and the smaller firms have an even greater need to access the resources necessary to compete with larger firms for programs. The U.S. Government has also conducted a number of "winner-take-all" competitions in which the government chose a single winner from two large aerospace suppliers that had traditionally jointly supplied a product. The winner may receive a multi-billion dollar contract while the loser may be allocated a program sub-contract or be required to shut down an existing production facility and re-assign or lay off several thousand workers. Consequently, proposal management services and a winning outcome are becoming increasingly crucial to all competitors.

  . Internal Proposal Capabilities of Existing Clients is Decreasing. The Company believes that the internal proposal capabilities of existing clients may be decreasing due to fiscal pressures currently being exerted on the organizations. This trend is expected to create additional opportunities for regional management services.

Services

Information Technology. The Company's information technology business is focused on consulting, complex proprietary software applications development licensing and support, systems integration and other IT outsourcing services. Specific areas of business focus include telecommunications, enterprise security solutions, medical informatics, software engineering and testing, network management solutions, systems integration, and PC product solutions.

Systems Engineering. The Company's systems engineering work assists its clients to define the work that must be done to meet a given program's objectives. The first step is to formally define the top level program objectives including mission requirements, annual and total budget, and the schedule for each major program milestone and then to communicate them to each engineering, information technology and management department. The systems engineers perform trade studies and analyses to objectively evaluate the cost, schedule, risk and likely performance of alternative solutions. The systems engineers then manage the top level program requirements data base. As the program evolves from design through development, test and production phases, they constantly evaluate the work of the program's design and test groups to be certain that these top level requirements are being met.

Program Integration. Concurrent with systems engineering are the Company's program integration functions. This work is done to ensure that a given program has been meticulously planned and that the program team follows the plan. The SM&A program integration effort is critical to the financial success of the client. The work has an initial phase in which the program to be accomplished is defined in detail. This includes the detailed description of all tasks to be done by all of the participants over the lifetime of the program, the scheduling of these tasks, the sizing of each task and the definition of the inter-relationship among the tasks. This information is maintained by the program integration team in an electronic and sometimes web-enabled format easily accessible to the management team. After the definition work is completed, the program integration staff focuses on the execution of the program, in which the status of each task is constantly evaluated (and reported to management, including the government project office), the likely attainment of future milestones is predicted, and the program risks are constantly re-evaluated to allow proactive management decisions to mitigate risk.

Proposal Management. Proposal management involves assisting clients with the procurement of government and commercial programs. The process whereby SM&A manages a proposal can be divided into three phases: organization and strategy, proposal preparation, and post submittal.

    Organization and Strategy. Once hired to manage a proposal, SM&A assembles a team of proposal specialists at the client's site typically deploying a proposal manager, volume leaders for each of the major proposal volumes, specialists well versed in the new management processes required by the government, and production specialists expert in the new forms of electronic proposals often required by a government acquisition agency. Each SM&A team manages a client team, typically 50 to 200 engineers, IT specialists and managers, providing full time, hands-on execution of the SM&A process from strategy formulation, through all phases of proposal preparation and review, to the post-submittal responses to the government's questions. The proposal process typically requires three to twelve months of intensive activity at the client's site. The SM&A team assists the client in the creation of a win strategy that leads to selection of sub-contractors, an investment plan, a technical baseline, and a program implementation plan.

    Proposal Preparation. The SM&A team manages a process that starts with analysis of the government's request for proposal and results in the creation of a series of proposal documents, each following a proprietary SM&A template. These templates guide the team in developing the key "facts" that will win, which typically consist of the most cost-effective technical solution to meet the government's needs and a low-risk program plan that will deliver the product on time and within budget. Following SM&A's page-by-page quality review, the proposal is submitted and, if required, an oral presentation is made. SM&A creates the materials (technical charts, videos, models) for the oral presentations, which are becoming more common. The IT contest of proposals is becoming an increasingly larger component of the delivered work product.

    Post Submittal. After the proposal is submitted, the proposal team's interaction with the U.S. Government is a critical part of the SM&A winning process. Many teams submit their proposals and then key personnel are reassigned on other projects. Conversely, in an SM&A-managed proposal, the core competence is maintained to answer formal questions from the government, and prepare the Best and Final Offer. Another area of SM&A action during the government's proposal evaluation period is working with the client's team in preparation for winning the award. Many proposals include a very aggressive start-up phase that requires the delivery of significant products within the first 30 to 60 days after the contract award. SM&A provides management support, program planners and schedulers, systems engineers and IT specialists to assist the client's team to meet early post-award commitments.

Clients

   The Company provides its information technology services, high-end systems engineering, and integrated proposal management services to numerous Fortune 100 clients and the U.S. Government. The Company provides contract support services to various branches of the U.S. Government including the U.S. Air Force, U.S. Navy, U.S. Army, NASA and government intelligence agencies (collectively, "the U.S. Government").

   Raytheon Company and Lockheed Martin Corporation accounted for approximately 20.5% and 15.9%, respectively, of the Company's revenues for the year ended December 31, 1999 and 15.8% and 16.6%, respectively, of the Company's revenues in 1998. In addition, for the year ended December 31, 1999, the U.S. Government accounted for 27.7% (24.8% in 1998) of the Company's revenues. On a pro forma basis giving effect to the 1999 Acquisitions and 1998 Acquisitions, various branches and agencies of the U.S. Government together would have accounted for an aggregate 39.8% of the Company's revenues for the year ended December 31, 1999 and 37% in 1998. These revenues are a result of various engagements by several business units of these companies and governmental entities. Although such business units are affiliated with the parent entities, the Company's experience has indicated that the particular engagements are subject to the discretion of each individual business and governmental unit.

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

   At December 31, 1999 the Company's backlog was approximately $114 million. The Company's engagements are terminable at will and no assurance can be given that the Company will receive any of the fees associated with the backlog described above.

Sales and Marketing

   The Company markets its services directly to senior executives of major corporations. The Company employs a variety of business development and marketing techniques to communicate directly with current and prospective clients, including making on-site presentations, trade advertising, attending industry seminars featuring presentations by SM&A personnel, attending trade shows, demonstrating its software products and authoring articles and other publications about the industry and the Company's methodologies, processes and technologies.

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

Government Contracts

   In 1999, 27.7% (24.8% in 1998) of the Company's revenues resulted from contracts directly with the U.S. Government. Contracts with the U.S. Government are subject to termination, reduction or modification as a result of changes in the U.S. Government's requirements or budgetary restrictions, at the convenience of the U.S. Government, or when we participate as a subcontractor, if the primary contractor is in default. Upon termination of a contract at the convenience of the U.S. Government, the contractor is generally entitled to reimbursement for allowable costs incurred up to the date of termination and a proportionate amount of the stipulated profits or fees attributable to the work actually performed.

Competition

   In each of its markets, SM&A has able competitors, which differ depending upon the characteristics of the customer including its size, geographic location, and computing environment. Many established competitors have greater marketing, technical, and financial resources than the Company, and there can be no assurance that SM&A will be able to continue to compete successfully with existing or new competitors.

 IT Services and Systems Engineering

   The IT services and systems engineering markets are highly competitive and include a large number of highly capable firms in the United States. The market is also highly fragmented. The Company, however, has found increasing opportunities to work with clients who have previously retained SM&A. The Company believes that the principal competitive factors in the professional services market include industry and program knowledge, rapidly deployable skilled personnel, responsiveness, reputation and price.

 Proprietary Software Products

   In the proprietary software products business, the Company competes with other providers of application software and companies offering to develop custom software. Competition also varies by vertical market. Within the telecommunications market, the Company's principal competitors are Information View and TEOCO. The integrated command and control and network operating system markets are highly fragmented and competition varies significantly within these markets depending upon the customers' computing platforms. Competitive factors in all the proprietary software products markets served by the Company include price and performance, technology, functionality, portability, software support, and the level of market acceptance of the competitors' products.

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

   The Company believes that the principal competitive factors in the market for proposal management include reputation, the level of experience and skill of staff professionals, industry expertise, quality of service, responsiveness, and procurement success rate. The need to provide efficient and cost-effective service is of even greater importance where the cost of proposal development is likely to be a larger percentage of the contract amount than with a large program.

Employees

   As of December 31, 1999, the Company had approximately 778 employees. Approximately 93% are information technology and proposal management professionals and 7% are administrative personnel. The Company believes that its success depends significantly upon attracting, retaining and motivating talented, innovative and experienced professionals. For this reason, SM&A is comprised of highly experienced information technology specialists, program managers, engineers and skilled technicians, tested in some of the largest and most complex military, commercial and government programs of the past 30 years. The typical SM&A employee has more than 19 years of applicable experience and a majority of our employees possess advanced degrees in science, engineering or information technology fields.

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

   In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating us and our business and prospects.

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

   There can be no assurance that the anticipated economic, operational and other benefits of our 1998 and 1999 Acquisitions, or any future acquisitions will be realized. We cannot be sure that we will be able to successfully integrate acquired businesses in a timely manner without substantial costs, delays or other operational or financial problems. The difficulties of such integration may initially be increased by our need to integrate personnel with different business backgrounds and corporate cultures. In addition, acquisitions may involve our spending significant funds. Our failure to effectively integrate the acquired companies may adversely affect our ability to bid successfully on certain engagements and otherwise grow our business. Client dissatisfaction or performance problems at a single acquired company could have an adverse effect on our reputation as a whole, and this could result in increased difficulty in marketing services or acquiring companies in the future. In addition, we cannot be certain that the acquired companies will operate profitably or will not otherwise hurt operating results. There are other risks with acquisitions. These include diversion of management attention, potential loss of key clients or personnel, risks associated with unanticipated problems, liabilities or contingencies and risks of entering markets in which we have limited or no direct expertise The occurrence of some or all of the events described in these risks could have a material adverse effect on our business, operating results and financial condition.

We may fail to manage our future growth effectively

   We are currently experiencing significant growth and we intend to pursue further growth as part of our business strategy. Our ability to manage the growth of our operations will require us to continue to improve our operational, financial and other internal systems and to attract, develop, motivate and retain our employees. Our rapid growth has presented and will continue to present numerous operational challenges, such as the assimilation of financial reporting systems and increased pressure on our senior management and will increase the demands on our systems and internal controls. In addition, our success depends in large part upon our ability to attract, develop, motivate and retain highly-skilled professionals and administrative employees. Our growth strategy will require an increase in our personnel, particularly skilled information technology professionals, systems engineers and program managers. Qualified professionals are currently in great demand and there is significant competition for employees with the requisite skills from other major and boutique consulting firms, research firms, government contractors, proposal management or business acquisition departments of major corporations and other professional services firms. There can be no assurance that we will be able to attract and retain the qualified personnel necessary to pursue our growth strategy. There can be no assurance that we will be able to maintain or increase our current rate of growth, effectively manage our expanding operations or achieve planned growth on a timely or profitable basis. To the extent that we are unable to manage our growth effectively and efficiently, our business, financial condition and results of operations could be materially and adversely affected.

Our business depends substantially on the defense industry

   Approximately 54.5% of our revenues were derived from Proposal Management Group services related to government procurement contracts for the fiscal year ended December 31, 1999. In addition, a significant portion of our revenues are derived from contracts or subcontracts with the U.S. Government. For the foreseeable future, we expect that the percentage of revenues attributable to such contracts will continue to be substantial. U.S. Government expenditures for defense products may decline in the future with such reductions having an effect on our clients, or, indirectly, on us. A number of trends may contribute to such a decline, including:

  . large weapon systems being replaced with smaller, more precise high technology systems

  . multiple procurements for similar weapons being consolidated into joint service procurements, such as the Joint Strike Fighter program

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

There are risks associated with government contracting

   We are subject to risks associated with compliance with governmental regulations, both directly and through government-contractor clients. The fines and penalties which could result from noncompliance with appropriate standards and regulations, or a client's suspension or disbarment from the bidding process for future government contracts could have a material adverse effect on our business, operating results and financial condition. We rely for the continuance and expansion of our business on a facility security clearance from the U.S. Government, and individual security clearances, at various levels, for nearly all members of staff. There can be no assurance that necessary security clearances will continue to be made available by the U.S. Government.

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

We rely on a relatively limited number of clients

   We derive a significant portion of revenues from a relatively limited number of clients. For example, our revenues from the ten most significant clients accounted for approximately 80.0%, 76.0%, 90.3%, 98.0% and 92.9% of our total revenues for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Three clients, the U.S. Government, Raytheon Company, and Lockheed Martin Corporation accounted for approximately 64.1%, 57.2% and 33.3% of our total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Raytheon Company is our single largest commercial client, accounting for approximately 20.5%, 15.8% and 10.9% of our total revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

   Clients typically retain our services as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate our engagement at any time without a significant penalty. Moreover, there can be no assurance that our existing clients will continue to engage us for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect our business, financial condition and results of operations. In addition, the level of our services required by an individual client may diminish over the life of our relationship with us, and there can be no assurance that we will be successful in establishing relationships with new clients as this occurs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business--Clients."

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

   We recently entered and seek to achieve significant growth in the IT services systems engineering and proprietary software products markets; however, there can be no assurance that we will be successful in such efforts. The markets for services in these sectors are highly competitive, highly fragmented and subject to rapid change. Such competition is likely to increase in the future. Many of our competitors have greater personnel, financial, technical and marketing resources than us. Such competitors include many larger management consulting firms such as McKinsey & Company, Booz Allen & Hamilton, and Science Applications International Corp., consulting arms of major accounting firms, IT service and solutions firms such as American Management Systems, Answer Think Consulting Group, Diamond Technology Partners, Inc., and CACI International. We also compete with our clients' in-house resources. This source of competition may increase as consolidation of the aerospace and defense industry creates larger organizations. In addition, there can be no assurance that we will be successful in such efforts. In addition, significant further expense for sales and marketing may require us to promote a major expansion of our services in such area. If we are unsuccessful in our efforts to penetrate further the market for such services, or our current 86.5% win rate in the proposal management business drops significantly, our growth prospects could be materially and adversely affected.

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

We rely heavily upon our key employees

   Our success is highly dependent upon the efforts, abilities, business generation capabilities and project execution of our executive officers, in particular those of Steven S. Myers, our Chief Executive Officer and Chairman of the Board, and Michael A. Piraino, our President and Chief Operating Officer. The loss of the services of either of these individuals for any reason could materially and adversely affect our business, operating results and financial condition, including our ability to secure and complete engagements. We currently maintain key-man life insurance policies in the amount of $2.0 million each, for Mr. Myers and Mr. Piraino.

Our quarterly results may fluctuate significantly

   We may experience significant fluctuations in future quarterly operating results due to a number of factors, including the size, timing and duration of client engagements and the timing of software products licensing revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our stock price is subject to significant volatility

   Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and March 30, 2000, the closing sale price has ranged from a low of $4.88 per share to a high of $31.13 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

  .  changes in generally accepted accounting principles

  .  sales of common stock by existing holders

  .  the announcement and market acceptance of proposed acquisitions

Year 2000 issues could affect our business

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations. Thus far, we have had no significant problems related to year 2000 issues associated with the computer systems, software, or other property and equipment currently in use. However, we cannot guarantee that the year 2000 problem will not adversely affect our business, operating results, or financial condition at some point in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

   We cannot be sure that we will be completely successful in our efforts to address the year 2000 issue or that problems arising from the year 2000 issue will not cause a material adverse effect on our operating results or financial condition. We are limited in our efforts to address the year 2000 issue as it relates to third parties and rely solely on the assurances of these third parties as to their year 2000 preparedness.

Our principal shareholder has significant control over SM&A

   Steven S. Myers, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 44.4% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. Such concentration of ownership may have the effect of delaying or preventing a change in control of SM&A and may adversely affect the voting or other rights of other holders of common stock. Our board of directors is currently comprised entirely of individuals supported by Mr. Myers.

ITEM 2--Properties

Facilities

   The Company occupies its principal executive and Proposal Management Group offices adjacent to the Orange County (John Wayne) Airport in Newport Beach, California. The Company has approximately 19,500 square feet of office space in this location.

   As of December 31, 1999, the Company's other primary offices included an approximately 96,000 square foot facility in Vienna, Virginia and an approximately 48,200 square foot facility in Colorado Springs, Colorado. The Company maintains four additional offices, each consisting of 12,000 square feet or less, throughout the Unites States, in Albuquerque, New Mexico; Largo, Maryland; Sierra Vista, Arizona, and Rome, New York. The Company is actively attempting to sublease its excess facility space.

   The Company leases all of its facilities, several of which maintain a top secret clearance rating.

ITEM 3--Legal Proceedings

Legal Proceedings

   The Company is involved in routine litigation incidental to the conduct of its business. There are currently no material pending litigation proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4--Submission of Matters to a Vote of Security Holders

   Not applicable.

                                    PART II

ITEM 5--Market for the Registrant's Common Stock and Related Stockholder
Matters

 Price Range Of Common Stock

   The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "WINS" since January 29, 1998. The following table sets forth for the quarters indicated the high and low closing sale prices as reported on the Nasdaq National Market.

                                                   1999              1998
                                             ----------------- -----------------
                                               High      Low    High      Low
                                             --------- ------- ------- ---------
   First Quarter............................ $18 3/4   $9      $17 3/4 $10 11/16
   Second Quarter...........................  10 3/4    6 1/16  21      17 1/4
   Third Quarter............................   8 7/8    7 3/8   31 1/8  17 1/4
   Fourth Quarter...........................   7 15/16  4 7/8   19       8 3/4

   At March 20, 2000, there were approximately 133 registered holders of the Company's outstanding shares of Common Stock and on March 20, 2000 the closing sale price of the Common Stock on the Nasdaq National Market was $5.06 per share.

Dividends

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

Recent Sales of Unregistered Securities

   On May 29, 1998, the Company acquired SAC. In connection with such acquisition and in exchange for all of the issued and outstanding SAC common stock and options, the Company issued an aggregate of 819,743 shares of its common stock and 175,906 options to purchase its common stock to the shareholders and option holders of SAC, respectively, consisting mainly of SAC employees, executives and directors. The exchange involved 35 or fewer persons not established to the reasonable satisfaction of the Company as "accredited investors" under Rule 501(a) of the Securities Act of 1933, as amended (the "Act"), and was consummated in reliance upon Section 4(2) of the Act, and the rules and regulations thereunder. Pursuant to Rule 506(b), all investors were either accredited investors, reasonably believed by the Company to have such knowledge and experience in financial and business matters that such investor was capable of evaluating the merits and risks of the investment, or retained a purchaser representative not affiliated with the Company in connection with the transaction.

   On August 20, 1998, the Company acquired DSA. In connection with such acquisition and in exchange for all of the issued and outstanding DSA common stock, the Company issued an aggregate of 714,839 shares of its common stock and $14,035,419 cash to the shareholders of DSA, consisting mainly of DSA employees, executives and directors. The exchange involved 35 or fewer persons not established to the reasonable satisfaction of the Company as "accredited investors" under Rule 501(a) of the Act and was consummated in reliance upon
Section 4(2) of the Act, and the rules and regulations thereunder. Pursuant to Rule 506(a), all investors were either accredited investors, reasonably believed by the Company to have such knowledge and experience in financial and business matters that such investor was capable of evaluating the merits and risks of the investment, or retained a purchaser representative not affiliated with the Company in connection with the transaction.

   The shareholders of common stock issued in the SAC and DSA acquisitions had demand registration rights. Substantially all of the shareholders exercised such demand rights on February 1, 1999 and on April 29, 1999, the Company filed a registration statement with the SEC on Form S-3 to register these common shares (such registration statement was amended on May 13, 1999).

ITEM 6--Selected Financial Data

   The statement of operations data for the years ended December 31, 1999, 1998, and 1997, and the balance sheet data as of December 1999 and 1998, have been derived from the Company's audited Consolidated Financial Statements and Notes thereto. The balance sheet data as of December 31, 1997, 1996, and 1995 and the statement of operations data for the fiscal years ended December 31, 1996 and 1995 have been derived from the Company's audited financial statements, which statements are not included herein. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                        Fiscal Years Ended December 31,
                                    ---------------------------------------------
                                      1999(1)  1998(1)   1997     1996     1995
                                    --------  -------   -------  -------  -------
                                     (in thousands, except per share data)
Statements of Operations Data:
Net revenues......................  $106,743  $68,449   $36,962  $25,699  $20,777
Cost of revenues..................    65,087   40,483    20,529   14,512   12,313
                                    --------  -------   -------  -------  -------
  Gross margin....................    41,656   27,966    16,433   11,187    8,464
Selling, general and
 administrative expenses (2)......    26,511   13,756     8,184    8,274    5,851
Software development costs........     6,206      --        --       --       --
Amortization of goodwill and other
 intangibles......................     1,498      770       --       --       --
Cancelled secondary offering
 costs............................       --       361       --       --       --
                                    --------  -------   -------  -------  -------
  Operating income................     7,441   13,079     8,249    2,913    2,613
Other income (expense)............      (702)   1,520      (292)     136        7
                                    --------  -------   -------  -------  -------
  Income before income taxes......     6,739   14,599     7,957    3,049    2,620
Income tax expense (3)............     2,729    6,072     3,183    1,219    1,048
                                    --------  -------   -------  -------  -------
Income or pro forma income from
 continuing Operations                 4,010    8,527     4,774    1,830    1,572
Loss from operations of
 discontinued business, net of
 income tax benefit of $137(4)....       --      (208)      --       --       --
Loss from disposal of discontinued
 business, net of income tax
 benefit of $390(4)...............       --      (607)      --       --       --
                                    --------  -------   -------  -------  -------
  Net income or pro forma net
   income.........................  $  4,010  $ 7,712   $ 4,774  $ 1,830  $ 1,572
                                    ========  =======   =======  =======  =======
Income or pro forma income per
 share from continuing
 operations(5):
  Basic...........................  $    .25  $   .55   $   .37  $   .12  $   .11
  Diluted.........................  $    .24  $   .53   $   .37  $   .12  $   .11
                                    ========  =======   =======  =======  =======
Loss per share from discontinued
 operations(5):
  Basic...........................       --   $  (.05)      --       --       --
  Diluted.........................       --   $  (.05)      --       --       --
                                    ========  =======   =======  =======  =======
Net income or pro forma net income
 per share(5):
  Basic...........................  $    .25  $   .50   $   .37  $   .12  $   .11
  Diluted.........................  $    .24  $   .48   $   .37  $   .12  $   .11
                                    ========  =======   =======  =======  =======
Weighted average shares
 outstanding(5):
  Basic...........................    16,257   15,645    12,948   14,893   14,893
  Diluted.........................    16,431   15,984    12,948   14,893   14,893
                                    ========  =======   =======  =======  =======
Balance Sheet Data:
Cash and cash equivalents.........  $  1,226  $   454   $   150  $ 1,927  $   269
Working capital...................    22,224   15,979       101     (279)     794
Total assets......................    96,842   66,324     5,331   11,820    3,034
Long-term debt, including current
 portion(6)(7)....................    29,017      --      7,729    6,250      605
Shareholders' equity
 (deficit)(6).....................    50,456   55,329    (6,328)     755      668

Footnotes
(1) The statements of income and balance sheet data include the results of operations and acquired net assets of the Company and Space Applications Corporation beginning May 15, 1998, Decision Science Applications beginning August 1, 1998, Systems Information Solutions, Inc. beginning March 1, 1999, and Kapos Associates Inc. beginning September 1, 1999.

(2) Selling, general and administrative expenses for fiscal 1997, 1996 and 1995 reflect pro forma adjustments for compensation for the principal executive officers (which have historically been included in SG&A expenses) who are to be paid a maximum of $2.7 million in salaries and bonuses for 1998 under the Executive Compensation Program. For additional pro forma statement of operations data for 1997 and 1996 see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Amounts reflect pro forma adjustments for provisions for federal and state income taxes as if the Company had been taxed as a C corporation at an assumed statutory rate of approximately 40% for years prior to 1998.

(4) Loss from operations on discontinued business and loss from disposal of discontinued business were computed as explained in Note 5 to the Consolidated Financial Statements.

(5) Net income or pro forma net income (loss) per share was computed as explained in Note 1 to the Consolidated Financial Statements.

(6) In 1999, the Company purchased 1,204,000 of its common shares for approximately $9.3 million in cash using funds borrowed under the Company's currently existing bank facility. In January 1998, the Company sold 2,100,000 shares of Common Stock in the IPO for net proceeds of approximately $22.4 million and repaid all of the Company's then existing indebtedness of $7.4 million. In January 1997, the Company repurchased 1,995,125 shares of Common Stock from certain of its existing shareholders for approximately $5.9 million using borrowings under its then existing bank facility

(7) In April 1996, the Company purchased an aircraft for $5.8 million and financed the purchase through a bank. In January 1997, the Company sold the aircraft to a company which is owned by Steven S. Myers, the Company's principal shareholder. See footnotes to the "Consolidated Financial Statements."

ITEM 7--Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Quarterly Results of Operations (Unaudited)

   The following table presents unaudited quarterly consolidated financial information for each of the Company's last eight fiscal quarters. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K and includes all adjustments necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have in the past been subject to fluctuations, and thus, the operating results for any quarter are not necessarily indicative of results for any future period.

                                      1999(1)                           1998
                          -------------------------------- ---------------------------------
                           12/31    9/30    6/30    3/31    12/31    9/30     6/30    3/31
                          -------  ------- ------- ------- -------  -------  ------- -------
                                       (in thousands, except per share data)
Net revenues............  $28,089  $26,813 $26,527 $25,314 $24,560  $20,546  $12,684 $10,659
Cost of revenues........   18,380   16,756  15,539  14,412  15,458   12,077    6,960   5,988
                          -------  ------- ------- ------- -------  -------  ------- -------
 Gross margin...........    9,709   10,057  10,988  10,902   9,102    8,469    5,724   4,671
Selling, general and
 administrative
 expenses...............    8,572    6,588   5,852   5,499   4,000    5,343    2,667   1,746
Amortization of goodwill
 and other intangibles..      441      427     285     345     382      302       86     --
Software development
 costs..................    2,405    1,660     973   1,168     --       --       --      --
Cancelled secondary
 offering costs.........      --       --      --      --      361      --       --      --
                          -------  ------- ------- ------- -------  -------  ------- -------
 Operating income
  (loss)................   (1,709)   1,382   3,878   3,890   4,359    2,824    2,971   2,925
                          -------  ------- ------- ------- -------  -------  ------- -------
 Income (loss) or pro
  forma income from
  continuing
  operations............   (1,257)     735   2,202   2,330   2,652    1,699    2,427   1,749
Discontinued operations:
 Income (loss) from
  operations of
  discontinued business,
  net...................      --       --      --      --     (151)     (86)      29     --
 Loss from disposal of
  discontinued business,
  net...................      --       --      --      --     (607)     --       --      --
                          -------  ------- ------- ------- -------  -------  ------- -------
Net income or pro forma
 net income (loss)......  $(1,257) $   735 $ 2,202 $ 2,330 $ 1,894  $ 1,613  $ 2,456 $ 1,749
                          =======  ======= ======= ======= =======  =======  ======= =======
Income or pro forma
 income per share from
 Continuing Operations:
 Basic..................  $  (.08) $   .05 $   .14 $   .14 $   .16  $   .10  $   .16 $   .12
 Diluted................  $  (.08) $   .04 $   .14 $   .14 $   .16  $   .10  $   .16 $   .12
                          =======  ======= ======= ======= =======  =======  ======= =======
Loss per share from
 discontinued
 Operations:
 Basic..................       --       --      --      -- $  (.05) $    --  $    -- $    --
 Diluted................       --       --      --      -- $  (.05) $    --  $    -- $    --
                          =======  ======= ======= ======= =======  =======  ======= =======
Net income or pro forma
 net income per share:
 Basic..................  $  (.08) $   .05 $   .14 $   .14 $   .11  $   .10  $   .16 $   .12
 Diluted................  $  (.08) $   .04 $   .14 $   .14 $   .11  $   .10  $   .16 $   .12
                          =======  ======= ======= ======= =======  =======  ======= =======
Weighted average common
 shares outstanding:
 Basic..................   16,093   16,307  16,090  16,515  16,535   16,371   15,297  14,347
 Diluted................   16,190   16,371  16,247  16,927  16,780   16,794   15,630  14,431
                          =======  ======= ======= ======= =======  =======  ======= =======

-------
(1) As restated for periods ended September 30, June 30 and March 31, 1999. Capitalized software development costs were expensed in the quarters incurred. See table below for summary of restated quarters.

                             Three Months Ended        Three Months Ended        Three Months Ended
                               March 31, 1999             June 30, 1999          September 30, 1999
                          ------------------------- ------------------------- -------------------------
                          As Previously             As Previously             As Previously
                            Reported    As Restated   Reported    As Restated   Reported    As Restated
                          ------------- ----------- ------------- ----------- ------------- -----------
Net revenues............     $25,314      $25,314      $26,927      $26,527      $27,183      $26,813
Cost of revenues........      14,737       14,430       15,665       15,539       17,027       16,756
                             -------      -------      -------      -------      -------      -------
 Gross margin...........      10,577       10,884       11,262       10,988       10,156       10,057
Selling, general &
 administrative
 expenses...............       5,223        5,481        5,630        5,852        6,182        6,588
Amortization of goodwill
 and other intangibles..         345          345          285          285          322          427
Software development
 costs..................         --         1,168          --           973          --         1,660
                             -------      -------      -------      -------      -------      -------
                               5,568        6,994        5,915        7,110        6,504        8,675
                             -------      -------      -------      -------      -------      -------
 Operating income ......       5,009        3,890        5,347        3,878        3,652        1,382
Other income (expense)..          39           39         (129)        (129)        (154)        (154)
                             -------      -------      -------      -------      -------      -------
 Profit before taxes....       5,048        3,929        5,218        3,749        3,498        1,228
Income tax expense .....       2,069        1,599        2,164        1,547        1,447          493
                             -------      -------      -------      -------      -------      -------
Net income..............     $ 2,979      $ 2,330      $ 3,054      $ 2,202      $ 2,051      $   735
                             =======      =======      =======      =======      =======      =======
Net income per share:
 Basic..................     $  0.18      $  0.14      $  0.19      $  0.14      $  0.13      $  0.05
 Diluted................     $  0.18      $  0.14      $  0.19      $  0.14      $  0.13      $  0.04
                             =======      =======      =======      =======      =======      =======
Weighted average common
 shares outstanding:
 Basic..................      16,515       16,515       16,090       16,090       16,307       16,307
 Diluted................      16,927       16,927       16,247       16,247       16,371       16,371

Certain amounts in prior quarters have been reclassified to conform to current presentation.

                             RESULTS OF OPERATIONS

   The following table sets forth certain historical operating results as a percentage of net revenues for 1999 and 1998, and certain supplemental pro forma operating results as a percentage of net revenues for 1997.

                                                              Years Ended
                                                             December 31,
                                                           --------------------
                                                            1999  1998    1997
                                                           -----  -----   -----
Net revenues.............................................. 100.0% 100.0%  100.0%
Cost of revenues..........................................  61.0%  59.1%   55.5%
                                                           -----  -----   -----
 Gross margin.............................................  39.0%  40.9%   44.5%
Selling, general and administrative expenses..............  32.0%  21.8%   22.2%
                                                           -----  -----   -----
Operating income..........................................   7.0%  19.1%   22.3%
Income from continuing operations.........................   3.8%  12.5%   12.9%
Loss from discontinued operations.........................   --    (1.2%)   --
                                                           -----  -----   -----
Net income................................................   3.8%  11.3%   12.9%
                                                           =====  =====   =====

Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended December 31, 1998

   Net Revenues. Net revenues increased $38.3 million, or 55.9% to $106.7 million for fiscal 1999 compared to $68.4 million for fiscal 1998. The increase resulted primarily from a combination of acquisitions (SIS and KAI contributed 1999 revenue of $3.9 million and $1.8 million, respectively) and internal revenue growth. The internal revenue growth rate, which excludes revenue from the first twelve months after the closing date for each acquisition, was approximately 18%. Factors contributing to our internal growth rate include: (i) increased demand in the information technology and high-end contract support services market; (ii) increased billing rates resulting from an increase in associates' wages; and (iii) sales of internally developed software products.

   Gross Margin. Gross margin increased $13.7 million, or 48.9%, to $41.7 million, for fiscal 1999 as compared to $28.0 million for fiscal 1998. As a percentage of net revenues, gross margin decreased to 39.0% compared to 40.9% for the prior year period. The decrease in gross margin as a percentage of revenues was attributed to an increase in compensation and benefits to direct employees and a reduction in PMG's contribution as a percentage of total revenues.

   Selling, General and Administrative Expenses, Software Development Costs and Amortization of Goodwill and Other Intangibles. Selling, general and administrative expenses increased $19.3 million, or 129.5%, to $34.2 million for fiscal 1999, as compared to $14.9 million for fiscal 1998. As a percentage of revenues, selling, general and administrative expenses increased to 32.1% for fiscal 1999, as compared to 21.7% for the prior year period. This increase was the result of increases in administrative costs related to the increase in number of personnel as well as facility expenses attributable to the Company's new office facilities in Vienna, Virginia and Colorado Springs, Colorado. In 1999, the Company expensed $6.2 million of development costs for software products being sold or to be sold to commercial customers and recognized
$1.4 million in costs related to reorganization expenses, related severance payments and legal fees, and costs to construct the customer care center. Amortization of goodwill and other intangibles increased from $0.8 million in 1998 to $1.5 million in 1999 reflecting a full year of amortization related to the goodwill and intangibles recorded in conjunction with the SAC and DSA acquisitions in 1998.

   Operating Income. Operating income was $7.4 million for 1999 compared to $13.1 million for 1998, a decrease of $5.7 million. As a percentage of net revenues, operating income decreased to 7.0% for 1999 from 19.1% the prior year, which is attributed to the increase in software development expense, discussed above.

   Other Income (Expense). Other expense, net was $0.7 million for 1999 compared to other income, net of $1.5 million for 1998. The net expense in 1999 results from higher interest expense of $0.9 million based on increased bank borrowings and net other income in 1998 was due to a gain of approximately $0.8 million on the sale of an aircraft and a higher level of interest income earned on proceeds from the initial public offering, which were invested in short-term marketable securities.

   Income From Continuing Operations. Income from continuing operations was $4.0 million for 1999 compared to $8.5 million for 1998, a decrease of $4.5 million or 52.9%.

   Net Income. Net income was $4.0 million for 1999 compared to $7.7 million for 1998, a decrease of $3.7 million or 48.1%.

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

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.7 million, or 81.7%, to $14.9 million for fiscal 1998, as compared to $8.2 million for fiscal 1997. As a percentage of revenues, selling, general and administrative expenses decreased to 21.8% for fiscal 1998, as compared to 22.2% for the prior year period. This decrease was the result of lower compensation for the executive group offset by an increase in administrative costs and facility expenses related to the operations of SAC and DSA.

   Operating Income. Operating income was $13.1 million for 1998 compared to $8.2 million for 1997, an increase of $4.9 million or 59.8%. As a percentage of net revenues, operating income decreased to 19.1% for 1998 from 22.3% the prior year.

   Other Income (Expense). Other income, net was $1.5 million for 1998 compared to a net expense of $.3 million for 1997. This decrease in expense was attributed to lower interest expense in the current year based on lower bank borrowings, net other income related to a gain of approximately $0.8 million on the sale of aircraft and interest income earned in the current year on proceeds from the initial public offering, which were invested in short-term marketable securities.

   Income From Continuing Operations. Income from continuing operations was $8.5 million for 1998 compared to $4.8 million for 1997, an increase of $3.7 million or 77.1%.

   Net Income. Net income was $7.7 million for 1998 compared to $4.8 million for 1997, an increase of $2.9 million or 60.4%.

                        LIQUIDITY AND CAPITAL RESOURCES

   For the year ended December 31, 1999, the Company's net cash used by operating activities was $9.8 million, compared to cash flows provided by operating activities of $2.5 million for the prior year. This change was mainly due to increases in accounts receivable days sales outstanding to 100 days and software development expenses of $6.2 million in 1999.

   Net cash used in investing activities was $9.5 million for the year ended December 31, 1999, compared to $14.5 million for the prior year. The Company's primary use of funds on investing activities during 1998 was the acquisition of SIS and KAI, and purchases of property and equipment.

   Net cash provided by financing activities was $20.1 million for the year ended December 31, 1999, compared to net cash used of $12.3 million for the prior year. Financing activities provided funds of $22.4 million to the Company in 1998 as a result of the initial public offering. The primary source of cash in 1999 was net borrowings of $29.0 million of bank debt as compared to net repayments of $9.2 million for 1998. In 1999, repurchases of common stock totaled $9.3 million as compared to $0.1 million in 1998.

   The Company previously completed the acquisition of all the outstanding common shares of SIS in March, 1999. The definitive agreement obligates the Company to make an earnout payment contingent upon the achievement of certain operating results. The earnout is payable in cash and is due in April, 2000. The Company believes that the final earnout payment, as adjusted, should range between $6.0 and $7.2 million. An estimate of $6.0 million was recorded in goodwill and accrued earnout payable as of December 31, 1999. The Company expects to pay such earnout payment from existing cash and cash equivalents, cash flow from operations and available borrowings under the credit agreement.

   The definitive agreements with KAI and S3I obligate the Company to make earnout payments contingent upon the achievement of certain operating results. The earnouts are payable in cash and are due within the next eighteen months. The Company believes that the final earnout payments, as adjusted, should range between $3.0 and $4.0 million. The Company expects to pay such earnout payments from existing cash and cash equivalents, cash flow from operations and available borrowings under the credit agreement.

   The Company believes that funds generated by operations will provide adequate cash to fund its anticipated operating cash needs for at least the next twelve months. The Company has a $50.0 million revolving line of credit facility with a bank. The revolving line of the credit will be used, as considered necessary, for operating cash and for future acquisitions. As of December 31, 1999, the Company had borrowings of $29.0 million outstanding under the credit agreement.

                                   YEAR 2000

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations. We rely on numerous computer systems for day-to-day operations and may be adversely affected by the Year 2000 situation. Our costs in connection with Year 2000 remediation and preparations totaled approximately $0.2 million, with substantially all of such costs occurring in 1999.

   Substantially all of our clients are similarly dependent on computer systems and they also may be adversely affected by the Year 2000 situation. Although neither we nor any client known to us have experienced any material Year 2000 problems to date, some experts have warned of the possibility of lingering Year 2000 problems that may not become apparent until later in the Year 2000 or beyond. We continue to believe that the Year 2000 problem will not pose significant operational problems for our business and operations on a going forward basis.

                 RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137. SFAS 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

ITEM 7A

   The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates in their financial statements. The Company's exposure to interest rate changes is primarily related to its variable rate debt based on fluctuations in the Bank's Prime rate or LIBOR. To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming a hypothetical 100 basis point increase in interest rates in the first quarter of fiscal year 2000. This analysis indicates that such market movements would reduce fiscal 2000 net income, based on the December 1999 debt balance, by approximately $0.3 million. Actual gains and losses in the future may differ materially from this hypothetical amount based on changes in the timing and amount of interest rate movements and the Company's actual debt balances.

ITEM 8--Consolidated Financial Statements and Supplemental Data

   The Consolidated Financial Statements of the Company are annexed to the report as pages F-1 through F-21. An index to such materials appears on page F-1.

ITEM 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not Applicable.

                                   PART III

ITEM 10--Directors and Executive Officers of the Registrant

   The information required by this item is incorporated herein by this reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 2000 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11--Executive Compensation

   The information required by this item is incorporated herein by this reference to the section entitled "Executive Compensation" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 2000 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12--Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated herein by this reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 2000 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13--Certain Relationships and Related Transactions

   The information required by this item is incorporated herein by this reference to the section entitled "Executive Compensation--Certain Transactions" in the Company's definitive Proxy Statement prepared pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the Company's 2000 Annual Meeting of Shareholders involving, among other things, the election of directors. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 14--Exhibits, Financial Statements and Reports on Form 8-K

  (a)(1). Consolidated Financial Statements (included in Part II of this Annual Report on Form 10-K).

    Independent Auditor's Report

    Consolidated Balance Sheets at December 31, 1999 and 1998

    Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 1999, 1998 and 1997

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

    Notes to Consolidated Financial Statements

   (a)(2). Financial Statement Schedules (included in Part II of this Annual Report on Form 10-K).

    Schedule II--Valuation and Qualifying Accounts for the Years Ended December 31, 1999, 1998 and 1997.

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

   (a)(3). Exhibits (see Exhibit Index)

   (b). Reports on Form 8-K.

    No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended December 31, 1999.

                                     INDEX

Independent Auditors' Report.............................................  F-2
Consolidated Balance Sheets at December 31, 1999 and 1998................  F-3
Consolidated Statements of Income for the Years Ended December 31, 1999,
 1998 and 1997...........................................................  F-4
Consolidated Statements of Shareholders' Equity (Deficiency) for the
 Years Ended December 31, 1999, 1998 and 1997............................  F-6
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1999, 1998 and 1997.....................................................  F-7
Notes to Consolidated Financial Statements...............................  F-9
Schedule II--Valuation and Qualifying Accounts for the Years Ended
 December 31, 1999, 1998 and 1997........................................ F-21

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
SM&A Corporation and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of SM&A Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SM&A Corporation and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP
Orange County, California
March 13, 2000

                       SM&A CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                       (in thousands, except share data)

                                                                 1999    1998
                                                                ------- -------
                            ASSETS
                            ------

Current assets:
  Cash and cash equivalents.................................... $ 1,226 $   454
  Accounts receivable, net of allowance of $935 and $643,
   respectively................................................  22,676  15,326
  Costs and estimated earnings in excess of billings on
   contracts in progress.......................................   7,851   7,545
  Prepaid income taxes.........................................   4,665   2,085
  Prepaid expenses and other assets............................     440     559
  Deferred income taxes........................................   1,466     --
                                                                ------- -------
    Total current assets.......................................  38,324  25,969
Property and equipment, net....................................   5,636   2,390
Notes receivable--affiliates...................................   1,744   2,832
Other assets...................................................   2,360   3,346
Goodwill.......................................................  48,778  31,787
                                                                ------- -------
                                                                $96,842 $66,324
                                                                ======= =======
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Trade accounts payable....................................... $ 3,475 $ 2,496
  Accrued compensation and payroll taxes.......................   6,093   6,585
  Accrued earnout payable......................................   6,000     --
  Deferred income taxes........................................     269     265
  Other liabilities............................................     263     644
                                                                ------- -------
    Total current liabilities..................................  16,100   9,990
Deferred income taxes..........................................     399     725
Other liabilities..............................................     870     280
Long-term debt.................................................  29,017     --
                                                                ------- -------
    Total liabilities..........................................  46,386  10,995


Commitments and contingencies


Shareholders' equity:
  Common stock, no par value; Authorized 50,000,000 shares.
   Shares issued and outstanding 16,109,000 and 16,522,000,
   respectively................................................     161     165
  Additional paid-in capital...................................  45,285  54,164
  Retained earnings............................................   5,010   1,000
                                                                ------- -------
    Total shareholders' equity.................................  50,456  55,329
                                                                ------- -------
                                                                $96,842 $66,324
                                                                ======= =======

          See accompanying notes to consolidated financial statements.

                       SM&A CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1999, 1998 and 1997
                     (in thousands, except per share data)

                                                      1999     1998     1997
                                                    --------  -------  -------
Net revenues....................................... $106,743  $68,449  $36,962
Cost of revenues...................................   65,087   40,483   20,529
                                                    --------  -------  -------
    Gross margin...................................   41,656   27,966   16,433
Selling, general and administrative expenses.......   26,511   13,756    7,177
Software development costs.........................    6,206      --       --
Amortization of goodwill and other intangibles.....    1,498      770      --
Cancelled secondary offering costs.................      --       361      --
                                                    --------  -------  -------
    Operating income...............................    7,441   13,079    9,256
Other income (expense):
  Interest expense.................................   (1,053)    (148)    (505)
  Other, net.......................................      351    1,668      213
                                                    --------  -------  -------
    Income before income taxes.....................    6,739   14,599    8,964
Income tax expense.................................    2,729    6,072      147
                                                    --------  -------  -------
    Income from continuing operations..............    4,010    8,527    8,817
Discontinued operations:
  Loss from operations of discontinued business,
   net of income tax benefit of $137...............      --      (208)     --
  Loss from disposal of discontinued business, net
   of income tax benefit of $390...................      --      (607)     --
                                                    --------  -------  -------
Net income......................................... $  4,010  $ 7,712  $ 8,817
                                                    ========  =======  =======
Income per share from continuing operations:
  Basic............................................ $    .25  $   .55        *
  Diluted.......................................... $    .24  $   .53        *
                                                    ========  =======  =======
Loss from discontinued operations:
  Basic............................................ $    --   $  (.05)       *
  Diluted.......................................... $    --   $  (.05)       *
                                                    ========  =======  =======
Net income per share:
  Basic............................................ $    .25  $   .50        *
  Diluted.......................................... $    .24  $   .48        *
                                                    ========  =======  =======
Weighted average shares outstanding:
  Basic............................................   16,257   15,645        *
  Diluted..........................................   16,431   15,984        *
                                                    ========  =======  =======

--------
* See Pro Forma Supplemental Data on next page.

          See accompanying notes to consolidated financial statements.

                       SM&A CORPORATION AND SUBSIDIARIES

                     (in thousands, except per share data)

                                                                       1997
                                                                      -------
   Pro Forma Supplemental Data (Unaudited):
     Historical income before income taxes........................... $ 8,964
     Pro forma adjustment to selling, general and administrative expenses.......................................................  (1,007)
                                                                      -------
     Pro forma income before income taxes............................   7,957
     Pro forma income tax expense....................................   3,183
                                                                      -------
     Pro forma net income............................................ $ 4,774
                                                                      =======

   The pro forma adjustments for the year ended December 31, 1997 include the elimination of compensation for the principal executive officers (which have historically been included in selling, general and administrative expenses) who are to be paid a maximum of $2.7 million in salaries and bonuses under the 1998 Executive Compensation Program and adjustments for federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation.

                                                                          1997
                                                                         ------
   Pro Forma net income per share:
     Basic.............................................................. $  .37
     Diluted............................................................ $  .37
                                                                         ======
   Weighted average shares outstanding:
     Basic.............................................................. 12,948
     Diluted............................................................ 12,948
                                                                         ======


         See accompanying notes to consolidated financial statements.

                       SM&A CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                        December 31, 1999, 1998 and 1997
                       (in thousands, except share data)

                            Common Stock                   Stock                   Retained       Total
                         ------------------- Additional subscription               earnings   shareholders'
                           Shares             paid-in       note      Due from   (accumulated     equity
                         outstanding  Amount  capital    receivable  shareholder   deficit)    (deficiency)
                         -----------  ------ ---------- ------------ ----------- ------------ -------------
Balances at
 December 31, 1996...... 14,895,000    $  5   $   316       $(51)       $(632)     $ 1,117       $   755
Net income..............        --      --        --         --           --         8,817         8,817
Collection of stock
 subscription
 receivable.............        --      --        --          51          --           --             51
Note due from
 shareholder............        --      --        --         --           (47)         --            (47)
Dividends declared......        --      --        --         --           --       (10,041)      (10,041)
Repurchase and
 retirement of common
 stock.................. (1,995,000)    --        --         --           --        (5,863)       (5,863)
                         ----------    ----   -------       ----        -----      -------       -------
Balances at
 December 31, 1997...... 12,900,000       5       316        --          (679)      (5,970)       (6,328)
Net income..............        --      --        --         --           --         7,712         7,712
Collection of
 shareholder note.......        --      --        --         --           679          --            679
Issuance of common
 shares in initial
 public offering........  2,100,000     145    22,276        --           --           --         22,421
Issuance of common
 shares in connection
 with acquisitions......  1,535,000      15    31,717        --           --           --         31,732
Dividends declared......        --      --        --         --           --          (717)         (711)
Repurchase and
 retirement of common
 stock..................   (13,000)              (145)       --           --           (31)         (176)
                         ----------    ----   -------       ----        -----      -------       -------
Balances at
 December 31, 1998...... 16,522,000     165    54,164        --           --         1,000        55,329
Net income..............        --      --        --         --           --         4,010         4,010
Repurchase and
 retirement of common
 stock.................. (1,204,000)    (12)   (9,330)       --           --           --         (9,342)
Shares issued upon
 exercise of options....     77,000       1       458        --           --           --            459
Issuance of common
 shares in connection
 with 1998 acquisition..    714,000       7       (7)        --           --           --            --
                         ----------    ----   -------       ----        -----      -------       -------
Balances at
 December 31, 1999...... 16,109,000    $161   $45,285       $--          $--       $ 5,010       $50,456
                         ==========    ====   =======       ====        =====      =======       =======

          See accompanying notes to consolidated financial statements.

                       SM&A CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                    1999      1998      1997
                                                   -------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................... $ 4,010  $  7,712   $ 8,817
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for doubtful accounts...............      82        18       (27)
    Depreciation and amortization.................   2,260     1,432       139
    Deferred income taxes.........................  (1,788)      588       --
    Gain on sale of property and equipment........      (5)     (772)     (137)
    Changes in assets and liabilities, net of
     effect of acquisitions:
      Accounts receivable, net....................  (7,953)   (1,249)     (581)
      Costs and estimated earnings in excess of
       billings...................................  (2,708)   (1,873)      --
      Prepaid expenses and other assets...........    (778)      644      (171)
      Trade accounts payable......................     877      (956)      (34)
      Accrued compensation and payroll taxes......    (957)   (1,650)   (1,003)
      Income taxes payable........................  (2,589)     (603)      --
      Other liabilities...........................    (296)     (776)      152
                                                   -------  --------  --------
        Net cash (used in) provided by operating
         activities...............................  (9,845)    2,515     7,155
                                                   -------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired..............  (6,198)  (12,181)      --
  Additional consideration on prior year
   acquisition....................................    (716)      --        --
  Payment on stock options in acquisition.........     --     (2,449)      --
  Payment on note receivable from affiliate.......     --         92       --
  Proceeds from sale of minority interest in
   investment.....................................     --        200       --
  Purchases of property and equipment.............  (4,134)     (401)     (140)
  Repayments from (advances to) shareholder.......   1,088       679       (47)
  Other...........................................     445      (445)      --
                                                   -------  --------  --------
        Net cash used in investing activities.....  (9,515)  (14,505)     (187)
                                                   -------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock..........     457    22,421       --
  Borrowings under long-term credit facility......  30,050     7,553    27,336
  Repayments under long-term credit facility......  (1,033)  (16,793)  (20,228)
  Distributions to shareholders...................     --       (711)  (10,041)
  Repurchase of common stock......................  (9,342)     (176)   (5,863)
  Decrease in stock subscription note receivable..     --        --         51
                                                   -------  --------  --------
        Net cash provided by (used in) financing
         activities...............................  20,132    12,294    (8,745)
                                                   -------  --------  --------
        Net increase (decrease) in cash and cash
         equivalents..............................     772       304    (1,777)
  Cash and cash equivalents at beginning of year..     454       150     1,927
                                                   -------  --------  --------
  Cash and cash equivalents at end of year........ $ 1,226  $    454  $    150
                                                   =======  ========  ========
SUPPLEMENTAL INFORMATION--CASH PAID FOR:
  Interest........................................ $   936  $    232  $    505
                                                   =======  ========  ========
  Income taxes.................................... $ 7,051  $  5,552  $    100
                                                   =======  ========  ========

                       SM&A CORPORATION AND SUBSIDIARIES

                                (in thousands)

Supplemental schedule of noncash investing activities:

   In September 1998, the Company sold its approximate 37% ownership interest in Savant Corporation to an affiliated company. Payment included a $1.8 million note guaranteed by a principal shareholder.

   In June 1998, the Company sold an aircraft to an affiliated company. Payment included a note for $880,000.

   In January 1997, the Company sold an aircraft to an affiliated company. Payment included a note in the amount of $5.6 million.

   In December 1999, the Company accrued $6.0 million to satisfy an amount obligation related the acquisition of SIS.

   Detail of businesses acquired in purchase transactions (in thousands):

                                                                  1999    1998
                                                                 ------  -------
      Total consideration....................................... $5,636  $45,767
      Less stock consideration issued in acquisitions...........    --   (31,732)
                                                                 ------  -------
      Cash consideration paid for acquisitions..................  5,636   14,035
      Plus acquisition expenses.................................    661    1,215
      Less cash acquired in acquisitions........................    (99)  (3,069)
                                                                 ------  -------
        Cash paid for acquisitions, net of cash acquired........ $6,198  $12,181
                                                                 ======  =======



         See accompanying notes to consolidated financial statements.

                       SM&A CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1999, 1998, and 1997

Note 1. Description of Business and Summary of Significant Accounting Policies

 Description of Business

   The Company's primary business is providing information technology solutions for complex problems. In January 1998, the Company completed an initial public offering ("IPO") of Common Stock. In May 1998 the Company acquired Space Applications Corporation ("SAC"). SAC provides information technology, systems engineering, scientific research, program management support and technical services to the military, civilian space programs, the intelligence community, and the armed services. In August 1998, the Company acquired Decision-Science Applications, Inc. ("DSA"). DSA provides information technology, system engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. The acquisitions of SAC and DSA are collectively referred to as the "1998 Acquisitions." In November 1998, DSA changed its name to SM&A Corporation (East), and in December 1998, SAC merged into SM&A Corporation (East).

   In March 1999, the Company acquired Systems Integration Software, Inc. ("SIS"). SIS provides systems engineering, information systems development, scientific research and program management support to the U.S. Government, primarily the Department of Defense. In September 1999, the Company acquired Kapos Associates Inc. ("KAI"). KAI provides simulation and test systems engineering services to the U.S. Government. These transactions were accounted for as purchases and, accordingly, the consolidated financial statements include the financial results of the 1999 acquisitions from the effective dates of each such acquisition. SIS and KAI are collectively referred to as the "1999 Acquisitions."

 Principles of Consolidation

   The consolidated financial statements include the accounts of the SM&A Corporation and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

   The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

 Goodwill

   Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 30 years. The recoverability of goodwill is evaluated by comparing the carrying value of intangible assets to the estimated future operating income of the Company on an undiscounted cash-flow basis. Should the carrying value of goodwill exceed the estimated operating income for the expected period of benefit, an impairment for the excess would be recorded at that time. As of December 31, 1999, no impairment has been recognized.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation is calculated using straight-line and accelerated methods based on the estimated useful lives of the related assets, generally five to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

                       SM&A CORPORATION AND SUBSIDIARIES

 Revenue Recognition

   Information Technology Services and Systems Engineering--A significant portion of the Company's professional services are performed for the United States Government under various cost reimbursable, time and material and fixed-price contracts and subcontracts. The Company records revenues from cost-reimbursable contracts, including cost-plus-fixed-fee contracts, on the basis of reimbursable costs plus a pro rata portion of the fee. Revenue from time and materials contracts (government and commercial) are recognized based on the contractual hourly billing rates as the services are performed. For financial reporting purposes, the Company records revenue from fixed-price contracts on the percentage-of-completion method. Accrued income is based on the percentage of estimated total income that costs incurred to date bear to estimated total costs after giving effect to the most recent estimates of cost and estimated contract price at completion. Some contracts contain incentive provisions based upon performance in relation to established targets to which applicable recognition has been given in the contract revenue estimates.

   Proposal Management Services--The majority of proposal management services activities are provided under "time and expenses" billing arrangements, and revenues are recorded as work is performed. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenues are also derived from success fees offered to clients as a pricing option, and recorded as revenue only upon the attainment of the specified incentive criteria. Success fees are billable by the Company when a contract is won by the client.

   As many contracts extend over a long period of time, revisions in cost and price estimates during the progress of work are accounted for prospectively. When the contract estimate indicates a loss, provision is made for the total anticipated loss. In accordance with these practices, contracts in progress are stated at cost plus estimated profit, but not in excess of realizable value. Contract costs for services supplied to the U.S. Government, including indirect expenses, are subject to audit by the Government's representatives. All contract revenues are recorded in amounts that are expected to be realized upon final settlement.

   Royalty Income--The Company has a Master Development and Distribution Agreement for licensing of several software products to a manufacturer of test instruments. The Company receives royalties from the instrument manufacturer as software product units are sold and distributed. The Company recognizes royalty revenue as payments are received from the instrument manufacturer.

 Software Development Costs

   Costs related to research, design and development of computer software to be sold are expensed as incurred. Software development costs subsequent to establishment of technological feasibility, normally at the completion of a detail program design, are insignificant.

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

                       SM&A CORPORATION AND SUBSIDIARIES

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

   The following is a reconciliation between the number of shares used in the basic and diluted net income per share calculations (in thousands):

                                                            1999   1998   1997
                                                           ------ ------ ------
   Basic net income per share:
     Weighted average number of shares outstanding........ 16,257 15,645 12,948
     Dilutive effect of stock options.....................    174    339    --
                                                           ------ ------ ------
   Diluted net income per share:
     Weighted average number of shares outstanding........ 16,431 15,984 12,948
                                                           ====== ====== ======

   Anti-dilutive shares excluded from the reconciliation above were 1,602,500, 114,500, and 0, for 1999, 1998, and 1997, respectively.

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

                       SM&A CORPORATION AND SUBSIDIARIES

 Recent Accounting Developments

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, " as amended by SFAS 137. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that adoption of this pronouncement will have a material impact on the financial statements.

Note 2. Acquisitions

   In May 1998, the Company issued 819,743 unregistered shares of common stock valued at approximately $14.7 million and stock options with a fair value of $2.7 million for all the outstanding common stock of SAC. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial results of SAC from May 18, 1998, the date the definitive agreement was approved by all relevant parties, and the date of the private placement memorandum for SAC. Due to certain price protection provisions relating to the shares of common stock issued in connection with the acquisition of SAC and the market price of the Company's stock during 1999, the Company issued 703,530 additional shares of common stock to former shareholders of SAC based upon the market price of the common stock at certain defined liquidation dates.

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

   The Company acquired SIS in March 1999, and KAI in September 1999, for an aggregate amount of $5.5 million in cash and additional consideration contingent upon the achievement of certain operating results. The Company has accrued an estimated $6.0 million earnout payment due in April 2000, contingent upon the achievement of certain operating results under the SIS acquisition agreement. These transactions were accounted for as purchases and, accordingly, the consolidated financial statements include the financial results of the 1999 acquisitions from the effective dates of each such acquisition.

   The allocation of the purchase prices for both the 1999 Acquisitions and 1998 Acquisitions is as follows (in thousands):

                                                                 Years Ended
                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               ------  --------
Total purchase price, net..................................... $5,636  $ 45,767
Net assets acquired...........................................   (837)  (14,661)
Acquisition costs.............................................    661     1,215
                                                               ------  --------
Excess of purchase price over net assets acquired............. $5,460  $ 32,321
                                                               ======  ========

                       SM&A CORPORATION AND SUBSIDIARIES

   Unaudited pro forma combined results of operations for the period ended December 31, 1998 would have been as follows had each of the acquisitions occurred as of the beginning of 1998 (in thousands, except per share data):

                                                                        1998
                                                                       -------
      Pro forma net revenues.......................................... $96,442
                                                                       =======
      Pro forma income from continuing operations..................... $ 6,601
      Pro forma loss from discontinued operations.....................    (598)
                                                                       -------
      Net income...................................................... $ 6,003
                                                                       =======
      Pro forma income per share from continuing operations:
        Basic......................................................... $   .40
        Diluted....................................................... $   .39
                                                                       =======
      Pro forma loss per share from discontinued operations:
        Basic......................................................... $  (.03)
        Diluted....................................................... $  (.03)
                                                                       =======
      Pro forma net income per share:
        Basic......................................................... $   .37
        Diluted....................................................... $   .36
                                                                       =======
      Weighted average shares outstanding:
        Basic.........................................................  16,373
        Diluted.......................................................  16,758

   For the combined pro forma basic earnings per share figures, it is assumed that 12,900,000 shares of SM&A common stock were outstanding since January 1, 1998 along with 819,743 shares issued in the SAC acquisition and 714,839 shares issued in the DSA acquisition. The pro forma results presented above may not be indicative of future performance. Results of operations for 1999 and 1998 would not have been materially impacted on a pro forma basis if the 1999 Acquisitions had occurred as of the beginning of the respective periods.

Note 3. Property and Equipment

   A summary of property and equipment follows (in thousands):

                                                                 1999     1998
                                                                -------  ------
      Computer equipment....................................... $ 3,209  $1,855
      Furniture and equipment..................................   2,211     891
      Leasehold improvements...................................   1,887     257
                                                                -------  ------
                                                                  7,307   3,003
      Less accumulated depreciation and amortization...........  (1,671)   (613)
                                                                -------  ------
                                                                $ 5,636  $2,390
                                                                =======  ======

Note 4. Due From Affiliates and Related Party Transactions

   In June 1998, the Company sold an aircraft to an affiliate of the Company's principal shareholder. Terms included a promissory note for the total sales price of $880,000, which was paid in April 1999. As the aircraft was nearly fully depreciated at the time of sale, the majority of the proceeds were recognized as a gain on sale.

                       SM&A CORPORATION AND SUBSIDIARIES

   In September 1998, SAC, a subsidiary of SM&A Corporation, sold its 37% ownership interest in Savant, an equity investment, to an affiliate of the Company's principal shareholder for its net book value of $2.0 million. The sales proceeds were $200,000 cash and a promissory note for $1.8 million. The note bears interest at 9% and is payable in thirty monthly installments of $30,000 commencing on October 31, 1998 through March 31, 2001. All remaining principal is due and payable on March 31, 2001. The note is guaranteed by the principal shareholder of the Company. No principal payments were received in 1999. As of December 31, 1999 and 1998, $1.7 million remained outstanding on the promissory note.

   In November 1998, Savant engaged the Company to perform certain consulting services through December 31, 1998. Included in accounts receivable as of December 31, 1999 and 1998 is $225,000 and $300,000, respectively, due from Savant for this consulting project. This receivable is guaranteed by the principal shareholder of the Company. Terms of the agreement were commensurate with market rates for similar consulting services.

   The Company charters aircraft from time to time through an air service chartering company controlled by the Company's principal shareholder. The terms of use and charter rates paid by the Company are established by the air service chartering company and are considered by the Company to be competitive with charter rates and on terms as favorable as those from unaffiliated third parties for similar aircraft. Charter fees amounted to approximately $396,000, $300,000, and $471,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

Note 5. Discontinued Operations

   On December 1, 1998, the Company's Board of Directors adopted a plan to discontinue the operations of Staminet, Inc., a subsidiary of SAC, which was acquired in a purchase combination in May 1998. Accordingly, the operating results of Staminet, including provisions for estimated losses during the phase-out period, severance, facility lease costs and other shut down expenses expected to be incurred in connection with the disposal, were accrued for as of December 31, 1998. Estimated expenses and operating losses from the measurement date through the anticipated date of disposal amounted to $997,000. The operations of Staminet were fully terminated by March 31, 1999.

Note 6. Long-Term Debt

   In September 1998, the Company entered into a credit agreement with a bank which provided a $25.0 million revolving line of credit. In June 1999, the Company renegotiated with its lenders to increase the amount provided under the agreement to $50.0 million. The credit agreement, which is secured by a first priority interest in substantially all of the assets of the Company, matures in May 2004 and has two interest rate options; the Bank's Prime rate or LIBOR plus 1.25% to 2.0%, based on the ratio of total indebtedness to earnings before interest and taxes. The credit agreement requires payment of a fee of 0.25% of the average unused portion of the facility and contains certain covenants. The most restrictive covenants require the Company to maintain minimum consolidated net worth, maximum indebtedness to EBITDA, maximum indebtedness to consolidated net worth and minimum fixed charge coverage ratio as defined in the credit agreement. As of December 31, 1999, the Company was not in compliance with certain of these financial covenants; however waivers have been obtained from the lenders contingent upon the Company's requirement to amend the credit agreement. The Company is currently in negotiation with the lenders to finalize terms and conditions of the amendment. Outstanding borrowings under the credit line at December 31, 1999 were $29,017,000 bearing an effective interest rate of 7.95%. There were no amounts outstanding under the credit agreement as of December 31, 1998. Availability of funds was reduced by a standby letter of credit in the amount of $1.1 million at December 31, 1999 and 1998.

                       SM&A CORPORATION AND SUBSIDIARIES

   In March 2000, the Company renegotiated certain terms of its credit agreement including maturity date, pricing levels, dividend and stock repurchase limitations and mandatory prepayments. In addition, pursuant to the amendment, the Company may not make any further acquisitions without the consent of the lenders.

Note 7. Income Taxes

   Income tax expense attributable to income from continuing operations consists of (in thousands):

                                                       Current Deferred  Total
                                                       ------- --------  ------
   Year ended December 31, 1999:
     Federal.......................................... $3,700  $(1,508)  $2,192
     State............................................    817     (280)     537
                                                       ------  -------   ------
                                                       $4,517  $(1,788)  $2,729
                                                       ======  =======   ======
   Year ended December 31, 1998:
     Federal.......................................... $4,470  $   484   $4,954
     State............................................  1,014      104    1,118
                                                       ------  -------   ------
                                                       $5,484  $   588   $6,072
                                                       ======  =======   ======

   A reconciliation of the Company's effective tax rate compared to the statutory federal tax rate is as follows:

                                                                   1999   1998
                                                                   ----   ----
     Income taxes at statutory federal rates...................... 35.0 % 34.0 %
     State taxes, net of federal income tax benefit...............  5.2    5.5
     Amortization of non-deductible goodwill......................  7.1    3.7
     Other, net................................................... (6.8)  (1.6)
                                                                   ----   ----
                                                                   40.5 % 41.6 %
                                                                   ====   ====

   The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income effects of these temporary differences representing significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                 1999   1998
                                                                 ----  -------
     Accrued expenses not currently deductible for tax
      purposes.................................................. $781  $   868
     Project reserves...........................................  222      140
     Allowance for doubtful accounts............................  303      248
     Depreciation...............................................   54       52
     Change of accounting from cash to accrual method for
      acquired subsidiaries..................................... (598)  (1,023)
     Prepaid expenses...........................................  (40)    (164)
     Installment sale transaction...............................   61     (439)
     Capitalized software.......................................  --      (664)
     Other......................................................   15       (8)
                                                                 ----  -------
       Total net deferred income tax asset (liability).......... $798  $  (990)
                                                                 ====  =======

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax

                       SM&A CORPORATION AND SUBSIDIARIES
assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

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

   In December 1998, the Company repurchased and retired 13,000 shares of common stock pursuant to a Board authorization to reacquire up to 300,000 shares of Company stock. Repurchase prices ranged from $13.31 to $14.00 per share. During 1999, the Company repurchased and retired 1,204,000 shares of common stock pursuant to a Board authorization at an average purchase price of $7.76 per share.

Note 9. Stock Option Plan and Employee Benefit Plans

   In 1997, the Company adopted the 1997 Stock Option Plan (the "Option Plan") under which incentive and non-statutory stock options to acquire shares of the Company's common stock may be granted to officers, employees, and consultants of the Company. The Option Plan is administered by the Board of Directors and permits the issuance of up to 2,500,000 shares of the Company's common stock. Incentive stock options must be issued at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options granted under the Option Plan vest over various terms up to four years and are exercisable over a period of time, not to exceed ten years, and are subject to other terms and conditions specified in each individual employee option agreement. A summary of employee stock options follows:

                                                             Weighted Average
                                 Number of  Weighted Average  Fair Value of
                                  Shares     Exercise Price  Options Granted
                                 ---------  ---------------- ----------------
   Outstanding as of December
    31, 1997....................       --           --
     Granted.................... 1,515,700       $12.86           $7.41
     Canceled...................   (58,500)       13.14
     Options converted in
      acquisition...............   175,906         5.67
                                 ---------
   Outstanding as of December
    31, 1998.................... 1,633,106        11.52
     Granted.................... 1,616,629         7.06           $5.68
     Exercised..................   (77,382)        6.58
     Canceled...................  (833,780)       10.81
                                 ---------
   Outstanding as of December
    31, 1999.................... 2,338,573       $ 9.19
                                 =========

                       SM&A CORPORATION AND SUBSIDIARIES

   The following table summarizes information concerning currently outstanding options:

                                       Weighted
                                        Average   Weighted             Weighted
                           Number of   Remaining  Average   Number of  Average
          Range of          Options   Contractual Exercise   Options   Exercise
      Exercise Prices     Outstanding    Life      Price   Exercisable  Price
      ---------------     ----------- ----------- -------- ----------- --------
    $3.42- $8.69.........  1,289,348      9.4      $ 6.04     25,881    $ 5.29
    $9.00-$14.38.........    842,950      8.8       12.02    189,094     12.23
   $15.00-$19.13.........    206,275      8.8       17.30     39,969     17.46
                           ---------      ---      ------    -------    ------
    $3.42-$19.13.........  2,338,573      9.1      $ 9.19    254,944    $12.34
                           =========      ===      ======    =======    ======

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

                                                                   1999   1998
                                                                   -----  -----
   Stock volatility............................................... 62.93% 51.76%
   Risk-free interest rate........................................  5.50%  6.00%
   Option term in years...........................................  6.25   6.25
   Stock dividend yield...........................................  0.00   0.00

   The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999 and 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $2.7 million, or $0.16 per basic share and $0.16 per diluted share in 1999; and $6.9 million, or $0.44 per basic share and $0.43 per diluted share in 1998.

 Employee Stock Purchase Plan

   In 1999, the Company adopted an Employee Stock Purchase Plan (the "ESP Plan") with an initial allocation of 250,000 shares. The ESP Plan allows employees of the Company to purchase common stock, through bi-weekly payroll deductions, at a 15% discount. Employee contributions to the ESP Plan are limited to 15% of the employee's annual compensation.

 Defined Contribution Plans

   The Steven Myers & Associates 401(k) Plan and Trust is a defined contribution plan. The Plan includes a tax-deferred 401(k) provision. The Plan covers all employees of the heritage entity Steven Myers & Associates. Contributions are made to the Plan by participants only.

                       SM&A CORPORATION AND SUBSIDIARIES

   SAC and DSA each maintained 401(k) and profit sharing plans for their employees. Contributions were made to the Plan by both the employees and the Company. The Company's expense under these plans was $110,000 and $479,000 for the years ended December 31, 1999 and 1998, respectively. In March 1999, the defined contribution pension plans of Steven Myers & Associates, SAC, and DSA were merged to form a single 401(k) plan. The new plan, the SM&A Corporation 401(k) Plan and Trust, provides for employee contributions of up to 15% of eligible compensation with Company matching, supplemental contributions for certain classes of employees based on performance criteria and profit sharing under certain conditions.


Note 10. Commitment and Contingencies

   The Company leases office facilities and certain equipment under lease agreements classified as operating leases. Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are summarized as follows (in thousands):

      Year ending December 31:
      ------------------------
        2000........................................................... $ 4,744
        2001...........................................................   4,606
        2002...........................................................   4,617
        2003...........................................................   4,715
        2004...........................................................   4,396
        Thereafter.....................................................  16,547
                                                                        -------
      Total future minimum lease payments.............................. $39,625
                                                                        =======

   Rent expense amounted to $3,943,000, $1,700,000 and $392,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of income.

   The Company is party to various legal actions which arose in the normal course of business. In the opinion of management, the settlement of these matters will not materially affect the Company's financial position or results of operations.

                       SM&A CORPORATION AND SUBSIDIARIES

Note 11. Segment Reporting Data

   SM&A classifies its operations into three lines of business, each offering a distinct set of services. These lines of business are summarized as follows; Proposal Management, which involves assisting clients with the procurement of government and commercial programs; Systems Solutions, which includes systems engineering, scientific research, program management and technical support services, and Information Technology Solutions, which focuses on information systems development.

   The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

   Information as to the operations of the lines of business is set forth below. The information presented for the year ended December 31, 1997 represents pro forma supplemental data as described on the statements of income.

                                                       1999      1998     1997
                                                     --------  --------  -------
Net revenues:
  Proposal Management Group......................... $ 38,135  $ 39,594  $36,962
  Systems Solutions Group...........................   51,779    20,327      --
  Information Technology Solutions Group............   16,829     8,528      --
                                                     --------  --------  -------
    Total net revenues.............................. $106,743  $ 68,449  $36,962
                                                     ========  ========  =======
Depreciation and amortization expense:
  Proposal Management Group......................... $     98  $    115  $   139
  Systems Solutions Group...........................    1,568       935      --
  Information Technology Solutions Group............      227       108      --
  Executive Group...................................      367       274      --
                                                     --------  --------  -------
    Total depreciation and amortization expense..... $  2,260  $  1,432  $   139
                                                     ========  ========  =======
Operating income (loss):
  Proposal Management Group......................... $ 12,820  $ 15,730  $ 8,249
  Systems Solutions Group...........................   12,702     6,259      --
  Information Technology Solutions Group............   (1,792)    3,015      --
  Executive Group...................................  (16,289)  (11,925)     --
                                                     --------  --------  -------
    Total operating income.......................... $  7,441  $ 13,079  $ 8,249
                                                     ========  ========  =======
Income (loss) from continuing operations:
  Proposal Management Group......................... $  7,628  $  8,990  $ 4,774
  Systems Solutions Group...........................    7,558     3,936      --
  Information Technology Solutions Group............   (1,066)    1,896      --
  Executive Group...................................  (10,110)   (6,295)     --
                                                     --------  --------  -------
    Total income from continuing operations......... $  4,010  $  8,527  $ 4,774
                                                     ========  ========  =======
Assets:
  Proposal Management Group......................... $ 10,146  $  8,906  $ 5,331
  Systems Solutions Group...........................   16,184     8,654      --
  Information Technology Solutions Group............   24,403     9,492      --
  Executive Group...................................   46,109    39,272      --
                                                     --------  --------  -------
    Total assets.................................... $ 96,842  $ 66,324  $ 5,331
                                                     ========  ========  =======

                       SM&A CORPORATION AND SUBSIDIARIES

Note 12. Concentrations of Credit Risk and Major Customers

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The majority of the Company's receivables are from the U.S. Government and large companies in the aerospace and defense industries. The Company's ten largest customers represented 80% of total revenue for fiscal 1999. The Company controls credit risk through credit approvals and monitoring procedures. Credit losses have historically been minimal.

   The percentage of the Company's net revenues arising from major customers is summarized as follows:

                                                                Years Ended
                                                                December 31,
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
      U.S. Government.........................................  28%   25%  -- %
      Raytheon Systems Company................................  20    16    11
      Lockheed Martin Corporation.............................  16    17    22
      The Boeing Company......................................   9     8    10
      Litton Systems, Inc.....................................   3     5    15
      Motorola Corporation.................................... --      6    13
      Hughes Space & Communications Company................... --    --     10

Note 13. Subsequent Events

   In February 2000, the Company acquired substantially all of the assets and assumption of certain liabilities of System Simulation Solutions, Inc. ("S3I") for approximately $6.3 million in cash. S3I has the right to receive up to approximately $1 million in additional consideration contingent upon S3I's achievement of certain operating results for the twelve month periods ending February 28, 2001, and February 28, 2002. The earnouts are payable in cash and are due within 60 days after each of the first and second anniversary of the closing date, and will be recorded as an addition to goodwill. This transaction will be accounted for as a purchase and, accordingly, the consolidated financial statements will include the financial results of S3I from February 1, 2000, the beginning of the accounting period in which the purchase transaction was finalized.

                       SM&A CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                             Additions
                                       ---------------------
                          Balance at   Charges to Recoveries              Balance at
                         the Beginning Bad Debts     and     Deductions/    the End
                         of the Period  Expense    Other(1)  Write-Offs  of the Period
                         ------------- ---------- ---------- ----------- -------------
1999
Allowance for Doubtful
 Accounts...............     $643         $142       $210       $(60)        $935
                             ----         ----       ----       ----         ----
1998
Allowance for Doubtful
 Accounts...............     $--          $ 60       $625       $(42)        $643
                             ----         ----       ----       ----         ----
1997
Allowance for Doubtful
 Accounts...............     $ 27         $--        $--        $(27)        $--
                             ====         ====       ====       ====         ====

--------
(1)Represents amounts acquired in acquisitions.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SM&A CORPORATION

                                                 /s/ Steven S. Myers
                                          By: _________________________________
                                                     Steven S. Myers
                                                 Chief Executive Officer

                                                  Dated: April 6, 2000

                               POWER OF ATTORNEY

   KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven S. Myers and Michael A. Piraino his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue thereof.

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                             Title                  Date
                ----                             -----                  ----

      /s/ Steven S. Myers            Chairman of the Board and     April 6, 2000
____________________________________  Chief Executive Officer
          Steven S. Myers             (Principal Executive
                                      Officer)

     /s/ Michael A. Piraino          President, Chief Operating     April 6, 2000
____________________________________  Officer, Acting Chief
         Michael A. Piraino           Financial Officer,
                                      Secretary and Director
                                      (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)

    /s/ J. Christopher Lewis         Director                       April 6, 2000
____________________________________
        J. Christopher Lewis


      /s/ James R. Mellor            Director                       April 6, 2000
____________________________________
          James R. Mellor

     /s/ Malcolm R. Currie           Director                       April 6, 2000
____________________________________
         Malcolm R. Currie

                                 EXHIBIT INDEX

 (3)    Exhibits (numbered in accordance with item 601 of Regulation S-K).


    2.1 Agreement and Plan of Reorganization and Merger dated May 18, 1998, by and among the Registrant, Space Applications Corporation, SAC
        Acquisition, Inc. and the individual shareholders named therein (filed on June 4, 1998 as Exhibit 2 to the Registrant's Current Report on Form
        8-K and incorporated herein by reference)

    2.2 Agreement and Plan of Reorganization and Merger dated July 22, 1998, by and among the Registrant, Decision-Science Applications, Inc., DSA
        Acquisition, Inc. and the individual shareholders named therein (filed on August 21 1998 as Exhibit 2.1 to the Registrant's Current Report on
        Form 8-K and incorporated herein by reference)

    2.3 Agreement and Plan of Reorganization and Merger dated March 30, 1999, by and among SM&A Corporation, Systems Integration Software, Inc., SIS
        Acquisition, Inc. and the individuals named therein (filed on May 17, 1999 as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference)

    2.4 Stock Purchase Agreement dated as of September 20, 1999, by and among
        SM&A Corporation (East), Kapos Associates Inc., Ervin Kapos and June
        Kapos and Verona Oliver and Cordellia Scruggs (filed on November 15,
        1999 as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

    2.5 Agreement of Merger dated November 24, 1998 between Space Applications
        Corporation and SM&A Corporation (East), effective date December 31,
        1998 (filed on March 31, 1999 as Exhibit 2.3 to the Registrant's Annual
        Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

    3.1 Articles of Incorporation, as amended and restated (filed on January
        27, 1998 as Exhibit 3.1 to the Registrant's Registration Statement on
        Form S-1 (Registration No. 333-4075) and incorporated herein by reference)


    3.2 Bylaws of the Registrant, as amended and restated (filed on January 5, 1998 as Exhibit 3.2 to the Registrant's Registration Statement on Form
        S-1 (Registration No. 333-4075) and incorporated herein by reference)


    3.3 Certificate of Ownership as filed with the California Secretary of State on August 6, 1998 (filed on August 19, 1998 as Exhibit 3.1 to the
        Registrant's Current Report on Form 8-K and incorporated herein by reference)


   10.1 Amended 1997 Stock Option Plan and related form of Stock Option
        Agreement*


   10.2 Amended and Restated Employee Stock Purchase Plan*


   10.3 Form of Indemnification Agreement (filed on November 21, 1997 as
        Exhibit 10.2 to the Registrant's Registration Statement on Form S-1
        (Registration No. 3334075) and incorporated herein by reference)


   10.4 Office Facilities Lease (filed on November 21, 1997 as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (Registration No.
        333-4075) and incorporated herein by reference)


   10.5 Hawker Aircraft Sale Agreement (filed on November 21, 1997 as Exhibit
        10.4 to the Registrant's Registration Statement on Form S-1
        (Registration No. 333-4075) and incorporated herein by reference)

   10.6 Employment Agreement with Steven S. Myers (filed on November 21, 1997 as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1
        (Registration No. 333-4075) and incorporated herein by reference)


   10.7 Employment Agreement dated December 10, 1998 between the Registrant and
        Michael A. Piraino (filed on March 31, 1999 as Exhibit 10.27 to the
        Registrant's Annual Report on Form 10-K for the year ended December 31,
        1998 and incorporated herein by reference)


  10.8  Commercial Note dated May 30, 1995 between NationsBank, N.A. and the
        Registrant and related Aircraft Security--Chattel Mortgage, Security
        Agreement and Unconditional Guaranty of Payment (filed on November 21,
        1997 as Exhibit 10.8 to the Registrant's Registration Statement on
        Form S-1 (Registration No. 3334075) and incorporated herein by reference)


  10.9 Executive Bonus Plan (filed on November 21, 1997 as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (Registration No.
        3334075) and incorporated herein by reference)


  10.10 Registration Rights Agreement dated May 29, 1998 by and among the
        Registrant and certain shareholders of Space Applications Corporation identified therein (filed on June 4, 1998 as Exhibit 2 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)

  10.11 Employment Agreement dated May 29, 1998 by and between Space
        Applications Corporation and Roger Skinner (filed on June 4, 1998 as
        Exhibit 2 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)


  10.12 Employment Agreement dated May 29, 1998 by and between Space
        Applications Corporation and Stanley Hee (filed on June 4, 1998 as
        Exhibit 2 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)


  10.13 Registration Rights Agreement dated August 20, 1998 by and among
        Registrant and certain shareholders of Decision-Science Applications, Inc. set forth therein (filed on August 21, 1998 as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)

  10.14 Employment Agreement dated August 20, 1998 by and between Decision-
        Science Applications, Inc. and Guy A. Ackerson (filed on August 21,
        1998 as Exhibit 10.2 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)

  10.15 Employment Agreement dated August 20, 1998 by and between Decision-
        Science Applications, Inc. and Gary L. Lucas (filed on August 21, 1998 as Exhibit 10.3 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)


  10.16 Employment Agreement dated August 20, 1998 by and between Decision-
        Science Applications, Inc. and Dana R. Raucher (filed on August 21,
        1998 as Exhibit 10.4 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)

  10.17 Employment Agreement dated March 30, 1999, between Systems Integration
        Software, Inc. and Gary Markle*


  10.18 Employment Agreement dated September 20, 1999, by and between Kapos
        Associates Inc. and Ervin Kapos*


  10.19 Escrow Agreement dated September 20, 1999, among SM&A Corporation
        (East), Kapos Associates Inc., Ervin Kapos and June Kapos and First
        American Trust Company (filed on November 15, 1999 as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1999 and incorporated herein by reference)

  10.20 Escrow Agreement dated March 30, 1999, among the Registrant, Systems
        Integration Software, Inc., First American Trust Company and the individuals names therein (filed on May 17, 1999 as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
        31, 1999 and incorporated herein by reference)

  10.21 Escrow Agreement dated August 20, 1998 by and between Decision-Science
        Applications, Inc., First American Trust Company and certain shareholders identified therein (filed on August 21, 1998 as Exhibit
        10.5 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)

  10.22 Escrow Agreement dated May 29, 1998, by and between the Registrant,
        Space Applications Corporation, First American Trust Company, Stanley
        Y.H. Hee and certain shareholders identified therein (filed on March
        31, 1999 as Exhibit 10.16 to the Registrant's Annual Report on Form 10-
        K for the year ended December 31, 1998 and incorporated herein by reference)


   10.23 Note dated June 25, 1998 for sale of Turbo Commander aircraft (filed on March 31, 1999 as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)


   10.24 Credit and Security Agreement dated September 11, 1998 between the
         Registrant and the financial institutions listed thereon, as Lenders and Mellon Bank, N.A., as Agent, and Amendment Number One thereto dated December 4, 1998 (filed on March 31, 1999 as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1998 and incorporated herein by reference)

   10.25 Promissory Note dated September 11, 1998 executed by the Registrant in favor of Mellon Bank in the principal amount of $15,000,000 (filed on March 31, 1999 as Exhibit 10.20 to the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.26 Promissory Note dated September 11, 1998 executed by the Registrant in favor of Imperial Bank in the principal amount of $10,000,000 (filed on March 31, 1999 as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.27 General Continuing Guaranty dated September 11, 1998 of Space
         Applications Corporation securing obligations of the Registrant under promissory note in favor of Mellon Bank (filed on March 31, 1999 as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.28 General Continuing Guaranty dated September 11, 1998 of Decision-
         Science Applications, Inc. securing obligations of the Registrant under promissory note in favor of Mellon Bank (filed on March 31, 1999 as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.29 Security Agreement dated September 11, 1998 between Mellon Bank, N.A.
         and Space Applications Corporation (filed on March 31, 1999 as Exhibit
         10.24 to the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.30 Security Agreement dated September 11, 1998 between Mellon Bank, N.A.
         and Decision-Science Applications, Inc. (filed on March 31, 1999 as
         Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.31 Common Stock Purchase Agreement dated September 30, 1998 between Space
         Applications Corporation and Summit Aviation (filed on March 31, 1999 as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.32 Office Lease between Orix Prime West Colorado Springs Venture and
         Decision-Science Applications, Inc., as amended by First Amendment to
         Office Lease and Second Amendment to Office Lease*


   21    Subsidiaries of the Registrant*


   23    Consent of KPMG LLP*


   27    Financial Data Schedule*

--------
* Filed herewith.