Form 10-K/A
period 1999-12-31
SM&A CORP
filed 2000-04-26
CIK 1050031

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
(Mark One)

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 20, 2000, 16,257,307 shares of the Registrant's common stock, no par value ("Common Stock"), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the Nasdaq National Market on March 20, 2000, was approximately $36,339,791.(1)

   Documents incorporated by reference. List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I,
Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.
--------
1. For purposes of this report, in addition to those shareholders which fall within the definition of "affiliate" under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent of more of the Registrant's Common Stock are deemed to be affiliates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

   Rapid technological change has forced companies to outsource an increasing number of their IT functions. Corporate networks continue to grow and become more complex. ITSG has proven product technology and expertise designed to meet these demands. In addition, ITSG has developed unique and cost saving client solutions that it believes will drive substantial incremental growth. These products offer innovative and mission critical solutions for managing the complexities and costs of telecommunications and data networks.

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

ITEM 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not Applicable.

                                   PART III

ITEM 10--Directors and Executive Officers of the Registrant

Management of the Company

   Set forth below is certain information with respect to the executive officers and nominees of the Board of Directors of the Company as of March 30, 2000.

             Name             Age Position
             ----             --- --------
                                  Chief Executive Officer, Chairman of the
 Steven S. Myers.............  53 Board of Directors
 Michael A. Piraino(1).......  46 President, Chief Operating Officer, Acting
                                  Chief Financial Officer, Secretary and
                                  Director
                                  Senior Vice President, Chief Technical
 Thomas F. Heinsheimer.......  60 Officer
                                  President and General Manager, Proposal
 Ajaykumar K. Patel..........  39 Management Group
                                  President and General Manager, Information
 Gary L. Markle..............  46 Technology Solutions Group
                                  President and General Manager, Systems
 Thomas J. Amrhein...........  60 Solutions Group
 J. Christopher Lewis(2)(3)..  43 Director
 Malcolm R. Currie...........  73 Director
 James R. Mellor(2)(3).......  69 Director

--------
(1) Elected to the Board and appointed an officer as of February 1, 1999. Appointed Acting Chief Financial Officer and Secretary in November 1999.
(2) Member of the Audit Committee.
(3) Member of the Compensation Committee.

   Steven S. Myers founded the Company in 1982 and has been the Chief Executive Officer and Chairman of the Board of the Company since its incorporation in 1985. Mr. Myers was the President of the Company until February 1999. Prior to forming the Company, Mr. Myers was Vice President of Marketing for Loral Data Systems and held several other key management positions with Ball Aerospace Systems Division, Fairchild Space and Electronics Company, and Watkins-Johnson Company. Mr. Myers holds a B.S. in mathematics from Stanford University.

   Michael A. Piraino, a director of the Company, joined the Company as President and Chief Operating Officer in February 1999 and has been Acting Chief Financial Officer and Secretary since November 1999. Mr. Piraino previously served as the Executive Vice President and head of Corporate Development of Data Processing Resources Corporation ("DPRC") from January 1996 to December 1998. From October 1994 to January 1996, Mr. Piraino served as Executive Vice President, Director and Chief Development Officer of Imagyn Medical Technologies, Inc. (formerly known as UROHEALTH Systems, Inc.). Mr. Piraino began his career with Touche Ross & Co. (the predecessor firm to Deloitte & Touche LLP) in 1975. Mr. Piraino holds a B.S. in accounting from Loyola University and is a certified public accountant.

   Thomas F. Heinsheimer, Ph.D., has served as the Company's Senior Vice President and Chief Technical Officer since 1993. Dr. Heinsheimer serves as President of Heinsheimer Group. Dr. Heinsheimer holds an S.B.E.E. from the Massachusetts Institute of Technology and a Ph.D. in aeronomy from the University of Paris. He is a Councilman and Mayor of Rolling Hills, California.

   Ajaykumar Patel has served as the President and General Manager of the Company's Proposal Management Group since October 1998. Mr. Patel joined the Company in January 1994 as its Director of

Marketing. From January 1995 to July 1996, Mr. Patel was the Vice President for the Department of Energy and Environmental Services, after which he became Vice President, Business Development from August 1996 to June 1997. From June 1997 until October 1998, Mr. Patel served as Vice President, Operations. Mr. Patel holds a B.A. in physics from The Johns Hopkins University and an M.B.A. in finance and strategic planning from the University of Southern California.

   Gary L. Markle has served as the President and General Manager of the Company's Information Technology Solutions Group since November 1999. Mr. Markle joined the Company in March 1999 following the Company's acquisition of Systems Integration Software, Inc. From June 1994 to March 1999, Mr. Markle was the President and Chief Executive Officer of Systems Integration Software, Inc. Mr. Markle holds a B.S. in business administration from Tiffin University.

   Thomas J. Amrhein joined the Company in January 1995 and held the position of Associate from January 1995 to January 1996 and Vice President from January 1996 to June 1998. After the Company's acquisition of Space Applications Corporation ("SAC"), Mr. Amrhein was appointed President and General Manager of SAC in June 1998 until the merger of SAC with SM&A Corporation (East) in December 1998. Mr. Amrhein has served as the President and General Manager of the Company's Systems Solutions Group since November 1998. Mr. Amrhein holds a B.S. in mechanical engineering from Virginia Polytechnic Institute and an M.S. in industrial and systems engineering from the University of Florida.

   J. Christopher Lewis was elected a director of the Company in September 1996. Since 1981, Mr. Lewis has been a general partner of Riordan, Lewis & Haden, equity investors in Southern California-based enterprises. Mr. Lewis also serves as a director of California Beach Restaurants, Inc., Tetra Tech, Inc. and several private companies. Mr. Lewis holds a B.S. in business administration and finance and an M.B.A. in finance from the University of Southern California.

   Malcolm R. Currie, Ph.D., was appointed a director of the Company in December 1997. Dr. Currie has served as President and Chief Executive Officer of Currie Technologies, Inc., an electric transportation company, since 1997. He presently serves on the board of directors of Unocal Corporation, Investment Company of America, LSI Logic Corporation, Enova Systems and Inamed Corporation. From June 1994 to August 1997, Dr. Currie was a manager of Electric Bicycle Co., LLC, a limited liability company that filed for Chapter 7 bankruptcy protection in August 1997. Dr. Currie holds a B.A. in physics and a Ph.D. in engineering physics from the University of California at Berkeley.

   James R. Mellor was appointed a director of the Company in December 1997. Mr. Mellor retired from the office of Chairman and Chief Executive Officer of General Dynamics in May 1997. He continues to serve on the General Dynamics Board of Directors. Mr. Mellor was elected Chairman of General Dynamics in May 1994. He had served as President and Chief Executive Officer since May 1993, and as President and Chief Operating Officer since January 1991. He is presently on the Board of Directors of Bergen Brunswig Corporation, Computer Sciences Corporation, General Dynamics Corporation, USEC, Inc., Howmet International, Inc. and Net2Phone, Inc. Mr. Mellor holds a B.S. in electrical engineering and in mathematics and an M.S. from the University of Michigan.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, and the regulations thereunder, requires the Company's directors, executive officers and persons who own more than ten percent (10%) of a registered class of the Company's equity securities ("Reporting Persons"), to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Such persons are also required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file with the SEC.

   To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during its fiscal year ended December 31, 1999, all Reporting Persons complied with all applicable filing requirements, with the following exceptions: (a) Steven Myers and his wife, Paula Myers, did not report the purchase of shares of common stock in March 1999 on a Form 4, but subsequently reported the purchase in a filing on Form 5 filed in April 2000;
(b) Ajaykumar Patel did not report the sale of shares of common stock in March 1999 on a Form 4, but subsequently reported the sale in a filing on Form 5 filed in April 2000; (c) Thomas Amrhein did not report the sale of shares of common stock in March 1999 on a Form 4, but subsequently reported the sale in a filing on Form 5 filed in March 2000; and (d) Gary Markle filed a late Form 5 to report stock options granted in October 1999.

ITEM 11--Executive Compensation

Summary Compensation Table

   The following table sets forth information concerning compensation paid to the Company's Chief Executive Officer and each of the five other highest paid executive officers of the Company who received an annual salary and bonus of more than $100,000 for services rendered to the Company during the fiscal year ended December 31, 1999 (the "Named Executive Officers").

                                                         Long-Term
                                                        Compensation
                                                           Awards
                                                        ------------
                                      Annual             Securities
                                 Compensation(1)         Underlying
Name and Principal             ----------------------      Stock         All Other
Position                  Year Salary ($)   Bonus ($)    Options(#)   Compensation ($)
------------------        ---- ----------   ---------   ------------  ----------------
Steven S. Myers.........  1999  550,000(2)       --        60,000(3)          --
 Chief Executive Officer  1998  707,675(4)                100,000(5)          --

Michael A. Piraino......  1999  300,000(6)   100,000(6)    60,000(7)          --
 President, Chief         1998      --           --       300,000(8)          --
 Operating Officer,
 Acting Chief Financial
 Officer, Secretary

Thomas F. Heinsheimer...  1999  375,148(9)       --        54,800          17,158(10)
 Senior Vice President    1998  268,340       80,000       32,000          23,294
 and Chief Technology
 Officer

Ajaykumar K. Patel......  1999  215,402       93,332       79,000             --
 President and General    1998  200,000       46,381       26,000             --
 Manager, Proposal
 Management Group

Thomas J. Amrhein.......  1999  200,000       62,000       57,000           6,100(11)
 President and General    1998  269,188       72,203       20,000          24,574(12)
 Manager, Systems
 Solutions Group

Gary L. Markle..........  1999   82,819          --        29,000             --
 President and General    1998      --           --           --              --
 Manager, Information
 Technology Solutions
 Group

--------
 (1) Excludes perquisites and other personal benefits that, in the aggregate, do not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.
 (2) This amount reflects $550,000 in salary actually paid to Mr. Myers for 1999. The Company entered into an Employment Agreement with Mr. Myers for a period of three years commencing February 2000, providing for an annual salary of $600,000, and providing that Mr. Myers is eligible to receive an annual bonus of up to $400,000, as determined by the Company's Board of Directors with the recommendation of the Compensation Committee.
 (3) In July 1999, Mr. Myers was granted 60,000 stock options in his capacity as a Director and Chief Executive Officer of the Company. Mr. Myers relinquished all of these options in October 1999.

 (4) This amount reflects $707,675 in salary actually paid to Mr. Myers for 1998.
 (5) In December 1998, Mr. Myers was granted 100,000 stock options in his capacity as a Director and Chief Executive Officer of the Company pursuant to the Company's 1997 Stock Option Plan. Mr. Myers relinquished all of these options in October 1999.
 (6) This amount represents $300,000 in salary actually paid to Mr. Piraino. The $100,000 bonus was a contractually guaranteed minimum payment for 1999. The Company entered into a new Employment Agreement with Mr. Piraino for a period of three years commencing February 2000, providing for an annual salary of $400,000, and providing that Mr. Piraino is eligible to receive an annual bonus of up to $300,000, as determined by the Company's Board of Directors with the recommendation of the Compensation Committee.
 (7) In July 1999, Mr. Piraino was granted 60,000 stock options in his capacity as a Director, President and Chief Operating Officer of the Company. Mr. Piraino relinquished all of these options in October 1999.
 (8) In December 1998, Mr. Piraino was granted 300,000 stock options. Mr. Piraino relinquished all of these options in October 1999.
 (9)  This amount represents hourly compensation paid to Dr. Heinsheimer.
(10) This amount represents $14,578 in commissions paid to Dr. Heinsheimer and $2,580 in accrued commission not yet paid to him.
(11) This amount represents premiums paid by the Company in connection with Mr. Amrhein's life insurance policy and premiums paid by the Company under the Company's health insurance plan.
(12) This amount represents $15,227 in commissions paid to Mr. Amrhein; $5,686 in relocation expenses; premiums paid by the Company in connection with Mr. Amrhein's life insurance policy; and premiums paid by the Company under the Company's health insurance plan.

Options Granted in Last Fiscal Year

   The following table provides certain information concerning stock options granted to the Named Executive Officers during the fiscal year ended December 31, 1999. This information includes hypothetical potential gains from stock options granted in the 1999 fiscal year. These hypothetical gains are based solely on assumed annual growth rates of 5% and 10% in the value of the Company's Common Stock price over the ten-year life of the stock options granted in 1999. These assumed rates of growth were selected by the Securities and Exchange Commission for illustration purposes only, and are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance and prospects.

                                                                                  Potential Realizable
                                                                                    Value At Assumed
                                                                                    Annual Rates of
                            Number of       Percent of                                Stock Price
                            Shares of     Total Options                             Appreciation for
                          Common Stock      Granted to    Exercise or                Option Term(2)
                           Underlying    Employees During  Base Price  Expiration ------------------------
Name                     Options Granted   Fiscal Year    Per Share(1)    Date     5% ($)        10% ($)
----                     --------------- ---------------- ------------ ---------- ----------    ----------
Steven S. Myers.........     60,000(3)         3.73%        $ 7.940      7/20/04         -- (3)        -- (3)
Michael A. Piraino......     60,000(3)         3.73%          7.940      7/20/04         -- (3)        -- (3)

Thomas F. Heinsheimer...     10,000(4)         0.62%         16.750      1/21/04       8,375        16,750
                             20,000(5)         1.24%          7.940      7/20/04       7,940        15,880
                             24,800(5)         1.54%          5.188     10/25/04       6,433        12,866

Ajaykumar K. Patel......     49,000(5)         3.04%          7.940      7/20/04      19,453        38,906
                             30,000(5)         1.86%          5.188     10/25/04       7,782        15,564

Thomas J. Amrhein.......     10,000(5)         0.62%         16.750      1/21/04       8,375        16,750
                             25,000(5)         1.55%          7.940      7/20/04       9,925        19,850
                             22,000(5)         1.37%          5.188     10/25/04       5,707        11,414

Gary L. Markle..........     10,000(5)         0.62%          9.875      3/30/04       4,937         9,875
                              4,000(5)         0.25%          5.188     10/25/04       1,038         2,075
                             15,000(5)         0.93%          5.125     11/01/04       3,844         7,687

--------
(1) The options were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant. The exercise price may be paid by delivery of cash or already owned shares, subject to certain conditions. As of March 30, 2000, the last sale price of the Company's Common Stock as quoted on The Nasdaq Stock Market was $5.125.
(2) Pursuant to applicable regulations, these amounts represent certain assumed rates of appreciation only. Actual gain, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved.
(3) These stock options were relinquished in October 1999.
(4) These stock options vest in eight equal quarterly installments commencing April 21, 1999, and expire five years from the date of grant.
(5) These stock options vest in four equal annual installments commencing one year from the date of grant, and expire five years from the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

   The following table provides certain information regarding stock options exercised by the Named Executive Officers during the fiscal year ended December 31, 1999, as well as the number of exercisable and unexercisable in-the-money stock options and their values at fiscal year-end. An option is in-the-money if the fair market value for the underlying securities exceeds the exercise price of the option.

                                                Number of Unexercised     Value of Unexercised
                                                     Options at          In-the-Money Options at
                           Shares                 December 31, 1999       December 31, 1999(1)
                          Acquired    Value   ------------------------- -------------------------
          Name           on Exercise Realized Exercisable/Unexercisable Exercisable/Unexercisable
          ----           ----------- -------- ------------------------- -------------------------
Steven S. Myers.........      --        --                 --/-- (2)               --/-- (2)
Michael A. Piraino......      --        --                 --/-- (2)               --/-- (2)
Thomas F. Heinsheimer...      --        --          11,750/75,050              --/$23,362
Ajaykumar K. Patel......      --        --          10,500/94,500              --/$28,260
Thomas J. Amrhein.......      --        --           5,000/72,000              --/$20,724
Gary L. Markle..........      --        --           2,500/51,500              --/$26,843

--------
(1) Calculated on the basis of $6.13, the closing price of the Company's Common Stock on December 31, 1999, minus the exercise price of the option, multiplied by the number of shares subject to the option.
(2) Mr. Myers and Mr. Piraino relinquished all of their outstanding stock options in October 1999.

Employment Agreements and Termination of Employment Arrangements

   In November 1997, the Company entered into an Employment Agreement with Steven S. Myers, then President, Chief Executive Officer and Chairman of the Board of the Company. This Employment Agreement provided for a two year term, participation in the Company's Executive Bonus Plan, and a severance benefit payment equal to twice the annual salary upon a termination of the employee by the Company without "cause" as defined therein. The annual salary of Mr. Myers under this Employment Agreement was $900,000.

   The Company entered into a new Employment Agreement with Mr. Myers effective February 2000. This Employment Agreement provides for a three-year term and a base salary equal to $600,000. In addition, Mr. Myers is eligible to receive an incentive bonus of up to $400,000, as determined by the Board of Directors with the recommendation of the Compensation Committee. The Employment Agreement also provides that, upon the Company's termination of the employee without "cause", as defined therein, the Company will continue to pay the employee his base salary and certain benefits until the earlier to occur of (i) the last day of the term of the agreement, (ii) the expiration of twelve (12) months after the effective date of termination, (iii) the date upon which the employee becomes employed on a full-time basis, or (iv) the date on which the employee violates certain non-competition and non-disclosure provisions of the agreement. In addition, the Company will pay the employee the pro-rated incentive bonus. See "Board Compensation Committee Report on Executive Compensation."

   Michael A. Piraino was elected President and Chief Operating Officer of the Company effective February 1999. The Company entered into a three-year Employment Agreement with Mr. Piraino, which provided for an annual salary of $300,000 and eligibility to receive a bonus, as determined by the Compensation Committee, not to exceed $300,000. In addition, the Employment Agreement provided for a severance benefit payment equal to the annual salary upon a termination of the employee by the Company without "cause" as defined therein.

   The Company entered into a new Employment Agreement with Mr. Piraino effective February 2000. This Employment Agreement provides for a three-year term and a base salary equal to $400,000. In addition, Mr. Piraino is eligible to receive an incentive bonus of up to $300,000, as determined by the Board of Directors with the recommendation of the Compensation Committee. The Employment Agreement also provides that, upon the Company's termination of the employee without "cause", as defined therein, the Company will continue to pay the employee his base salary and certain benefits until the earlier to occur of (i) the last day of the term of the agreement, (ii) the expiration of twelve (12) months after the effective date of termination, (iii) the date upon which the employee becomes employed on a full-time basis, or (iv) the date on which the employee violates certain non-competition and non-disclosure provisions of the agreement. In addition, the Company will pay the employee the pro-rated incentive bonus. See "Board Compensation Committee Report on Executive Compensation."

Compensation Committee Interlocks and Insider Participation

   During the fiscal year ended December 31, 1999, the members of the Compensation Committee were J. Christopher Lewis and James R. Mellor, both of whom are non-employee directors of the Company. Neither of the members of the Compensation Committee was, at any time during fiscal 1999 or at any other time, an officer or employee of the Company. There are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and Board members who serve as executive officers or Board members of such other entities.

Board Compensation Committee Report on Executive Compensation

   The Compensation Committee (the "Committee") of the Board of Directors hereby submits its report concerning the compensation policies of the Company. The Committee oversees the general compensation plan of the Company, sets the specific compensation of Steven S. Myers, the Company's Chief Executive Officer, and Michael A. Piraino, the Company's President and Chief Operating Officer (the "Senior Executives"), reviews the Chief Executive Officer's recommendations for compensation levels for other executive officers, and oversees the Company's stock incentive plans. The Committee is comprised of two non-employee directors who have no interlocking relationships as defined by the Securities and Exchange Commission.

 Compensation Policy and Philosophy

   The Company's executive compensation program is designed to align executive compensation with the Company's business strategy and performance. The goals of the executive compensation program are: (i) to attract and retain key executives critical to the success of the Company; (ii) to provide levels of compensation which are competitive with other companies of similar size and service offerings; and (iii) to motivate executives to enhance long-term shareholder value by building appropriate ownership in the Company.

 Executive Compensation Components

   The Company's executive compensation package is comprised of three components: base salary, annual incentive bonuses and stock options.

   Base salaries are the fixed component of the executive officers' compensation package. For fiscal 1999, the Compensation Committee approved the base salaries of the Senior Executives based on (i) salaries paid to executive officers with comparable responsibilities and employed by companies with comparable businesses,

(ii) performance and profitability of the Company in fiscal 1998, and (iii) individual performance in fiscal 1998 or, in the case of new hires, market conditions. The Compensation Committee reviews Senior Executives' salaries annually and exercised its judgment based on all of the factors described above in making its decisions. For all other executives, the Committee reviews the Chief Executive Officer's recommendations for base salaries and attempts to establish levels that are consistent with similar companies. No specific formula is applied to determine the weight of each criteria.

   The award of any bonuses to Senior Executives by the Committee is based upon the audited financial results of the Company as compared to the financial goals set by the Company. Additionally, the Committee reviews bonuses for other executives, which are recommended by the Chief Executive Officer and are based on the individual's contribution to the Company.

   A portion of the compensation of executive officers may from time to time be based upon the award of stock options which rely on increases in the value of the Company's Common Stock. In such cases, the issuance of options is intended to encourage such employees to establish a meaningful, long-term ownership interest in the Company consistent with the interests of the Company's shareholders. Under the Company's stock option plan, options are granted to certain officers, directors and key employees of the Company and its subsidiaries at the fair market value of the Company's Common Stock at the time of grant. Because the compensation element of options is dependent on increases over time in the market value of such shares, the use of stock options represents compensation that is tied to the Company's long-term performance.

   Stock options covering 310,800 shares of the Company's Common Stock were granted to the Company's current executive officers and stock options covering 1,298,629 shares of the Company's Common Stock were granted to other employees or directors of the Company during fiscal 1999 under the Company's Amended Stock Option Plan. The number of options granted to each executive officer or employee was based primarily on the executive's or employee's ability to influence the Company's long-term growth and profitability. The Compensation Committee believes that option grants afford a desirable long-term compensation method because they closely ally the interests of management with shareholder value and motivate executive officers to improve long-term stock market performance.

 Compensation of Senior Executives

   In November 1997, the Company entered into a two-year employment agreement with Steven S. Myers, the Company's Chief Executive Officer, which provided for an annual base salary of $900,000. In addition, Mr. Myers was eligible to receive, at the discretion of the Compensation Committee, a bonus not to exceed $900,000, and the grant of stock options pursuant to the Company's Amended Stock Option Plan. During 1998, the Committee adjusted Mr. Myers' salary to $550,000. This salary level is more consistent with compensation levels of similar companies, and the adjustment permitted the Company to add to its senior management team without incurring increased compensation expense. In 1999, Mr. Myers did not receive a bonus. In addition to his base salary, Mr. Myers received options to purchase 60,000 shares of the Company's Common Stock, at the closing price of the Company's Common Stock on the date of grant, subject to a four-year vesting schedule. Mr. Myers relinquished these options in October 1999. The Company entered into a new Employment Agreement with Mr. Myers effective February 2000, which provides for a three-year term and an annual base salary of $600,000. Mr. Myers is also eligible to receive a bonus of up to $400,000, as determined by the Board of Directors and the Compensation Committee.

   In December 1998, the Company entered into a three-year employment agreement with Michael A. Piraino, the Company's President and Chief Operating Officer, which provides for an annual base salary of $300,000. In addition, Mr. Piraino is eligible to receive, at the discretion of the Compensation Committee, a bonus not to exceed $300,000, and the grant of stock options pursuant to the Company's Amended 1997 Stock Option Plan. Mr. Piraino received options to purchase 300,000 shares of the Company's Common Stock in December 1998, at the closing price of the Common Stock on the date of grant. In 1999, Mr. Piraino received a contractually guaranteed minimum bonus in the amount of $100,000. In addition, to his base salary, Mr. Piraino received options to purchase 60,000 shares of the Company's common Stock, at the closing price of the Company's Common Stock on the date of grant, subject to a four-year vesting schedule. Mr. Piraino relinquished these options in October 1999. The Company entered into a new Employment Agreement with Mr. Piraino effective February 2000, which provides for a three-year term and an annual base salary of $400,000. Mr. Piraino is also eligible to receive a bonus of up to $300,000, as determined by the Board of Directors and the Compensation Committee.

COMPENSATION COMMITTEE:

J. Christopher Lewis
James R. Mellor

Performance Graph

   Set forth below is a line graph comparing the cumulative total shareholder return on the Company's Common Stock, based on its market price, with the cumulative total return of companies on The Nasdaq Stock Market (U.S. common stocks), companies with the same Standard Industrial Classification Code ("SIC Code"), and a peer group including Hagler Bailly, Inc. (HBIX), Maximus Inc.
(MMS) and Navigant Consulting, Inc. (NCI on New York Stock Exchange) (formerly named Metzler Group, Inc. (METZ) on The Nasdaq Stock Market), assuming reinvestment of dividends, for the period beginning January 1, 1999 through the Company's fiscal year ended December 31, 1999. The peer group was selected based upon the Company's SIC Code in 1998. However, the Company changed its SIC Code in March 2000 to more accurately correspond to the Company's current business. Therefore, the graph set forth below includes a comparison to the prior peer group and a peer group based upon the Company's current SIC Code. This graph assumes that the value of the investment in the Company's Common Stock and each of the comparison groups was $100 on January 30, 1998.

                            EDGAR REPRESENTATION OF
                              DATA POINTS USED IN
                                PRINTED GRAPHIC

                       [PERFORMANCE GRAPH APPEARS HERE]

                    COMPARISON OF CUMULATIVE TOTAL RETURN OF
                      COMPANY, PEER GROUP AND BROAD MARKET

          ------------FISCAL YEAR ENDING------------
COMPANY/INDEX/MARKET  1/29/98   3/31/98    6/30/98   9/30/98  12/31/98 3/31/99
S M & A Corp         $100.00   $147.92    $160.42   $143.75  $158.33   $95.83
Peer Group           $100.00   $112.56    $117.66   $111.21  $144.69   $96.36
NASDAQ Market Index  $100.00   $113.43    $116.54   $105.16  $136.65  $153.16
SIC Code Index-7373  $100.00   $115.74    $137.04   $131.68  $221.88  $311.82

                      6/30/99    9/30/99    12/31/99
S M & A Corp          $63.54      $64.58     $51.04
Peer Group            $90.99     $122.57     $64.71
NASDAQ Market Index  $167.59     $171.65    $252.90
SIC Code Index-7373  $296.83     $302.77    $487.21

ITEM 12--Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information as of March 30, 1999, regarding the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director, director nominee and Named Executive Officer (as hereinafter defined) of the Company, and (iii) all directors and executive officers as a group.

                                                 Amount and Nature
                                                   of Beneficial    Percent of
Name and Address of Beneficial Owner(1)            Ownership(2)    Common Stock
---------------------------------------          ----------------- ------------
Steve S. Myers and Paula K. Myers,..............         7,173,687     44.1%
 Trustees of the Steven Myers and Paul Mathis
 Revocable Trust, dated June 24, 1992(3)
Michael A. Piraino(3)...........................                 0      *
Thomas F. Heinsheimer,..........................           202,137     1.2%
 Trustee of the Heinsheimer Living Trust dated
 July 17, 1968(3)
Ajaykumar K. Patel and Elizabeth Ann
 Stillman(3)(4).................................            62,635      *
Thomas J. Amrhein(3)............................            57,336      *
Gary L. Markle(3)...............................             2,500      *
J. Christopher Lewis(5).........................           286,892     1.8%
James R. Mellor(3)..............................            15,000      *
Malcolm R. Currie(3)(6).........................            28,600      *
J. & W. Seligman & Co., Incorporated(7).........         1,347,293     8.3%
William C. Morris(7)............................         1,347,293     8.3%
All directors and executive officers as a group
 (9 persons)....................................         7,828,787     48.2%

--------
 *  Less than 1%
(1) Mr. Myers is the Chief Executive Officer and Chairman of the Board of the Company; Mr. Piraino is the President, Chief Operating Officer, Acting Chief Financial Officer, Secretary and a Director of the Company; Dr. Heinsheimer is the Senior Vice President and Chief Technology Officer of the Company; Mr. Patel is the President and General Manager of the Proposal Management Group of the Company; Mr. Amrhein is the President and General Manager of the Systems Solutions Group of the Company; Mr. Markle is the President and General Manager of the Information Technology Solutions Group of the Company; and Messrs. Lewis, Mellor and Currie are Directors of the Company.
(2) Includes shares of Common Stock subject to stock options which were exercisable as of March 30, 2000 or exercisable within 60 days after March 30, 2000, and are, respectively, as follows: Dr. Heinsheimer, 22,250 shares; Mr. Patel, 10,500 shares; Mr. Amrhein, 10,500 shares; Mr. Markle, 2,500; Mr. Lewis, 10,500 shares; Mr. Mellor, 15,000 shares; Mr. Currie, 15,000 shares; and all directors and executive officers as a group, 86,250 shares.
(3) Address is c/o SM&A Corporation, 4695 MacArthur Court, Eighth Floor, Newport Beach, California 92660.
(4) Includes 700 shares of the Company's Common Stock in the name of Catherine Patel, Mr. Patel's daughter.
(5) Address is c/o Riordan, Lewis & Haden, 300 S. Grand Avenue, 29th Floor, Los Angeles, California 90071.
(6) Includes 13,600 shares of the Company's Common Stock in the name of Freddie Bear Partnership, and beneficially owned by Dr. Currie.
(7) Address is 100 Park Avenue, New York, New York 10017.

ITEM 13--Certain Relationships and Related Transactions

   In September 1998, Space Applications Corporation ("SAC"), then a wholly-owned subsidiary of the Company, entered into a Common Stock Purchase Agreement with Summit Aviation, Inc. ("Summit"), a company wholly owned by Steven S. Myers, the Company's Chief Executive Officer, pursuant to which Summit purchased from SAC 4,500 shares of common stock of Savant Corporation ("Savant"), for an aggregate purchase price of $2,000,000, of which $200,000 was paid in cash and the remaining $1,800,000 was paid by a promissory note guaranteed by Mr. Myers (the "Note"). The original Note provided for interest at a rate of nine percent (9%) per annum, and was payable in thirty (30) equal monthly installments of $30,000 each, commencing October 31, 1998, with a final balloon payment of all outstanding principal and interest owing due and payable on March 31, 2001. The terms of the Note were renegotiated in March 1999 to provide for monthly interest payments of thirty day LIBOR until March 31, 2001, with a balloon payment of all outstanding principal and interest owing due and payable on March 31, 2001.
The largest aggregate amount of indebtedness outstanding at any time since the beginning of the Company's 1999 fiscal year in connection with this transaction was $1,700,000. As of March 30, 2000, the amount outstanding was $1,700,000.

   The Agreement provides that, if substantially all of the assets of Savant are sold, or if 50% or more of the common stock purchased in the transaction is sold or exchanged in a merger or other reorganization (a "Sale Transaction"), within six months of the date of the Agreement, Mr. Myers would pay to SAC an amount equal to 50% of any amount in excess of $2,000,000 ("Excess Proceeds") payable to Mr. Myers in connection with the Sale Transaction. If the Sale Transaction occurred after six months but within twelve months of the date of the Agreement, Mr. Myers would be required to pay to SAC an amount equal to 25% of any Excess Proceeds. The Note would become payable upon the Sale Transaction if such sale resulted in a payment obligation to Mr. Myers equal to or greater in value than the original principal balance of the Note. The terms of the Agreement were approved by the Company's Board of Directors and considered to be as favorable as would have been obtained from an unaffiliated third party. In December 1998, SAC merged into SM&A Corporation (East), a wholly-owned subsidiary of the Company.

   In June 1998, the Company sold its Turbo Commander aircraft to Summit for $880,000 represented by a promissory note secured by a first priority security interest on the aircraft. The note bears interest at a rate of 8.5% per annum, and was due and payable in full no later than June 25, 1999. The largest aggregate amount of indebtedness outstanding at any time since the beginning of the Company's 1999 fiscal year in connection with this transaction was $880,000. The entire amount of the indebtedness was repaid in April 1999. The terms of such sale were considered by the Company's Board of Directors to be as favorable as would have been obtained from an unaffiliated third party.

   Edward A. Beeman was employed by the Company from May 1999 until November 1999. Mr. Beeman's employment was terminated by mutual agreement and consent of Mr. Beeman and the Company. Effective November 1, 1999, Mr. Beeman and the Company entered into a Severance Agreement and General Release of All Claims (the "Severance Agreement"). Pursuant to the Severance Agreement, the Company pays Mr. Beeman severance for the shorter of either (i) the period ending December 31, 2000 or (ii) until Mr. Beeman commences other employment (as an employee, consultant (other than isolated engagements for a single project for a period not to exceed two weeks), officer, director, partner or owner, and whether full or part time), to the extent he received or anticipates receiving compensation for such services. In addition, the Severance Agreement provides that the Company will pay a supplemental bonus to Mr. Beeman if he commences employment on or before certain specified dates. The Severance Agreement also provides that Mr. Beeman will be entitled to exercise all stock options previously granted to him under the Company's Amended 1997 Stock Option Plan, to the extent vested on or before November 1, 1999, and Mr. Beeman will continue to vest additional previously granted options on specified dates, subject to certain limitations. In connection with the Severance Agreement, Mr. Beeman released the Company, its officers, directors, predecessors, successors, subsidiaries and agents from all claims he may have had against the them.

   The Company charters aircraft from time to time through an air service chartering company controlled by Steven S. Myers, the Company's principal shareholder. The terms of use and charter rates paid by the Company are established by the air service chartering company and are considered by the Company to be competitive with charter rates and on terms as favorable as those from unaffiliated third parties for similar aircraft. Charter fees amounted to approximately $396,000 for the fiscal year ended December 31, 1999.

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

                                                  Dated: April 24, 2000

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

                Name                             Title                  Date
                ----                             -----                  ----

      /s/ Steven S. Myers            Chairman of the Board and     April 24, 2000
____________________________________  Chief Executive Officer
          Steven S. Myers             (Principal Executive
                                      Officer)

     /s/ Michael A. Piraino          President, Chief Operating    April 24, 2000
____________________________________  Officer, Acting Chief
         Michael A. Piraino           Financial Officer,
                                      Secretary and Director
                                      (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)

    /s/ J. Christopher Lewis         Director                      April 24, 2000
____________________________________
        J. Christopher Lewis


      /s/ James R. Mellor            Director                      April 24, 2000
____________________________________
          James R. Mellor

     /s/ Malcolm R. Currie           Director                      April 21, 2000
____________________________________
         Malcolm R. Currie

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


   10.1 Amended 1997 Stock Option Plan and related form of Stock Option
        Agreement (filed on April 7, 2000 as Exhibit 10.1 to the Registrant's
        Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)


   10.2 Amended and Restated Employee Stock Purchase Plan (filed on April 7,
        2000 as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)


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

   10.17 Employment Agreement dated March 30, 1999, between Systems Integration
         Software, Inc. and Gary Markle (filed on April 7, 2000 as Exhibit
         10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

   10.18 Employment Agreement dated September 20, 1999, by and between Kapos
         Associates Inc. and Ervin Kapos (filed on April 7, 2000 as Exhibit
         10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

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


   10.22 Escrow Agreement dated May 29, 1998, by and between the Registrant,
         Space Applications Corporation, First American Trust Company, Stanley
         Y.H. Hee and certain shareholders identified therein (filed on March
         31, 1999 as Exhibit 10.16 to the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1998 and incorporated herein by reference)

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

   10.31 Common Stock Purchase Agreement dated September 30, 1998 between Space
         Applications Corporation and Summit Aviation (filed on March 31, 1999 as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   10.32 Office Lease between Orix Prime West Colorado Springs Venture and
         Decision-Science Applications, Inc., as amended by First Amendment to
         Office Lease and Second Amendment to Office Lease (filed on April 7,
         2000 as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)


   10.33 Employment Agreement dated as of February 1, 2000 between the
         Registrant and Steven S. Myers*


   10.34 Employment Agreement dated as of February 10, 2000 between the
         Registrant and Michael A. Piraino*


   21    Subsidiaries of the Registrant*


   23    Consent of KPMG LLP (filed on April 7, 2000 as Exhibit 23 to the
         Registrant's Annual Report on Form 10-K for the year ended December
         31, 1999 and incorporated herein by reference)


   27    Financial Data Schedule (filed on April 7, 2000 as Exhibit 27 to the
         Registrant's Annual Report on Form 10-K for the year ended December
         31, 1999 and incorporated herein by reference)

--------
* Filed herewith.