Form 10-Q
period 2000-03-31
EMERGENT INFORMATION TECHNOLOGIES INC
filed 2000-05-15
CIK 1050031

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For The Quarter Ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to _____________

                        Commission file number 000-23585

                               ----------------

                    EMERGENT INFORMATION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                 CALIFORNIA                                      33-0080929
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)


          4695 MACARTHUR COURT, EIGHTH FLOOR, NEWPORT BEACH, CA 92660
                    (Address of principal executive offices)

                                 (949) 975-1487
              (Registrant's telephone number, including area code)

                                SM&A CORPORATION
   (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                    Outstanding at March 31, 2000
                    -----                    -----------------------------
                 Common Stock                          16,198,878

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                          Page
                                                                          -----

                          PART I. FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements.............................

         Consolidated Balance Sheets as of March 31, 2000 and December
         31, 1999......................................................       3

         Consolidated Statements of Earnings for the three months ended
         March 31, 2000 and 1999.......................................       4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2000 and 1999.................................       5

         Notes to Consolidated Financial Statements....................     6-9

         Management's Discussion and Analysis of Financial Condition
 Item 2. and Results of Operations.....................................   10-17

                           PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.............................................      18

 Item 2. Changes in Securities and Use of Proceeds.....................      18

 Item 3. Defaults Upon Senior Securities...............................      18

 Item 4. Submission of Matters to Vote of Security Holders.............      18

 Item 5. Other Information.............................................      18

 Item 6. Exhibits and Reports on Form 8-K..............................      18

 Signatures.............................................................     19

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        March 31,  December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (unaudited)

                        ASSETS
                        ------

Current Assets:
  Cash and cash equivalents...........................  $  1,376     $ 1,226
  Accounts receivable, net of allowance for doubtful
   accounts...........................................    26,132      22,676
  Costs and estimated earnings in excess of billings
   on contracts in progress, net of allowance.........     9,641       7,851
  Prepaid income taxes................................     4,272       4,665
  Prepaid expenses and other assets...................     1,257         440
  Deferred income taxes...............................     1,466       1,466
                                                        --------     -------
    Total current assets..............................    44,144      38,324

Property and equipment, net...........................     5,764       5,636
Notes receivable--affiliates..........................     1,668       1,744
Other assets..........................................     2,765       2,360
Goodwill, net.........................................    55,593      48,778
                                                        --------     -------
    Total assets......................................  $109,934     $96,842
                                                        ========     =======

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current Liabilities:
  Trade accounts payable..............................  $  4,535     $ 3,475
  Accrued compensation and payroll taxes..............     8,432       6,093
  Accrued earnout payable.............................     7,132       6,000
  Other liabilities...................................     1,414         532
                                                        --------     -------
    Total current liabilities.........................    21,513      16,100

Deferred income taxes.................................       399         399
Other liabilities.....................................     1,085         870
Long-term debt, excluding current portion.............    35,818      29,017
                                                        --------     -------
    Total liabilities.................................    58,815      46,386

Shareholders' equity:
  Common stock, no par value..........................       161         161
  Additional paid in capital..........................    45,285      45,285
  Retained earnings...................................     5,673       5,010
                                                        --------     -------
    Total shareholders' equity........................    51,119      50,456
                                                        --------     -------
    Total liabilities and shareholders' equity........  $109,934     $96,842
                                                        ========     =======

     The accompany notes are an integral part of the unaudited consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (unaudited)

                                                                Three Months
                                                               Ended March 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
Net revenues.................................................. $31,587  $25,314
Cost of revenues..............................................  18,830   14,430
                                                               -------  -------
  Gross margin................................................  12,757   10,884

Selling, general and administrative expenses..................   9,201    5,481
Software development expenses.................................   1,279    1,168
Amortization of goodwill and other intangibles................     521      345
                                                               -------  -------
  Operating income............................................   1,756    3,890

Other income (expense)........................................    (593)      39
                                                               -------  -------
  Income before income taxes..................................   1,163    3,929

Income tax expense............................................     500    1,599
                                                               -------  -------
Net income.................................................... $   663  $ 2,330
                                                               =======  =======
Net income per share:
  Basic....................................................... $  0.04  $  0.14
  Diluted..................................................... $  0.04  $  0.14
                                                               =======  =======
Weighted average common shares outstanding:
  Basic.......................................................  16,181   16,515
  Diluted.....................................................  16,231   16,927
                                                               =======  =======



     The accompany notes are an integral part of the unaudited consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
Cash flows from operating activities:
  Net income................................................. $   663  $ 2,330
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Provision for doubtful accounts..........................     (25)     (30)
    Depreciation and amortization............................     859      345
    Changes in assets and liabilities, net of effect of
     acquisitions:
      Accounts receivable, net...............................  (2,281)  (1,883)
      Costs and estimated earnings in excess of billings.....  (1,790)  (4,073)
      Prepaid expenses and other assets......................  (1,223)     379
      Trade accounts payable.................................     535      401
      Accrued compensation and payroll taxes.................   1,981    1,330
      Income taxes...........................................     393    1,061
      Other liabilities......................................     120     (596)
                                                              -------  -------
        Net cash used in operating activities................    (768)    (736)

Cash flows from investing activities:
  Acquisition, principally goodwill, net of cash acquired....  (5,724)  (3,278)
  Additional expenditures related to acquisitions............      (4)    (645)
  Purchases of property and equipment........................    (231)    (349)
  Repayment from (advances to) shareholder...................      76      (22)
                                                              -------  -------
        Net cash used in investing activities................  (5,883)  (4,294)

Cash flows from financing activities:
  Proceeds from issuance of common stock.....................     --        60
  Long-term borrowings.......................................   6,801    6,464
  Common stock repurchase....................................     --    (1,113)
                                                              -------  -------
        Net cash provided by financing activities............   6,801    5,411

  Net increase in cash and cash equivalents..................     150      381
Cash at beginning of period..................................   1,226      454
                                                              -------  -------
Cash at end of period........................................ $ 1,376  $   835
                                                              =======  =======
Supplemental information--Cash paid for:
  Interest................................................... $   391  $     8
  Income taxes...............................................     --       464
                                                              =======  =======
Supplemental schedule of noncash investing activity:

Detail of business acquired and other purchase accounting adjustments as follows
 (in thousands):
  Cash consideration paid for acquisition.................... $ 6,359  $ 3,263
  Plus acquisition expenses..................................     401       40
  Less cash acquired in acquisition..........................  (1,036)     (25)
                                                              -------  -------
    Cash paid for acquisition, net of cash acquired.......... $ 5,724  $ 3,278
                                                              =======  =======

     The accompany notes are an integral part of the unaudited consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 2000 and 1999

NOTE 1. GENERAL

   Emergent Information Technologies, Inc. (formerly SM&A Corporation) and Subsidiaries ("the Company") is a comprehensive provider of competitive-edge information technology services, software products and business solutions, high-end systems engineering services, and integrated proposal management services. In January 1998, the Company completed an initial public offering ("IPO") of Common Stock. Subsequently, in May 1998, the Company acquired Space Applications Corporation ("SAC"). SAC provides systems engineering, scientific research, program management support and technical support to military and civilian space programs, the intelligence community, and the armed services. In August 1998, the Company acquired Decision-Science Applications, Inc. ("DSA"). DSA provides system engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. In March 1999, the Company acquired Systems Integration Software, Inc. ("SIS"). SIS provides systems engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. In September 1999, the Company acquired Kapos Associates Inc. ("KAI"). KAI provides operations research, wargaming and systems analysis to the U.S Government. In February 2000, the Company acquired System Simulation Solutions, Inc. ("S3I"). S3I specializes in the design, development and application of powerful simulation software products for the United States Air Force assisting them on evaluating large-scale campaign level operations. SAC, DSA, SIS, KAI and S3I are collectively referred to as "the Acquisitions". These transactions were accounted for as purchases and, accordingly, the consolidated financial statements include the financial results of the Acquisitions from the effective dates of the respective events.

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

   The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 30 years. The recoverability of goodwill is determined by comparing the carrying value of intangible assets to the estimated future operating income of the Company on an undiscounted cash-flow basis. Should the carrying value of goodwill exceed the estimated operating income for the expected period of benefit, an impairment for the excess would be recorded at that time. As of March 31, 2000, no impairment has been recognized.

   These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999. This supplementary information is included in Form 10-K/A filed by the Company with the Securities and Exchange Commission on April 26, 2000.

   Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

               For the Three Months Ended March 31, 2000 and 1999

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

   The following table illustrates the computation of basic and diluted earnings per common share (in thousands, except per share data):

                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                                2000    1999
                                                               ------- -------
   Numerator for basic and diluted income per common share--
    net earnings.............................................. $   663 $ 2,330
                                                               ------- -------
   Denominator for basic income per share--weighted average
    shares outstanding during the period......................  16,181  16,515
   Incremental common shares attributable to dilutive
    outstanding stock options.................................      50     412
                                                               ------- -------
   Denominator for diluted income per common share............  16,231  16,927
                                                               ------- -------
   Basic net income per common share.......................... $   .04 $   .14
                                                               ======= =======
   Diluted net income per common share........................ $   .04 $   .14
                                                               ======= =======

   Anti-dilutive shares excluded from the reconciliation above were 1,568,000 and 173,000 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 3. ACQUISITIONS

   In February 2000, the Company acquired substantially all of the assets and assumption of certain liabilities of System Simulation Solutions, Inc. ("S3I") for approximately $6.3 million in cash. S3I has the right to receive up to approximately $1.0 million in additional consideration contingent upon S3I's achievement of certain operating results for the twelve month periods ending February 28, 2001, and February 28, 2002. The earnouts are payable in cash and, if earned, are due within 60 days after each of the first and second anniversary of the closing date, and will be recorded as an addition to goodwill. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements will include the financial results of S3I from February 1, 2000, the beginning of the accounting period in which the purchase transaction was finalized. Results of operations for the three months ended March 31, 2000 and 1999 would not have been materially impacted on a pro forma basis if the acquisition of S3I had occurred as of the beginning of the respective periods.

   The Company acquired SIS in March 1999, and KAI in September 1999, for an aggregate amount of $5.5 million in cash and additional consideration contingent upon the achievement of certain operating results.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

               For the Three Months Ended March 31, 2000 and 1999

The Company has accrued $7.1 million as the earnout payment due in April 2000, under the SIS acquisition agreement. These transactions were accounted for as purchases and, accordingly, the consolidated financial statements include the financial results of SIS and KAI from the effective dates of each such acquisition. Results of operations for the three months ended March 31, 2000 and 1999 would not have been materially impacted on a pro forma basis if the acquisitions of SIS and KAI had occurred as of the beginning of the respective periods.

   The Company recorded goodwill of approximately $58.2 million as a result of the Acquisitions. The Company incurred costs and expenses in connection with the Acquisitions, including legal and accounting, and other various expenses. Eligible costs will be capitalized as part of goodwill in accordance with generally accepted accounting principles (GAAP). The allocation of the purchase price for the Acquisitions and other purchase accounting adjustments is as follows (in thousands):

     Total purchase price, net......................................... $58,163
     Net assets acquired...............................................  (9,510)
     Acquisition costs.................................................   9,171
                                                                        -------
     Goodwill..........................................................  57,824
     Less accumulated amortization.....................................  (2,231)
                                                                        -------
     Goodwill, net..................................................... $55,593
                                                                        =======

NOTE 4. LONG-TERM DEBT

   On April 10, 2000, the Company amended its five-year, $50.0 million revolving line of credit (the "Amended Credit Facility") with its bank syndicate. The Amended Credit Facility, which is secured by a first priority interest in substantially all of the assets and a pledge of capital stock of each subsidiary of the Company, matures in December 2001 and has two interest rate options; the Bank's Prime rate plus 0% to 1.0%, or LIBOR plus 1.25% to 3.5%, based on the ratio of total indebtedness to earnings before interest and taxes. The Amended Credit Facility requires payment of a fee of 0.2% to 0.4% of the average unused portion of the facility, based on the ratio of total indebtedness to earnings before interest and taxes, and contains certain covenants. The most restrictive covenants require the Company to maintain quarterly profitability, minimum consolidated net worth, maximum indebtedness to EBITDA, maximum indebtedness to consolidated net worth, minimum fixed charge coverage ratio, mandatory prepayments, and a commitment reduction schedule as defined in the Amended Credit Facility. The Company is also restricted from dividend and stock repurchases, limitations on capital expenditures, and no further acquisitions without the consent of the lenders. As of March 31, 2000, the Company was in compliance with all covenants. The Company had $35,818,000 outstanding under the Amended Credit Facility at March 31, 2000 at an effective interest rate of 8.12%.

NOTE 5. SEGMENT REPORTING DATA

   The Company classifies its operations into four lines of business, based on geographical location and each offering a distinct set of services. These lines of business are summarized as follows: Emergent West, which focuses on implementing and integrating web-based selling systems; Emergent Central, which focuses on supporting commercial telecommunications, B2B Internet commerce and other related industries; Emergent East, which provides IT support, science, and program management for both commercial and government clients; and Steven Myers & Associates, which involves assisting clients with the procurement of government and commercial programs. As of March 31, 2000, there has been no activity in Emergent West.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

               For the Three Months Ended March 31, 2000 and 1999


   The Company evaluates performance based on several factors, of which a primary financial measure is business segment revenue earned. The revenue recognition policies of the business segments vary according to the type of contract being worked.

   Information as to the net revenues of the lines of business is set forth below. The information presented for the three months ended March 31, 2000 and 1999 represents historical supplemental data as described in the statements of income (in thousands):

                                                                Three Months
                                                               Ended March 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Net revenues:
   Emergent Central........................................... $ 3,190  $ 4,926
   Emergent East..............................................  19,334    9,809
   Steven Myers & Associates..................................   9,063   10,579
                                                               -------  -------
     Total revenues........................................... $31,587  $25,314
                                                               =======  =======

   Depreciation and amortization expense:
   Emergent Central........................................... $    86  $    35
   Emergent East..............................................     596      239
   Steven Myers & Associates..................................      37       15
   Executive Group............................................     140       56
                                                               -------  -------
     Total depreciation and amortization expense.............. $   859  $   345
                                                               =======  =======

   Operating income (loss):
   Emergent Central........................................... $  (495) $   375
   Emergent East..............................................   2,261    2,656
   Steven Myers & Associates..................................   2,677    4,012
   Executive Group............................................  (2,687)  (3,154)
                                                               -------  -------
     Total operating income................................... $ 1,756  $ 3,890
                                                               =======  =======

   Income (loss) from continuing operations:
   Emergent Central........................................... $  (282) $   233
   Emergent East..............................................   1,289    1,571
   Steven Myers & Associates..................................   1,526    2,367
   Executive Group............................................  (1,870)  (1,841)
                                                               -------  -------
     Total income from continuing operations.................. $   663  $ 2,330
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

Our business depends substantially on the defense industry

   Approximately 54.5% of our revenues were derived from Steven Myers & Associates, Inc. services related to government procurement contracts for the fiscal year ended December 31, 1999. In addition, a significant portion of our revenues are derived from contracts or subcontracts with the U.S. Government. For the foreseeable future, we expect that the percentage of revenues attributable to such contracts will continue to be substantial. U.S. Government expenditures for defense products may decline in the future with such reductions having an effect our clients, or, indirectly, on us. A number of trends may contribute to such a decline, including:

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

   There can be no assurance that the anticipated economic, operational and other benefits of our acquisition of SAC, DSA, SIS, KAI or S3I or any future acquisitions will be realized. We cannot be sure that we will be able to successfully integrate acquired businesses in a timely manner without substantial costs, delays or other operational or financial problems. The difficulties of such integration may initially be increased by our need to integrate personnel with different business backgrounds and corporate cultures. In addition, acquisitions may involve our spending significant funds. Our failure to effectively integrate the acquired companies may adversely affect our ability to bid successfully on certain engagements and otherwise grow our business. Client dissatisfaction or performance problems at a single acquired company could have an adverse effect on our reputation as a whole, and this could result in increased difficulty in marketing services or acquiring companies in the future. In addition, we cannot be certain that the acquired companies will operate profitably or will not otherwise hurt operating results. There are other risks with acquisitions. These include diversion of management attention, potential loss of key clients or personnel, risks associated with unanticipated problems, liabilities or contingencies and risks of entering markets in which we have limited or no direct expertise. The occurrence of some or all of the events described in these risks could have a material adverse effect on our business, operating results and financial condition.

We rely on a relatively limited number of clients

   We derive a significant portion of revenues from a relatively limited number of clients. For example, our revenues from the ten most significant clients accounted for approximately 80.0%, 76.0%, 90.3%, and 98.0% of our total revenues for the years ended December 31, 1999, 1998, 1997, and 1996, respectively. Three clients, the U.S. Government, Lockheed Martin Corporation, and Raytheon Company accounted for approximately 64.1%, 57.2% and 33.3% of our total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Raytheon Corporation is our single largest commercial client, accounting for approximately 20.5%, 15.8%, and 10.9% of our total revenues for the years ended December 31, 1999, 1998, and 1997, respectively.

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

   We recently entered and seek to achieve significant growth in the IT services systems engineering and proprietary software products markets; however, there can be no assurance that we will be successful in such efforts. The market for services in the contract support industry is highly competitive, highly fragmented and subject to rapid change. Such competition is likely to increase in the future. Many of our competitors have greater personnel, financial, technical and marketing resources than us. Such competitors include many larger management consulting firms such as McKinsey & Company, Booz Allen & Hamilton, and Science Applications International Corp., as well as the consulting arms of major accounting firms, IT service and solutions firms such as American Management Systems, Answer Think Consulting Group, Diamond Technology Partners, Inc., and CACI International. We also compete with our clients' in-house resources. This source of competition may increase as consolidation of the aerospace and defense industry creates larger organizations. In addition, there can be no assurance that we will be successful in such efforts. In addition, significant further expense for sales and marketing may require us to promote a major expansion of our services in such area. If we are unsuccessful in our efforts to penetrate further the market for such services, or our current 86.5% win rate in the proposal management business drops significantly, our growth prospects could be materially and adversely affected.

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

We rely heavily upon our key employees

   Our success is highly dependent upon the efforts, abilities, business generation capabilities and project execution of our executive officers, in particular those of Steven S. Myers, our Chairman of the Board and Michael A. Piraino, our Chief Executive Officer and President. The loss of the services of either of these individuals for any reason could materially and adversely affect our business, operating results and financial condition, including our ability to secure and complete engagements. We currently maintain a key-man life insurance policy in the amount of $2.0 million each, for Mr. Myers and Mr. Piraino.

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

Our stock price is subject to significant volatility

   Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and March 31, 2000 the closing sale price has ranged from a low of $4.88 per share to a high of $31.13 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

  .  changes in generally accepted accounting principles

  .  sales of common stock by existing holders

  .  the announcement and market acceptance of proposed acquisitions

Year 2000 issues could affect our business

   The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations. Thus far, we have had no significant problems related to year 2000 issues associated with the computer systems, software, or any other property and equipment currently in use. However, we cannot guarantee that the year 2000 problem will not adversely affect our business, operating results, or financial condition at some point in the future.

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

Our principal shareholder has significant control over Emergent Information Technologies, Inc.

   Steven S. Myers, our Chairman of the Board, beneficially owns approximately 44.1% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company and may adversely affect the voting or other rights of other holders of common stock. Our board of directors is currently comprised entirely of individuals supported by Mr. Myers.

We may fail to manage our cash flow and violate our debt covenants

   We have recently expended and expect to continue to expend significant amounts of cash in connection with our growth and the acquisition of other companies. In addition, as a result of certain earnout obligations, we may be required to make further expenditures of cash in connection with such acquisitions. We also require certain levels of cash in the normal operation of our business. We currently maintain credit facilities with our banks in the amount of $50 million. At March 31, 2000, we have a balance outstanding pursuant to such credit facilities of $35.8 million.

   While we believe that our current financing needs will be adequately addressed with our current credit facilities and profits from operations for the foreseeable future, there can be no assurance that such credit facilities will be sufficient for all our requirements in the future, that our banks will increase our credit facilities as and when needed, that such banks will renew our credit facilities at the expiration of their current term or that any such modification or renewal will be on terms satisfactory to us. In such case, we may be compelled to consider, among other things, raising additional cash through the equity markets. If we are unable to obtain additional financing when so required, there would be a material adverse effect on the Company's business, financial condition and results of operations.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

   Net Revenues. Net revenues increased $6.3 million, or 24.9%, to $31.6 million for the three months ended March 31, 2000 as compared to $25.3 million for the three months ended March 31, 1999. The increase resulted primarily from a combination of internal revenue growth and acquisitions (KAI and S3I contributed 2000 revenue of $2.2 million). The internal revenue growth rate, which excludes revenue from the first twelve months after the closing date for each acquisition, was approximately 16%. Factors contributing to our internal growth rate include: (i) increased demand in the information technology and high-end contract support services market; (ii) increased billing rates resulting from an increase in associates' wages; and (iii) sales of internally developed software products and related maintenance services.

   Gross Margin. Gross margin increased $1.9 million, or 17.4%, to $12.8 million, for the three months ended March 31, 2000 as compared to $10.9 million for the three months ended March 31, 1999. As a percentage of net revenues, gross margin decreased to 40.4% compared to 43.0% for the same three months of 1999. The decrease in gross margin as a percentage of revenues was attributed to an increase in compensation and benefits to direct employees and a reduction in contribution from the Company's proposal management business as a percentage of total revenues.

   Selling, General & Administrative Expenses, Software Development Costs and Amortization of Goodwill and Other Intangibles. Selling, general and administrative expenses increased $3.7 million, or 67.9%, to $9.2 million for the three months ended March 31, 2000 as compared to $5.5 million for the three months ended March 31, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 29.1% for the three months ended March 31, 2000, as compared to 21.7% for the same three months of 1999. This increase was the result of increases in administrative costs related to the increase in number of personnel as well as facility expenses attributable to the Company's new office facilities in Vienna, Virginia and Colorado Springs, Colorado. The Company expensed $1.3 million of development costs for software products being sold or to be sold to commercial customers for the three months ended March 31, 2000 as compared to $1.2 million in the prior year period. Amortization of goodwill and other intangibles increased to $0.5 million for the three months ended March 31, 2000, from $0.3 million for the same three months of 1999, reflecting the acquisition of S3I in the current year.

   Operating Income. Operating income was $1.8 million for the three months ended March 31, 2000 as compared to $3.9 million in the prior year period. As a percentage of revenues, operating income decreased to 5.6% for the three months ended March 31, 2000 from 15.4% for the same three months of 1999, which is attributed to the increase in selling, general and administrative expenses, discussed above.

   Other Income (Expense). Other expense, net was $593,000 for the three months ended March 31, 2000 as compared to other income, net of $39,000 for the same three months of 1999. The increase in net expenses is due to higher interest expense of $606,000 based on increased bank borrowings.

   Net Income. Net income was $0.7 million for the three months ended March 31, 2000 as compared to $2.3 million for the same three months in 1999, a decrease of $1.6 million or 69.6%.

                        LIQUIDITY AND CAPITAL RESOURCES

   For the three months ended March 31, 2000, the Company's net cash used in operating activities was approximately $0.8 million, compared to cash flows used in operating activities of $0.7 million in the same period of the prior year. This increase was due to an increase in accounts receivables and software development expenses.

   Net cash used in investing activities was $5.9 million for the three months ending March 31, 2000, compared to cash flows used in investing activities of $4.3 million for the same period of the prior year. The Company's primary uses of funds on investing activities during the three months ended March 31, 2000 were the acquisition of S3I in February 2000 and purchases of property and equipment used in operations.

   Net cash provided by financing activities was $6.8 million in the three months ended March 31, 2000, compared to $5.4 million for the same period of the prior year. The primary source of cash provided by financing activities for the three months ended March 31, 2000, was net borrowings of $6.8 million to fund the acquisition of S3I.

   The Company previously completed the acquisition of all the outstanding common shares of SIS in March, 1999. The definitive agreement obligates the Company to make an earnout payment contingent upon the achievement of certain operating results. The earnout paid in April 2000 was $7.1 million and was recorded in goodwill and accrued earnout payable as of March 31, 2000. The Company paid such earnout payment from existing cash and cash equivalents, cash flow from operations and available borrowings under the Amended Credit Facility.

   The definitive agreements with KAI and S3I obligate the Company to make earnout payments contingent upon the achievement of certain operating results. The earnouts are payable in cash and are due within the next eighteen months. The Company believes that the final earnout payments, as adjusted, could range between $3.0 and $4.0 million. The Company expects to pay such earnout payments from existing cash and cash equivalents, cash flow from operations and available borrowings under the Amended Credit Facility.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   Not applicable

ITEM 5. OTHER INFORMATION

   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

   Exhibit
     No.
   -------
    10.1*  Amendment Number One to amended and restated credit and security agreement dated August 20, 1999 among the Company and Mellon Bank.

    10.2* Amendment Number One [Two] to amended and restated credit and security agreement dated April 10, 2000 among the Company, Mellon
           Bank, and Wells Fargo Bank.

    10.3*  Stock Pledge Agreement dated April 10, 2000 among the Company and
           Mellon Bank.

    27.1*  Financial Data Schedule

    (b) Reports on Form 8-K

     None
--------
   * filed herewith

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     EMERGENT INFORMATION TECHNOLOGIES, INC.

Date: May 15, 2000                             /s/ Michael A. Piraino
                                     By: ______________________________________
                                                   Michael A. Piraino
                                          President, Chief Executive Officer,
                                             Acting Chief Financial Officer,
                                                 Secretary and Director
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX

 Exhibit
 Number  Description
 ------- -----------
 10.1    Amendment Number One to amended and restated credit and security agreement dated August 20, 1999 among the Company and Mellon Bank.

 10.2 Amendment Number One [Two] to amended and restated credit and security agreement dated April 10, 2000 among the Company, Mellon Bank, and
         Wells Fargo Bank.

 10.3    Stock Pledge Agreement dated April 10, 2000 among the Company and
         Mellon Bank.

 27.1    Financial Data Schedule