Form 10-K/A
period 1999-12-31
EMERGENT INFORMATION TECHNOLOGIES INC
filed 2000-06-05
CIK 1050031

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                              AMENDMENT NO. 2 TO
                                   FORM 10-K
(Mark One)

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

             Name             Age Position
             ----             --- --------
 Steven S. Myers.............  53 Chief Executive Officer, Chairman of the
                                  Board of Directors
 Michael A. Piraino(1).......  46 President, Chief Operating Officer, Acting
                                  Chief Financial Officer, Secretary and
                                  Director
 Thomas F. Heinsheimer.......  60 Senior Vice President, Chief Technical
                                  Officer
 Ajaykumar K. Patel..........  39 President and General Manager, Proposal
                                  Management Group
 Gary L. Markle..............  46 President and General Manager, Information
                                  Technology Solutions Group
 Thomas J. Amrhein...........  60 President and General Manager, Systems
                                  Solutions Group
 J. Christopher Lewis(2)(3)..  43 Director
 Malcolm R. Currie...........  73 Director
 James R. Mellor(2)(3).......  69 Director

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

                                                                                  Potential Realizable
                                                                                    Value At Assumed
                            Number of       Percent of                            Annual Rates of Stock
                            Shares of     Total Options                            Price Appreciation
                          Common Stock      Granted to    Exercise or              for Option Term(2)
                           Underlying    Employees During  Base Price  Expiration ------------------------
Name                     Options Granted   Fiscal Year    Per Share(1)    Date      5% ($)       10% ($)
----                     --------------- ---------------- ------------ ---------- ----------    ----------
Steven S. Myers.........     60,000(3)         3.73%        $ 7.940      7/20/04         -- (3)        -- (3)
Michael A. Piraino......     60,000(3)         3.73%          7.940      7/20/04         -- (3)        -- (3)

Thomas F. Heinsheimer...     10,000(4)         0.62%         16.750      1/21/04      47,462       108,089
                             20,000(5)         1.24%          7.940      7/20/04      44,997       102,475
                             24,800(5)         1.54%          5.188     10/25/04      36,457        83,025

Ajaykumar K. Patel......     49,000(5)         3.04%          7.940      7/20/04     110,243       251,063
                             30,000(5)         1.86%          5.188     10/25/04      44,101       100,435

Thomas J. Amrhein.......     10,000(5)         0.62%         16.750      1/21/04      47,462       108,089
                             25,000(5)         1.55%          7.940      7/20/04      56,246       128,093
                             22,000(5)         1.37%          5.188     10/25/04      32,341        73,652

Gary L. Markle..........     10,000(5)         0.62%          9.875      3/30/04      27,981        63,724
                              4,000(5)         0.25%          5.188     10/25/04       5,880        13,391
                             15,000(5)         0.93%          5.125     11/01/04      21,783        49,608

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

                            EDGAR REPRESENTATION OF
                              DATA POINTS USED IN
                                PRINTED GRAPHIC

                       [PERFORMANCE GRAPH APPEARS HERE]

                    COMPARISON OF CUMULATIVE TOTAL RETURN OF
                      COMPANY, PEER GROUP AND BROAD MARKET

                     ---------------------------------FISCAL YEAR ENDING----------------------------------
COMPANY/INDEX/MARKET  1/29/98   3/31/98    6/30/98   9/30/98  12/31/98 3/31/99  6/30/99  9/30/99  12/31/99
S M & A Corp         $100.00   $147.92    $160.42   $143.75  $158.33   $95.83   $63.54    $64.58   $51.04
Peer Group           $100.00   $112.56    $117.66   $111.21  $144.69   $96.36   $90.99   $122.57   $64.71
NASDAQ Market Index  $100.00   $113.43    $116.54   $105.16  $136.65  $153.16  $167.59   $171.65  $252.90
SIC Code Index-7373  $100.00   $115.74    $137.04   $131.68  $221.88  $311.82  $296.83   $302.77  $487.21

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

                                          SM&A CORPORATION (now known as
                                           Emergent Information Technologies,
                                           Inc.)

                                               /s/ Michael A. Piraino
                                          By: _________________________________
                                                   Michael A. Piraino
                                                 Chief Executive Officer

                                                   Dated: May 31, 2000

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                             Title                  Date
                ----                             -----                  ----

      /s/ Steven S. Myers            Chairman of the Board          May 31, 2000
____________________________________
          Steven S. Myers

     /s/ Michael A. Piraino          Chief Executive Officer,       May 31, 2000
____________________________________  President, Chief Operating
         Michael A. Piraino           Officer, Acting Chief
                                      Financial Officer,
                                      Secretary and Director
                                      (Principal Executive
                                      Officer, Principal
                                      Financial Officer and
                                      Principal Accounting
                                      Officer)

                 *                   Director                       May 31, 2000
____________________________________
        J. Christopher Lewis

                 *                   Director                       May 31, 2000
____________________________________
          James R. Mellor

                 *                   Director                       May 31, 2000
____________________________________
         Malcolm R. Currie

   /s/ Michael A. Piraino
*By: ____________________________
       Michael A. Piraino
        Attorney-In-Fact

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

   10.33 Employment Agreement dated as of February 1, 2000 between the
         Registrant and Steven S. Myers (filed on April 26, 2000 as Exhibit
         10.33 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1999 and incorporated herein by reference)


   10.34 Employment Agreement dated as of February 10, 2000 between the
         Registrant and Michael A. Piraino (filed on April 26, 2000 as Exhibit
         10.34 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1999 and incorporated herein by reference)


   21 Subsidiaries of the Registrant (filed on April 26, 2000 as Exhibit 21 to the Registrant's Annual Report on Form 10-K/A for the year ended
         December 31, 1999 and incorporated herein by reference)


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