Form 10-Q
period 2000-06-30
EMERGENT INFORMATION TECHNOLOGIES INC
filed 2000-08-14
CIK 1050031

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to _______________

                        Commission file number 0-23585

                    EMERGENT INFORMATION TECHNOLOGIES, INC.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

                   CALIFORNIA                    33-0080929
                 -------------                 --------------
       (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)       Identification No.)


          4695 MACARTHUR COURT, EIGHTH FLOOR,NEWPORT BEACH, CA 92660
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (949) 975-1487
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                               SM&A CORPORATION
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].


  As of August 10, 2000, 16,358,863 shares of the registrant's common stock, no par value, were outstanding.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                                 Page
                                                                                                                 ----
PART   I  - FINANCIAL INFORMATION

Item   1.   Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                        3

            Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2000         4
            and June 30, 1999

            Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and June      5-6
            30, 1999

            Notes to Condensed Consolidated Financial Statements                                                7-10

Item   2.   Management's Discussion and Analysis of Financial Condition and Results of Operations              11-18

Item   3.   Quantitative and Qualitative Disclosures About Market Risk                                            18

PART   II - OTHER INFORMATION

Item   1.   Legal Proceedings                                                                                     19

Item   2.   Changes in Securities and Use of Proceeds                                                             19

Item   3.   Defaults Upon Senior Securities                                                                       19

Item   4.   Submission of Matters to a Vote of Security Holders                                                   19

Item   5.   Other Information                                                                                     19

Item   6.   Exhibits and Reports on Form 8-K                                                                      19

Signature                                                                                                         20


           EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (unaudited)

                                                                 June 30,     December 31,
                                                                   2000           1999
                                                                -----------   ------------
                         ASSETS
Current Assets:
  Cash and cash equivalents                                       $    264       $ 1,226
  Accounts receivable, net of allowance for doubtful accounts       24,858        22,676
  Costs and estimated earnings in excess of billings on
   contracts in progress, net of allowances                         10,864         7,851
  Prepaid income taxes                                               4,127         4,665
  Prepaid expenses and other assets                                  1,707           440
  Deferred income taxes                                              1,466         1,466
                                                                  --------       -------
      Total current assets                                          43,286        38,324

Property and equipment, net                                          5,840         5,636
Notes receivable - affiliates                                        1,387         1,744
Other assets                                                         3,725         2,360
Goodwill, net                                                       55,697        48,778
                                                                  --------       -------
  Total assets                                                    $109,935       $96,842
                                                                  ========       =======

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                                          $  4,974       $ 3,475
  Current portion of long-term debt                                  7,151             -
  Accrued compensation and payroll taxes                             7,913         6,093
  Accrued earnout payable                                                -         6,000
  Other current liabilities                                          1,097           532
                                                                  --------       -------
      Total current liabilities                                     21,135        16,100

Deferred income taxes                                                  399           399
Other liabilities                                                      840           870
Long-term debt, excluding current portion                           36,000        29,017
                                                                  --------       -------
  Total liabilities                                                 58,374        46,386

Shareholders' equity:
  Common stock; no par value; 50,000,000 shares authorized;
   16,199,000 and 16,109,000 shares issued and outstanding
   as of June 30, 2000 and December 31, 1999, respectively             161           161
  Additional paid in capital                                        45,285        45,285
  Retained earnings                                                  6,115         5,010
                                                                  --------       -------
     Total shareholders' equity                                     51,561        50,456
                                                                  --------       -------
     Total liabilities and shareholders' equity                   $109,935       $96,842
                                                                  ========       =======

        See accompanying notes to the unaudited condensed consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (unaudited)

                                                     Three Months Ended     Six Months Ended
                                                           June 30,             June 30,
                                                     ------------------    ------------------
                                                      2000       1999       2000       1999
                                                     -------    -------    -------    -------
 Net revenues                                        $32,385    $26,527    $63,972    $51,841
 Cost of revenues                                     18,953     15,539     37,783     29,969
                                                     -------    -------    -------    -------
     Gross margin                                     13,432     10,988     26,189     21,872
 Selling, general and administrative expenses          9,887      5,852     19,088     11,333
 Software development expenses                         1,111        973      2,390      2,141
 Amortization of goodwill and other intangibles          642        285      1,163        630
                                                     -------    -------    -------    -------
     Operating income                                  1,792      3,878      3,548      7,768
 Other expense, net                                    1,017        129      1,610         90
                                                     -------    -------    -------    -------
     Income before income taxes                          775      3,749      1,938      7,678
 Income tax expense                                      333      1,547        833      3,146
                                                     -------    -------    -------    -------
 Net income                                          $   442    $ 2,202    $ 1,105    $ 4,532
                                                     =======    =======    =======    =======
 Net income per share:
     Basic                                           $  0.03    $  0.14    $  0.07    $  0.28
     Diluted                                         $  0.03    $  0.14    $  0.07    $  0.28
                                                     =======    =======    =======    =======
 Weighted average common shares outstanding:
     Basic                                            16,199     16,090     16,190     16,301
     Diluted                                          16,238     16,247     16,218     16,471
                                                     =======    =======    =======    =======

        See accompanying notes to the unaudited condensed consolidated financial statements.

           EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Cash flows from operating activities:
  Net income                                                  $  1,105   $ 4,532
  Adjustments to reconcile net income to net cash
   used in operating activities:
      Provision for doubtful accounts                               52       (30)
      Depreciation and amortization                              1,873     1,113
      Changes in assets and liabilities, net of effect from
       acquisitions:
         Accounts receivable, net                               (1,085)   (4,855)
         Costs and estimated earnings in excess of billings     (3,013)   (3,732)
         Prepaid expenses and other assets                      (3,381)      (33)
         Trade accounts payable                                    957      (765)
         Accrued compensation and payroll taxes                  1,462     1,357
         Income taxes                                              974      (808)
         Other liabilities                                          18      (545)
                                                               -------   -------
            Net cash used in operating activities               (1,038)   (3,766)

Cash flows from investing activities:
  Acquisition, principally goodwill, net of cash acquired      (13,730)   (3,393)
  Additional expenditures related to acquisitions                    -      (757)
  Purchases of property and equipment                             (685)   (1,627)
  Repayment from shareholder                                       357       823
                                                              --------   -------

            Net cash used in investing activities              (14,058)   (4,954)

Cash flows from financing activities:
  Long-term borrowings                                          14,134    16,811
  Proceeds from issuance of common stock                             -       329
  Common stock repurchase                                            -    (4,948)
                                                              --------   -------

            Net cash provided by financing activities           14,134    12,192

  Net (decrease) increase in cash and cash equivalents            (962)    3,472
Cash and cash equivalents at beginning of period                 1,226       454
                                                              --------   -------
Cash and cash equivalents at end of period                    $    264   $ 3,926
                                                              ========   =======
Supplemental information - Cash paid for:
  Interest                                                    $  1,516   $    85
  Income taxes                                                $    189   $ 3,892
                                                              ========   =======

   Supplemental schedule of noncash investing activity:

   Detail of business acquired and other purchase accounting adjustments as follows (in thousands):

      Cash consideration paid for acquisition                  $13,564   $3,263
      Plus acquisition expenses                                  1,202      155
      Less cash acquired in acquisition                         (1,036)     (25)
                                                               -------   ------
           Cash paid for acquisition, net of cash acquired     $13,730   $3,393
                                                               =======   ======

        See accompanying notes to the unaudited condensed consolidated financial statements.

           EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  GENERAL

     Emergent Information Technologies, Inc. (formerly SM&A Corporation) and its subsidiaries (collectively, "the Company") is a comprehensive provider of competitive-edge information technology and consulting services and software products. The Company's proprietary software applications serve the telecommunications, healthcare and other industries. Within the defense and aerospace sector, the Company provides systems engineering, program management and consulting services to both commercial and government customers. Finally, the Company delivers proposal management and win strategy development services for commercial clients.

     In January 1998, the Company completed an initial public offering ("IPO") of common stock, no par value ("Common Stock"). In May 1998, the Company acquired Space Applications Corporation ("SAC"). SAC provides systems engineering, scientific research, program management support and technical support to military and civilian space programs, the intelligence community and the armed services. In August 1998, the Company acquired Decision-Science Applications, Inc. ("DSA"). DSA provides systems engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. In March 1999, the Company acquired Systems Integration Software, Inc. ("SIS"). SIS provides software integration services and products to a wide variety of commercial companies with services ranging from custom software development to complete testing and outsourcing. In September 1999, the Company acquired Kapos Associates, Inc. ("KAI"). KAI provides operations research, war gaming and systems analysis to the U.S Government. In February 2000, the Company acquired System Simulation Solutions, Inc. ("S3I"). S3I specializes in the design, development and application of powerful simulation software products for the U.S. Air Force assisting them on evaluating large-scale campaign-level operations. SAC, DSA, SIS, KAI and S3I are collectively referred to as "the Acquisitions." These transactions were accounted for as purchases and, accordingly, the condensed consolidated financial statements include the financial results of the Acquisitions from the effective dates of the respective events.

     Several software applications originally developed by the Acquisitions for both commercial and government customers have been upgraded to standalone, proprietary applications by the Company. The Company expects to continue to develop and improve proprietary software applications, leveraging knowledge gained from the defense industry as well as through commercial customer interaction and product improvement initiatives.

     The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

     The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

           EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 30 years. The recoverability of goodwill is determined by comparing the carrying value of intangible assets to the estimated future operating income of the Company on an undiscounted cash-flow basis. Should the carrying value of goodwill exceed the estimated operating income for the expected period of benefit, an impairment for the excess would be recorded at that time. As of June 30, 2000, no impairment has been recognized.

     These consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999. This information is included in the Company's Annual Report on Form 10-K/A with the Securities and Exchange Commission on June 5, 2000.

     Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Net Income Per Share -- Basic net income per share is computed by dividing
     --------------------
net income available to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all in-the-money stock options. Common equivalent shares have not been included where inclusion would be anti-dilutive.

     The following table illustrates the computation of basic and diluted earnings per common share (in thousands, except per share data):

                                                       Three Months Ended              Six Months Ended
                                                           June 30,                         June 30,
                                                    -------------------------     ----------------------------
                                                       2000            1999          2000             1999
                                                    ---------       ---------     -----------       ----------
Numerator for basic and diluted income per common
 share - net earnings                               $   442           $ 2,202        $ 1,105         $ 4,532
                                                    ---------       ----------    -----------       ----------
Denominator for basic income per share - weighted
 average shares outstanding during the period        16,199            16,090         16,190          16,301
Incremental common shares attributable to dilutive
 outstanding stock options                               39               157             28             170
                                                    ---------       ----------    -----------       ----------
Denominator for diluted income per common share      16,238            16,247         16,218          16,471
                                                    ---------       ----------    -----------       ----------
Basic net income per common share                   $  0.03           $  0.14        $  0.07         $  0.28
                                                    =========       ==========    ===========       ==========
Diluted net income per common share                 $  0.03           $  0.14        $  0.07         $  0.28
                                                    =========       ==========    ===========       ==========

     Recent Accounting Developments -- In June 1998, the Financial Accounting
     ------------------------------
Standards Board ("FASB") issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently reviewing SFAS 133, 137 and 138 and has not yet determined its impact, if any, on the Company's financials.

     In December 1999, SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Although the Company believes its revenue recognition policies are in accordance with GAAP, the Company is currently reviewing SAB 101 and has not yet determined its impact, if any, on the Company's financials.

     In March 2000, the FASB issued FASB interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB 25." FIN 44 clarifies the application of Opinion 25 for
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company does not expect that the adoption of FIN 44 will have a material adverse effect on our financial position or results of operations.

           EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 3.  ACQUISITIONS

     In February 2000, the Company acquired substantially all of the assets and assumed certain liabilities of S3I for approximately $6.4 million in cash. S3I has the right to receive up to approximately $1 million in additional consideration contingent upon S3I's achievement of certain operating results for the twelve-month periods ending February 28, 2001, and February 28, 2002. The earnouts are payable in cash and, if earned, are due within 60 days after each of the first and second anniversary of the closing date, and will be recorded as an addition to goodwill. This transaction was accounted for as a purchase and, accordingly, the condensed consolidated financial statements include the financial results of S3I from February 1, 2000, the beginning of the accounting period in which the purchase transaction was finalized. Results of operations for the six months ended June 30, 2000 and 1999 would not have been materially impacted on a pro forma basis if the acquisition of S3I had occurred as of the beginning of the respective periods.

     The Company acquired SIS in March 1999, and KAI in September 1999, for an aggregate amount of $5.6 million in cash and additional consideration contingent upon the achievement of certain operating results. The Company paid $7.2 million in April 2000 as the earnout payment under the SIS acquisition agreement. These transactions were accounted for as purchases and, accordingly, the condensed consolidated financial statements include the financial results of SIS and KAI from the effective dates of each such acquisition. Results of operations for the six months ended June 30, 2000 and 1999 would not have been materially impacted on a pro forma basis if the acquisition of SIS and KAI had occurred as of the beginning of the respective periods.

     The Company recorded goodwill of approximately $58.2 million as a result of the Acquisitions. The Company incurred costs and expenses in connection with the Acquisitions, including legal and accounting, and other various expenses. Eligible costs were capitalized as part of goodwill in accordance with generally accepted accounting principles. The allocation of the purchase price for the Acquisitions and other purchase accounting adjustments are as follows (in thousands):

                                                       2000        1999
                                                     -------     --------
            Total purchase price, net                $13,860     $  5,636
            Net assets acquired                         (901)        (837)
            Acquisition costs                            906          661
                                                     -------     --------
            Goodwill                                  13,865        5,460
            Less accumulated amortization               (946)      (1,281)
                                                     -------     --------
            Goodwill, net                            $12,919     $  4,179
                                                     =======     ========


NOTE 4.  LONG-TERM DEBT

     On August 9, 2000, the Company amended its revolving line of credit (the "Amended Credit Facility") with its bank syndicate. The Amended Credit Facility, which is secured by a first priority interest in substantially all of the assets and a pledge of capital stock of each subsidiary of the Company, has a current maturity of July 2001. The Amended Credit Facility requires the following commitment reductions: (i) $45 million by August 12, 2000; (ii) $42.8 million by September 23, 2000; (iii) $41.8 million by September 30, 2000; and (iv) $36 million by December 31, 2000. As of June 30, 2000, the Company was not in compliance with certain financial covenants, however, waivers have been obtained from the lenders in exchange for the aforementioned amendment. The Company's effective interest rate on outstanding borrowings under the Amended Credit Facility at June 30, 2000 was 10.19%.

           EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 5.  SEGMENT REPORTING DATA

     The Company classifies its operations into four lines of business, each offering a distinct set of services. These lines of business are summarized as follows: Emergent West focuses on implementing and integrating web-based selling systems; Emergent Central supports commercial telecommunications with operational support systems, billing, network and control software, business-to-business internet commerce and other related industries; Emergent East provides information technology support, science, and program management for both commercial and government clients; and Steven Myers & Associates assists clients with the procurement of government and commercial programs.

     The Company evaluates performance based on several factors, of which a primary financial measure is business segment revenue earned. The revenue recognition policies of the business segments vary according to the type of contract involved.

     Information as to the lines of business is set forth below. The information presented for the three and six months ended June 30, 2000 and 1999 represents historical supplemental data as described on the statements of income (in thousands):


                                                                Three Months Ended                           Six Months Ended
                                                                     June 30,                                    June 30,
                                                      -------------------------------------       -------------------------------
                                                            2000                  1999                 2000               1999
                                                      ------------          ----------------------------------         ----------
Net revenues
 Emergent Central                                         $ 3,765              $ 4,613                $ 6,955            $ 9,753
 Emergent East                                             19,115               10,703                 38,449             19,737
 Emergent West                                                 54                    -                     54                  -
 Steven Myers & Associates                                  9,451               11,211                 18,514             22,351
                                                      ------------          -----------            -----------         ----------
      Total revenues                                      $32,385              $26,527                $63,972            $51,841
                                                      ============          ===========            ===========         ==========

Depreciation and amortization expense:
 Emergent Central                                         $   101              $    77                $   189            $   111
 Emergent East                                                704                  532                  1,298                771
 Emergent West                                                  -                    -                      -                  -
 Steven Myers & Associates                                     42                   18                     81                 50
 Executive Group                                              167                  141                    305                181
                                                      ------------          -----------            -----------         ----------
      Total depreciation and amortization                 $ 1,014              $   768                $ 1,873            $ 1,113
                                                      ============          ===========            ===========         ==========

Operating income (loss):
 Emergent Central                                         $  (528)             $   761                $(1,023)           $ 1,488
 Emergent East                                              2,034                2,790                  4,295              5,120
 Emergent West                                                 26                    -                     26                  -
 Steven Myers & Associates                                  3,065                3,690                  5,742              7,947
 Executive Group                                           (2,805)              (3,363)                (5,492)            (6,787)
                                                      ------------          -----------            -----------         ----------
      Total operating income (loss)                       $ 1,792              $ 3,878                $ 3,548            $ 7,768
                                                      ============          ===========            ===========         ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and its subsidiaries and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. From time to time, the Company through its management, may make forward-looking public statements, such as statements concerning the expected future revenues or earnings or concerning projected plans, performance, contract procurement as well as other estimates relating to future operations. Forward-looking statements may be contained in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in press releases or informal statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

     The Company wishes to caution readers not to place undue reliance on these forward-looking statements that speak only as of the date on which they are made. In addition, the Company wishes to advise readers that the factors listed below, as well as other factors not currently identified by management, could affect the Company's financial or other performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement.

     The Company will not undertake and specifically declines any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events that may cause management to re-evaluate such forward-looking statements.

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Net Revenues. Net revenues increased $5.9 million, or 22.1%, to $32.4 million for the three months ended June 30, 2000 as compared to $26.5 million for the three months ended June 30, 1999. The increase resulted primarily from a combination of internal revenue growth and acquisitions (KAI and S3I contributed revenue of $2.8 million). Factors contributing to our internal growth rate include: (i) increased demand in the information technology and high-end contract support services market; (ii) increased billing rates resulting from an increase in associates' wages; (iii) sales of internally developed software products and related maintenance services; and (iv) sales of software licenses.

     Gross Margin. Gross margin increased $2.4 million, or 22.2%, to $13.4 million, for the three months ended June 30, 2000 as compared to $11.0 million for the three months ended June 30, 1999. As a percentage of net revenues, gross margin increased to 41.5% compared to 41.4% for the same three months of 1999.

     Selling, General & Administrative Expenses, Software Development Costs and Amortization of Goodwill and Other Intangibles. Selling, general and administrative expenses increased $4.0 million, or 69.0%, to $9.9 million for the three months ended June 30, 2000 as compared to $5.9 million for the three months ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 30.5% for the three months ended June 30, 2000, as compared to 22.1% for the same three months of 1999. This increase was the result of non-recurring expenses related to corporate rebranding and consulting and audit fees pertaining to the prior year. Also contributing were increases in administrative costs related to the increase in number of personnel as well as facility expenses attributable to the Company's new office facilities in Vienna, Virginia and Colorado Springs, Colorado. In the three months ended June 30, 2000, the Company expensed $1.1 million of development costs for software products to be sold to commercial customers as compared to $973,000 in the prior year period. Amortization of goodwill and other intangibles increased to $642,000 for the three months ended June 30, 2000, from $285,000 for the same three months of 1999, reflecting the acquisitions of S3I in the current year and KAI in late 1999.

     Operating Income. Operating income was $1.8 million for the three months ended June 30, 2000 as compared to $3.9 million in the prior year period. As a percentage of revenues, operating income decreased to 5.5% for the three months ended June 30, 2000 from 14.6% for the same three months of 1999, which is attributed to the increase in selling, general and administrative expenses, discussed above.

     Other Expense. Other expense, net was $1.0 million for the three months ended June 30, 2000 as compared to other expense, net of $129,000 for the same three months of 1999. The increase in other net expenses is due to higher interest expense based on increased bank borrowings.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Net Revenues. Net revenues increased $12.1 million, or 23.4%, to $64.0 million for the six months ended June 30, 2000 as compared to $51.8 million for the six months ended June 30, 1999. The increase resulted primarily from a combination of internal revenue growth and acquisitions (KAI and S3I contributed 2000 revenue of $5.0 million). Factors contributing to our internal growth rate include: (i) increased demand in the information technology and high-end contract support services market; (ii) increased billing rates resulting from an increase in associates' wages; (iii) sales of internally developed software products and related maintenance services; and (iv) sales of software licenses.

     Gross Margin. Gross margin increased $4.3 million, or 19.7%, to $26.2 million, for the six months ended June 30, 2000 as compared to $21.9 million for the six months ended June 30, 1999. As a percentage of net revenues, gross margin decreased to 40.9% compared to 42.2% for the same six months of 1999. The decrease in gross margin as a percentage of revenues was attributed to an increase in compensation and benefits to direct employees and a reduction in contribution from the Company's proposal management business as a percentage of total revenues.

     Selling, General & Administrative Expenses, Software Development Costs and Amortization of Goodwill and Other Intangibles. Selling, general and administrative expenses increased $7.8 million, or 68.4%, to $19.1 million for the six months ended June 30, 2000 as compared to $11.3 million for the six months ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 29.8% for the six months ended June 30, 2000, as compared to 21.9% for the same six months of 1999. This increase was the result of non-recurring expenses related to corporate rebranding and consulting and audit fees pertaining to the prior year. Also contributing were increases in administrative costs related to the increase in number of personnel as well as facility expenses attributable to the Company's new office facilities in Vienna, Virginia and Colorado Springs, Colorado. The Company expensed $2.4 million of development costs for software products to be sold to commercial customers for the six months ended June 30, 2000 as compared to $2.1 million in the prior year period. Amortization of goodwill and other intangibles increased to $1.2 million for the six months ended June 30, 2000, from $630,000 for the same six months of 1999, reflecting the acquisition of S3I in the current year and SIS and KAI in the prior year.

     Operating Income. Operating income was $3.5 million for the six months ended June 30, 2000 as compared to $7.8 million in the prior year period. As a percentage of revenues, operating income decreased to 5.6% for the six months ended

June 30, 2000 from 15.0% for the same six months of 1999, which is attributed to the increase in selling, general and administrative expenses, discussed above.

     Other Expense. Other expense, net was $1.6 million for the six months ended June 30, 2000 as compared to other expense, net of $90,000 for the same six months of 1999. The increase in net expenses is due to higher interest expense of $1.5 million based on increased bank borrowings.


                        LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 2000, the Company's net cash used in operating activities was approximately $1.0 million, compared to cash used in operating activities of $3.8 million in the same period of the prior year. This decrease was due to an increase in collection of accounts receivables.

     Net cash used in investing activities was $14.1 million for the six months ended June 30, 2000, compared to cash used in investing activities of $5.0 million for the same period of the prior year. The Company's primary uses of funds for investing activities during the six months ended June 30, 2000 were the acquisition of S3I in February 2000, the earnout payment in April 2000 under the SIS acquisition agreement, and purchases of property and equipment used in operations.

     Net cash provided by financing activities was $14.1 million in the six months ended June 30, 2000, compared to $12.2 million for the same period of the prior year. The primary source of cash provided by financing activities for the six months ended June 30, 2000 was net borrowings to fund the acquisition of S3I and the earnout payment to SIS.

     The definitive agreements with KAI and S3I obligate the Company to make earnout payments contingent upon the achievement of certain operating results. The earnouts are payable in cash and are due within the next eighteen months. The Company expects to pay such earnout payments from existing cash and cash equivalents, cash flow from operations through reduction in days sales outstanding and liquidation of assets.


                                 RISK FACTORS


The Company's income may be highly affected by software sales and development expenses

     The Company has spent approximately 5.0% of its revenue on proprietary software development since the first quarter of 1999 to improve software applications originally developed by the Acquisitions for both commercial and government customers and upgrade them to standalone, proprietary applications. The Company expects to continue to develop and improve proprietary software applications, leveraging knowledge gained from the defense industry as well as through commercial customer interaction and product improvement initiatives. Software revenues may not offset this development expense. In addition, the Company may incur increased sales and marketing costs associated with trying to sell new and existing software products. The revenue realized by such software products may produce significant fluctuations in income.

The markets in which the Company competes are highly competitive

     The Company seeks to achieve significant growth in the information technology ("IT") services, systems engineering and proprietary software products markets; however, there can be no assurance that the Company will be successful in such efforts. The market for services in the contract support industry is highly competitive, highly fragmented and subject to rapid change. Such competition is likely to increase in the future. Many competitors have greater personnel, financial, technical and marketing resources. These competitors include: Computer Sciences Corporation, Electronic Data Systems Corporation, and Unisys Corporation. In addition, product acceptance and direct (sales force) and indirect (partners and resellers) channel development may contribute materially to the success or failure of the Company's software products in the marketplace.

     The market for the Company's subsidiary, Steven Myers & Associates, is a niche market with a number of competitors. Steven Myers & Associates provides proposal management services in the procurement of government and commercial contracts for the aerospace and defense industry and is the largest provider of such services and principally compete with numerous smaller proposal management companies in this highly specialized industry. Steven Myers & Associates also competes with its clients' in-house resources. This source of competition may increase as consolidation of the aerospace and defense industry creates larger organizations. Such competitors include many larger management consulting firms such as McKinsey & Company, Booz Allen & Hamilton, and Science Applications International Corp., as well as the consulting arms of major accounting firms, IT service and solutions firms such as American Management Systems, Answer Think Consulting Group, BTG, Inc., Diamond Technology Partners, Inc., and CACI International. In addition, there can be no assurance that the Company will be successful in such efforts. In addition, significant further expense for sales and marketing may require the Company to promote a major expansion of services in such area. If unsuccessful in further penetrating the market for such services, or Steven Myers and Associates' current 86.5% win rate in the proposal management business drops significantly, the Company's growth prospects could be materially and adversely affected.

The Company may fail to manage its future growth effectively

     The Company is currently experiencing significant growth and intend to pursue further growth as part of our business strategy. The Company's ability to manage the growth of operations will require the Company to continue to improve operational, financial and other internal systems and to attract, develop, motivate and retain employees. The Company's rapid growth has presented and will continue to present numerous operational challenges, such as the assimilation of financial reporting systems and increased pressure on senior management and will increase the demands on systems and internal controls. In addition, the Company's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled professionals and administrative employees.

     The Company's growth strategy will require an increase in its personnel, particularly skilled software developers, systems engineers and program managers. Qualified professionals are currently in great demand and there is significant competition for employees with the requisite skills from other major and boutique consulting firms, research firms, government contractors, proposal management or business acquisition departments of major corporations and other professional services firms. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary to pursue its growth strategy. There can be no assurance that the Company will be able to maintain or increase its current rate of growth, effectively manage its expanding operations or achieve planned growth on a timely or profitable basis. To the extent that the Company is unable to manage growth effectively and efficiently, business, financial condition and results of operations could be materially and adversely affected.

The Company's business depends substantially on the defense industry

     Approximately 28.4% of consolidated revenues were derived from services provided by Steven Myers and Associates related to government procurement contracts for the six months ended June 30, 2000. In addition, significant portions of our revenues are derived from contracts or subcontracts directly with the U.S. Government. For the foreseeable future, we expect that the percentage of revenues attributable to such contracts will continue to be substantial, albeit a declining share of our revenue. U.S. Government expenditures for defense products may decline in the future, with such reductions having an effect on our clients, and indirectly or directly, on us. A number of trends may contribute to such a decline, including:

 .    large weapon systems being replaced with smaller, more precise high technology systems

 .    multiple procurements for similar weapons being consolidated into joint service procurements, such as the Joint Strike Fighter

 .    threat scenarios evolving away from global conflicts to regional conflicts

 .    the continuing draw down of U.S. military forces in response to the end of the Cold War

     In the event expenditures for products of the type manufactured by the Company's clients are reduced and not offset by other new programs or products, there will be a reduction in the volume of contracts or subcontracts to be bid upon by its clients and, as a result, a reduction in the volume of proposals managed by the Company. Unless offset, such reductions could materially and adversely affect our business, operating results and financial condition.

There are risks associated with government contracting

     The Company is subject to risks associated with compliance with governmental regulations, both directly and through government-contractor clients. The fines and penalties which could result from noncompliance with appropriate standards and regulations, or a client's suspension or debarment from the bidding process for future government contracts, could have a material adverse effect on its business, operating results and financial condition. The Company relies on the continuance and expansion of business on a facility security clearance from the U.S. Government, and individual security clearances, at various levels, for nearly all members of its staff. There can be no assurance that necessary security clearances will continue to be made available by the U.S. Government.

     In addition, significant portions of the Company's revenues are derived from contracts or subcontracts with the U.S. Government. Its services are performed pursuant to the following types of contracts:

 .    cost reimbursable

 .    time and materials

 .    fixed-price contracts and subcontracts

     Under fixed-price contracts and time-and-materials contracts, the Company bears any risk of increased or unexpected costs that may reduce profits or cause the Company to sustain a loss.

     The Company's U.S. Government contracts and subcontracts are subject to termination, reduction or modification as a result of changes in the U.S. Government's requirements or budgetary restrictions, or at the convenience of the U.S. Government. When the Company participates as a subcontractor, it is also subject to the risk that the primary contractor may fail or become unable to perform its duties and responsibilities as a prime contractor. If a contract were to be terminated for convenience, the Company would be reimbursed for allowable costs incurred up to the date of termination and would be paid a proportionate amount of the stipulated profits or fees attributable to the work actually performed.

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

     Under certain circumstances the U.S. Government can suspend or bar individuals or firms from obtaining future contracts with the U.S. Government for specified periods of time. Any such suspension or disbarment of the Company or of its major clients could have a material adverse effect. The Company's books and records are subject to annual audit by the Defense Contract Audit Agency, which can result in adjustments to contract costs and fees. If any costs are improperly allocated to a contract, such costs are not reimbursable and, if already reimbursed, will require the Company to refund such amounts to the government. If improper or illegal activities are discovered in the course of any audits or investigations, the contractor may also be subject to various civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. If the Company becomes subject to penalties or sanctions, such penalties or sanctions could have a material adverse effect on its business, financial condition and results of operations.

There are risks associated with the Company's acquisition strategy

     The Company has acquired five companies (SAC, DSA, SIS, KAI and S3I) since the IPO. There can be no assurance that the anticipated economic, operational and other benefits of its acquisitions will be realized. The Company cannot be sure that it will be able to successfully integrate acquired businesses in a timely manner without substantial costs, delays or other operational or financial problems. The difficulties of such integration may initially be increased by the Company's need to integrate personnel with different business backgrounds and corporate cultures. In addition, acquisitions may involve spending significant funds. The Company's failure to effectively integrate the acquired companies may adversely affect its ability to bid successfully on certain engagements and otherwise grow its business. Client dissatisfaction or performance problems at a single acquired company could have an adverse effect on its reputation as a whole, and this could result in increased difficulty in marketing services or acquiring companies in the future. In addition, the Company cannot be certain that the acquired companies will operate profitably or will not otherwise hurt operating results. There are other risks with acquisitions. These include diversion of management attention, potential loss of key clients or personnel, risks associated with unanticipated problems, liabilities or contingencies and risks of entering markets in which we have limited or no direct experience. The occurrence of some or all of the events described in these risks could have a material adverse effect on the Company's business, operating results and financial condition.

The Company relies on a relatively limited number of clients

     The Company derives a significant portion of revenues from a relatively limited number of clients. For example, revenues from the ten most significant clients accounted for approximately 80.0%, 76.0%, 90.3%, and 98.0% of total revenues for the years ended December 31, 1999, 1998, 1997, and 1996, respectively. Three clients, the U.S. Government, Lockheed Martin Corporation and Raytheon Company accounted for approximately 64.1%, 57.2% and 33.3% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Raytheon Corporation is the Company's single largest commercial client, accounting for approximately 20.5%, 15.8%, and 10.9% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company relies on the proprietary rights of Steven Myers & Associates

     The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, patent, copyright and trademark laws to protect its proprietary rights. There can be no assurance that the steps taken to protect its proprietary rights will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce the Company's intellectual property rights.

     Although the Company believes that its services do not infringe on the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, the Company is subject to the risk of claims alleging infringement of third-party intellectual property rights. Any such claims could require the Company to spend significant amounts in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of asserted infringement.

The Company relies heavily upon its key employees

    The Company's success is highly dependent upon the efforts, abilities, business development capabilities and project execution of its executive officers, in particular those of Steven S. Myers, Chairman of the Board and Michael A. Piraino, Chief Executive Officer and President. The loss of the services of either of these individuals for any reason could materially and adversely affect the Company's business, operating results and financial condition, including its ability to secure and complete engagements. The Company currently maintain a key-man life insurance policy in the amount of $2.0 million each, for Mr. Myers and Mr. Piraino.

The Company's quarterly results may fluctuate significantly

    The Company may experience significant fluctuations in future quarterly operating results due to a number of factors, including the size, timing and duration of client engagements and the timing of software products licensing revenues. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

The Company's stock price is subject to significant volatility

    The Company's Common Stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and June 30, 2000 the closing sale price has ranged widely. The market price of the Company's Common Stock could continue to fluctuate substantially due to a variety of factors, including:

 . quarterly fluctuations in results of operations;
 . adverse circumstances affecting the introduction or market acceptance of new services offered;
 . announcements of new services by competitors;
 . loss of key employees;
 . changes in the regulatory environment or market conditions affecting customers;
 . changes in earnings estimates or stock rating by analysts;
 . lack of market liquidity resulting from a relatively small amount of public stock float;
 . sales of common stock by existing holders; and . the announcement and market acceptance of proposed acquisitions.

The Company's principal shareholder has significant control

    Steven S. Myers, Chairman of the Board, beneficially owns approximately 44.4% of the Company's outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company and may adversely affect the voting or other rights of other holders of common stock. The Company's board of directors is currently comprised entirely of individuals supported by Mr. Myers.

The Company may fail to manage its cash flow and violate its debt covenants

    The Company has recently expended and expect to continue to expend significant amounts of cash in connection with our growth and the recent acquisition of companies. In addition, as a result of certain earnout obligations, the Company may be required to make further expenditures of cash in connection with such acquisitions. The Company also requires certain levels of cash in the normal operation of business. The Company currently maintains credit facilities with its banks in the amount of $45 million. At June 30, 2000, the Company has a balance outstanding pursuant to such credit facilities of $43.1 million.

    While the Company believes that current financing needs will be adequately addressed with profits from operations for the foreseeable future, there can be no assurance that such will be sufficient for all its requirements in the future, that the Company's banks will increase its credit facilities as and when needed, that such banks will renew its credit facilities at the expiration of their current term or that any such modification or renewal will be on terms satisfactory to the Company. In such case, the Company may be compelled to consider, among other things, raising additional cash through equity markets or liquidate assets. If the Company is unable to obtain additional financing when so required, there would be a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that there are any disclosures required under this item with respect to market risk sensitive instruments. The Company's obligations under its long-term debt bear interest at rates which have been indexed to current market rates.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

  Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

  Not applicable.

Item 3.  Defaults Upon Senior Securities

  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders


(a)  The Annual Meeting of Shareholders was held on June 6, 2000.

(b)  Omitted pursuant to Instruction 3 to Item 4 From 10-Q.

(c)  (i) Election of seven directors as follows:


                                     For           Against          Abstain
                                     ---           -------          -------
         Steven S. Myers           9,978,043          0              78,517
         Michael A. Piraino        9,978,043          0              78,517
         J. Christopher Lewis      9,975,377          0              81,183
         Vincent C. Smith          9,978,043          0              78,517
         Joseph B. Fuller          9,978,043          0              78,517
         Luther J. Nussbaum        9,978,043          0              78,517
         Albert S. Nagy            9,975,377          0              81,183

     (c)(ii) Approval of amendment to the Company's Bylaws increasing the specified limits of the authorized number of directors to a minimum of four and a maximum of seven:

              For:         10,028,440
              Against:         25,016
              Abstain:            100

     (c)(iii) Approval of amendment to the Company's 1997 Stock Option Plan to increase the number of shares of common stock available for issuance thereunder to 4,000,000 shares:

              For:          9,842,148
              Against:        214,312
              Abstain:            100

Item 5.  Other Information

  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Amendment Number Four to amended and restated credit and security agreement dated August 9, 2000 among the Company, Mellon Bank and Wells Fargo Bank.
     27.1  Financial Data Schedule

(b)  Reports on Form 8-K

     On May 5, 2000, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting on the acquisition of Emergent Information Technologies, Inc. ("EITI") by the Company in a short form merger. As part of the merger, the Company changed its name to "Emergent Information Technologies, Inc." and EITI was merged into the Company with the Company as the surviving corporation. The Form 8-K also reported on the contribution to Steven Myers & Associates, Inc. of certain assets constituting the proposal management portion of the Company's business.

     On May 26, 2000, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting on the delisting of Company securities from the Nasdaq National Market.

                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EMERGENT INFORMATION TECHNOLOGIES, INC.



Date: August 14, 2000             By:         /s/ MICHAEL OKADA
                                          --------------------------------------
                                          Michael Okada
                                          Corporate Controller, Chief Accounting
                                          Officer, and Assistant Secretary
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

      Description
      -----------

10.1 Amendment Number Four to amended and restated credit and security agreement dated August 9, 2000 among the Company, Mellon Bank and Wells Fargo Bank

27.1  Financial Data Schedules (EDGAR)