Form 10-Q
period 2000-09-30
EMERGENT INFORMATION TECHNOLOGIES INC
filed 2000-11-14
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

0-23585
(Commission file number)

EMERGENT INFORMATION TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0080929 (I.R.S. Employer Identification No.)

4695 MacArthur Court, Eighth Floor Newport Beach, CA (Address of principal executive offices)	92660 (Zip Code)

(949) 975-1487
(Registrant’s telephone number, including area code)

SM&A CORPORATION
(Former name, former address and former fiscal year, if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             As of November 14, 2000, 16,358,863 shares of the registrant’s common stock, no par value, were outstanding.

EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999	3
	Consolidated Statements of Earnings for the three and nine months ended September 30, 2000 and September 30, 1999	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and September 30, 1999	5
	Notes to Consolidated Financial Statements	6-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 2.	Changes in Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURE	13

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2000	December 31, 1999

ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$2,688	$1,226
Accounts receivable, net of allowance for doubtful accounts	20,497	22,676
Costs and estimated earnings in excess of billings on contracts in progress, net of allowances	10,156	7,851
Prepaid income taxes	1,571	4,665
Prepaid expenses and other assets	1,445	440
Deferred income taxes	905	1,466

Total current assets	37,262	38,324

Property and equipment, net	4,380	5,636
Notes receivable—affiliates	—	1,744
Deferred income taxes	4,256	—
Other assets	2,475	2,360
Goodwill, net	32,295	48,778

Total assets	$80,668	$96,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$3,384	$3,475
Accrued compensation and payroll taxes	7,891	6,093
Short-term debt	40,123	—
Accrued earn out payable	—	6,000
Reserve for discontinued operations	4,150	—
Other current liabilities	320	532
Total current liabilities	55,868	16,100

Deferred income taxes	—	399
Other liabilities	796	870
Long-term debt, excluding current portion	—	29,017

Total liabilities	56,664	46,386

Shareholders’ equity:
Common stock; no par value; 50,000,000 shares authorized; 16,359,000 and 16,109,000 shares issued and outstanding as of September 30, 2000 and December 31, 1999, respectively	163	161
Additional paid in capital	46,039	45,285
Retained earnings	(22,198)	5,010

Total shareholders’ equity	24,004	50,456

Total liabilities and shareholders’ equity	$80,668	$96,842

See accompanying notes to the unaudited consolidated financial statements.

EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Net revenues	$27,924	$26,813	$90,154	$78,654
Cost of revenues	16,460	16,757	53,918	46,707

Gross margin	11,464	10,056	36,236	31,947
Selling, general and administrative expenses	8,962	4,877	24,475	12,808
Software development expenses	9	—	9	—
Amortization of goodwill and other intangibles	412	325	1,229	788

Operating income	2,081	4,854	10,523	18,351
Other expense, net	608	74	1,547	68

Income before income taxes	1,473	4,780	8,976	18,283
Income tax expense	378	1,985	3,554	7,578

Net income from continuing operations	1,095	2,795	5,422	10,705
Loss from operations of discontinued business, net of income tax benefit	(576)	(2,060)	(3,798)	(5,438)
Loss from disposal of discontinued business, net of income tax benefit	(28,882)		(28,882)

Net income	$(28,363)	$735	$(27,258)	$5,267

Income per share from continuing operations:
Basic	$0.07	$0.17	$0.33	$0.66
Diluted	$0.07	$0.17	$0.33	$0.65

Loss per share from discontinued operations:
Basic	$(1.80)	$(0.12)	$(2.01)	$(0.33)
Diluted	$(1.80)	$(0.12)	$(1.99)	$(0.33)

Net income per share:
Basic	$(1.74)	$0.05	$(1.68)	$0.32
Diluted	$(1.73)	$0.05	$(1.66)	$0.32

Weighted average common shares outstanding:
Basic	16,324	16,307	16,235	16,316
Diluted	16,348	16,371	16,408	16,420

See accompanying notes to the unaudited consolidated financial statements.

EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2000	1999

Cash flows from operating activities:
Net income	$(27,258)	$5,267
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Write off of Goodwill and net assets of discontinued operation	24,870
Provision for doubtful accounts	46	112
Depreciation and amortization	3,125	1,885
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable, net	3,283	(2,193)
Costs and estimated earnings in excess of billings	(2,305)	(5,346)
Prepaid expenses and other assets	(1,864)	(995)
Trade accounts payable	(91)	305
Accrued compensation and payroll taxes	2,197	(1,693)
Reserve for discontinued operations	4,150	—
Income taxes	(2,224)	(1,726)
Other liabilities	(286)	(403)

Net cash used in operating activities	3,643	(4,787)

Cash flows from investing activities:
Acquisition, principally goodwill, net of cash acquired	(13,726)	(5,889)
Additional expenditures related to acquisitions	—	(815)
Purchases of property and equipment	(1,305)	(2,264)
Repayment from shareholder	1,744	1,108

Net cash used in investing activities	(13,287)	(7,860)

Cash flows from financing activities:
Bank borrowings	11,106	21,517
Proceeds from issuance of common stock	—	329
Common stock repurchase	—	(9,211)

Net cash provided by financing activities	11,106	12,635

Net increase/(decrease) in cash and cash equivalents	1,462	(12)
Cash at beginning of period	1,226	454

Cash at end of period	$2,688	$442

Supplemental information—Cash paid for:
Interest	$2,689	$274
Income taxes	$953	$6,865

Supplemental schedule of noncash investing activity:
Detail of business acquired and other purchase accounting adjustments as follows (in thousands):
Cash consideration paid for acquisition	$13,564	$5,637
Plus acquisition expenses	1,198	352
Less cash acquired in acquisition	(1,036)	(100)

Cash paid for acquisition, net of cash acquired	$13,726	$5,889

See accompanying notes to the unaudited consolidated financial statements.

EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   General

             Emergent Information Technologies, Inc. (formerly SM&A Corporation) and its subsidiaries (collectively, “the Company”) is a comprehensive provider of competitive-edge information technology and consulting services. Within the defense and aerospace sector, the Company provides systems engineering, program management and consulting services to both commercial and government customers. In addition, the Company delivers proposal management and win strategy development services for commercial clients.

             In January 1998, the Company completed an initial public offering (“IPO”) of common stock, no par value (“common stock”). In May 1998, the Company acquired Space Applications Corporation (“SAC”). SAC provides systems engineering, scientific research, program management support and technical support to military and civilian space programs, the intelligence community and the armed services. In August 1998, the Company acquired Decision-Science Applications, Inc. (“DSA”). DSA provides systems engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. In March 1999, the Company acquired Systems Integration Software, Inc. (“SIS”). SIS provides software integration services and products to a wide variety of commercial companies with services ranging from custom s oftware development to complete testing outsourcing. In September 1999, the Company acquired Kapos Associates, Inc. (“KAI”). KAI provides operations research, war gaming and systems analysis to the U.S Government. In February 2000, the Company acquired System Simulation Solutions, Inc. (“S3I”). S3I specializes in the design, development and application of powerful simulation software products for the U.S. Air Force assisting them on evaluating large-scale campaign-level operations. SAC, DSA, SIS, KAI and S3I are collectively referred to as “the Acquisitions.” These transactions were accounted for as purchases and, accordingly, the consolidated financial statements include the financial results of the Acquisitions from the effective dates of the respective events.

             On August 4, 2000, the Company’s Board of Directors adopted a plan to discontinue the operations of Emergent Central, a business segment of the Company (see Note 4).

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

             The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

             The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

             Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 30 years. The recoverability of goodwill is determined by comparing the carrying value of intangible assets to the estimated future operating income of the Company on an undiscounted cash-flow basis. Should the carrying value of goodwill exceed the estimated operating income for the expected period of benefit, an impairment for the excess would be recorded at that time. As of September 30, 2000, no impairment has been recognized.

             These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 1999. This supplementary information is included in the Company’s Annual Report on Form 10-K/A with the Securities and Exchange Commission on June 5, 2000.

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

             The following table illustrates the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Net income from continuing operations	$1,095	$2,795	$5,422	$10,705
Loss from discontinued operations	(29,458)	(2,060)	(32,680)	(5,438)

Net income	$(28,363)	$735	$(27,258)	$5,267

Income per share from continuing operations:
Basic	$0.07	$.17	$0.33	$.66
Diluted	$0.07	$.17	$0.33	$.65

Loss per share from discontinued operations:
Basic	$(1.80)	$(.12)	$(2.01)	$(.33)
Diluted	$(1.80)	$(.12)	$(1.99)	$(.33)

Net income per share:
Basic	$(1.74)	$.05	$(1.68)	$.32
Diluted	$(1.73)	$.05	$(1.66)	$.32

Weighted average shares outstanding:
Basic	16,324	16,307	16,235	16,316

Diluted	16,348	16,371	16,408	16,420

Note 3.   Acquisitions

             In February 2000, the Company acquired substantially all of the assets and assumed certain liabilities of S3I for approximately $6.3 million in cash. S3I has the right to receive up to approximately $1 million in additional consideration contingent upon S3I’s achievement of certain operating results for the twelve-month periods ending February 28, 2001, and February 28, 2002. The earnouts are payable in cash and, if earned, are due within 60 days after each of the first and second anniversary of the closing date, and will be recorded as an addition to goodwill. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements will include the financial results of S3I from February 1, 2000, the beginning of the accounting period in which the purchase transaction was finalized. Results of operations for the nine months ended September 30, 2000 and 1999 would not h ave been materially impacted on a pro forma basis if the acquisition of S3I had occurred as of the beginning of the respective periods.

             The Company acquired SIS in March 1999, and KAI in September 1999, for an aggregate amount of $5.5 million in cash and additional consideration contingent upon the achievement of certain operating results. The Company paid $7.1 million in April 2000 as the earnout payment under the SIS acquisition agreement. These transactions were accounted for as purchases and, accordingly, the consolidated financial statements include the financial results of SIS and KAI from the effective dates of each such acquisition. Results of operations for the nine months ended September 30, 2000 and 1999 would not have been materially impacted on a pro forma basis if the acquisition of SIS and KAI had occurred as of the beginning of the respective periods.

             The Company discontinued operations of Emergent Central in August 2000. The discontinued segment included the total SIS acquisition and an allocation of the DSA acquisition. The write off of intangible assets associated with the acquisitions of SIS and DSA were $10.2 million and $12.7 million respectively.

             The Company recorded goodwill of approximately $2.2 million and $6.7 million from the acquisitions in 1999 and 2000, respectively, after the writeoff to discontinued operations. The Company incurred costs and expenses in connection with these acquisitions, including legal and accounting, and other various expenses. Eligible costs will be capitalized as part of goodwill in accordance with generally accepted accounting principles.

Note 4.   Discontinued Operations

             On August 2, 2000, the Company’s Board of Directors adopted a plan to discontinue the operations of Emergent Central, a business segment of the Company formed in 1999, developed from the acquisitions of SIS and a portion of DSA. Accordingly, the operating results of Emergent Central, including provisions for estimated losses during the phase-out period, severance, facility lease costs and other shut down expenses expected to be incurred in connection with the disposal, have been accrued for as of September 30, 2000. Estimated expenses and operating losses from the measurement date, including the writeoff of the segment’s assets, through the anticipated date of disposal amounted to $32.5 million. The operations of Emergent Central are expected to be fully terminated by November 30, 2000. The net liabilities of Emergent Central as of September 30, 2000, which amounted to approximately $4.2 million , are included in current liabilities. Following is summary financial information for the Company’s discontinued operations of Emergent Central:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Loss from operations of discontinued business	$(953)	$(3,462)	$(6,517)	$(9,139)
Tax benefit	377	1,402	2,719	3,701

Loss from operations of discontinued business, net of tax	$(576)	$(2,060)	$(3,798)	$(5,438)

Loss from disposal of discontinued business	$(32,509)	$—	$(32,509)	$—
Tax benefit	3,627	—	3,627	$—

Loss from disposal of discontinued business, net of tax	$(28,882)	$—	$(28,882)	$—

Note 5.   Long-Term Debt

             On August 9, 2000, the Company amended its $50 million revolving line of credit (the “Amended Credit Facility”) with its bank syndicate. The Amended Credit Facility, which is secured by a first priority interest in substantially all of the assets and a pledge of capital stock of each subsidiary of the Company, matures in July 2001. The Amended Credit Facility requires a commitment reduction to $36 million by December 31, 2000. As of September 30, 2000, the Company was not in compliance with certain financial covenants; however, a forebearance has been obtained from the lenders until December 15, 2000. The Company is in negotiations with several lenders to refinance the current $41.8 million commitment.

Note 6.   Segment Reporting Data

             The Company classifies its operations into three lines of business, each offering a distinct set of services. These lines of business are summarized as follows: Emergent West focuses on implementing and integrating web-based selling systems; Emergent East provides information technology support, science, and program management for both commercial and government clients; and Steven Myers & Associates assists clients with the procurement of government and commercial programs and contacts.

             The Company evaluates performance based on several factors, of which a primary financial measure is business segment revenue earned. The revenue recognition policies of the business segments vary according to the type of contract involved.

             Information as to the net revenues of the lines of business is set forth below. The information presented for the three and nine months ended September 30, 2000 and 1999 represents historical supplemental data as described on the statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Net revenues:
Emergent East	18,718	19,009	62,351	48,499
Emergent West	38	—	69	—
Steven Myers & Associates	9,168	7,804	27,734	30,155

Total revenues	$27,924	$26,813	$90,154	$78,654

Depreciation and amortization expense:
Emergent East	759	549	1,912	1,197
Emergent West	—	—	—	—
Steven Myers & Associates	55	13	54	37
Executive Group	6	86	211	176

Total depreciation and amortization	$820	$648	$2,177	$1,410

Operating income (loss):
Emergent East	2,343	3,450	10,729	13,484
Emergent West	(54)	—	(24)	—
Steven Myers & Associates	2,910	2,134	8,974	10,081
Executive Group	(3,118)	(707)	(9,156)	(5,010)

Total operating income (loss)	$2,081	$4,377	$10,523	$18,555

Income (loss) from continuing operations:
Emergent East	1,271	2,017	6,071	7,894
Emergent West	(29)	—	(13)	—
Steven Myers & Associates	1,579	1,248	5,068	5,132
Executive Group	(1,726)	(451)	(5,704)	(2,207)

Total income from continuing operations	$1,095	$2,814	$5,422	$10,819

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. From time to time, the Company through its management, may make forward-looking public statements, such as statements concerning the expected future revenues or earnings or concerning projected plans, performance, contract procurement as well as other estimates relating to future operations. Forward-looking statements may be contained in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases or informal statements made with the approval of an authorized executive officer. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “ estimate ,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

             The Company wishes to caution readers not to place undue reliance on these forward-looking statements that speak only as of the date on which they are made. In addition, the Company wishes to advise readers that several factors including factors not currently identified by management, could affect the Company’s financial or other performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement. Such factors include the risks described in other filings under the Exchange Act, such as the Company’s ability to manage cash flow and refinancing its existing credit facility.

             The Company will not undertake and specifically declines any obligation to publicly release any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events that may cause management to re-evaluate such forward-looking statements.

  Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

             Net Revenues. Net revenues increased $1.1 million, or 4.1%, to $27.9 million for the three months ended September 30, 2000 as compared to $26.8 million for the three months ended September 30, 1999. The increase resulted primarily from revenues related to the KAI and S3I acquisitions.

             Gross Margin. Gross margin increased $1.4 million, or 13.9%, to $11.5 million, for the three months ended September 30, 2000 as compared to $10.1 million for the three months ended September 30, 1999. As a percentage of net revenues, gross margin increased to 41.1% compared to 37.5% for the same three months of 1999. The increase in gross margin as a percentage of revenues was attributed to an increased demand for higher value-added services.

             Selling, General & Administrative Expenses, Software Development Costs and Amortization of Goodwill and Other Intangibles. Selling, general and administrative expenses increased $4.1 million, or 83.8%, to $9.0 million for the three months ended September 30, 2000 as compared to $4.9 million for the three months ended September 30, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 32.1% for the three months ended September 30, 2000, as compared to 18.2% for the same three months of 1999. This increase was the result of: (i) legal and consulting fees to enhance corporate strategies; (ii) increased efforts in recruiting and retention programs; and (iii) additional investment in corporate infrastructure required to support planned Company growth. Amortization of goodwill and other intangibles increased to $412,000 for the three months ended September& nbsp;30, 2000, from $326,000 for the same three months of 1999. This increase was attributable to added amortization expense from the S3I and KAI acquisitions.

             Operating Income. Operating income was $2.1 million for the three months ended September 30, 2000 as compared to $4.9 million in the prior year period. As a percentage of revenues, operating income decreased to 7.6% for the three months ended September 30, 2000 from 18.1% for the same three months of 1999, which is attributed to the increase in selling, general and administrative expenses, discussed above.

             Other Expense. Other expense, net was $608,000 for the three months ended September 30, 2000 as compared to other expense, net of $74,000 for the same three months of 1999. The increase in net expenses is due to higher interest expense based on increased bank borrowings and higher interest rates.

  Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

             Net Revenues. Net revenues increased $11.5 million, or 14.6%, to $90.2 million for the nine months ended September 30, 2000 as compared to $78.7 million for the nine months ended September 30, 1999. The increase resulted primarily from a combination of internal revenue growth and acquisitions (KAI and S3I contributed 2000 revenue of $7.7 million). Factors contributing to our internal growth rate include: (i) increased demand in the information technology and high-end contract support services market; (ii) increased billing rates resulting from an increase in associates’ wages.

             Gross Margin. Gross margin increased $4.2 million, or 13.4%, to $32.0 million, for the nine months ended September 30, 2000 as compared to $36.2 million for the nine months ended September 30, 1999. As a percentage of net revenues, gross margin decreased to 40.2% compared to 40.% for the same nine months of 1999. The decrease in gross margin as a percentage of revenues was attributed to an increase in compensation and benefits to direct employees and a reduction in contribution from the Company’s proposal management business as a percentage of total revenues.

             Selling, General & Administrative Expenses, Software Development Costs and Amortization of Goodwill and Other Intangibles. Selling, general and administrative expenses increased $11.7 million, or 91.1%, to $24.5 million for the nine months ended September 30, 2000 as compared to $12.8 million for the nine months ended September 30, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 27.2% for the nine months ended September 30, 2000, as compared to 16.3% for the same nine months of 1999. This increase was the result of non-recurring expenses related to corporate rebranding and excess consulting and audit fees pertaining to the prior year. Also contributing were increases in administrative costs related to the increase in number of personnel as well as facility expenses attributable to the Company’s new office facilities in Vienna, Virginia. Amortization of goodwill and other intangibles increased to $1.2 million for the nine months ended September 30, 2000, from $788,000 for the same nine months of 1999. This increase was attributable to added amortization expense from the S3i and KAI acquisitions.

             Operating Income. Operating income was $10.5 million for the nine months ended September 30, 2000 as compared to $18.4 million in the prior year period. As a percentage of revenues, operating income decreased to 11.7% for the nine months ended September 30, 2000 from 23.4% for the same nine months of 1999, which is attributed to the increase in selling, general and administrative expenses, discussed above.

             Other Income (Expense). Other expense, net was $1.5 million for the nine months ended September 30, 2000 as compared to other expense, net of $68,000 for the same nine months of 1999. The increase in net expenses is due to higher interest expense of $1.2 million based on increased bank borrowings and higher interest rates.

Liquidity and Capital Resources

             For the nine months ended September 30, 2000, the Company’s net cash provided by operating activities was approximately $3.6 million, compared to cash flows used in operating activities of $4.8 million in the same period of the prior year. This increase in cash provided was due to an increase in collection of accounts receivables and an increase in accounts payable.

             Net cash used in investing activities was $13.3 million for the nine months ending September 30, 2000, compared to cash flows used in investing activities of $7.9 million for the same period of the prior year. The Company’s primary uses of funds on investing activities during the nine months ended September 30, 2000 were the acquisition of S3I in February 2000, the earnout payment in April 2000, under the SIS acquisition agreement, and purchases of property and equipment used in operations.

             Net cash provided by financing activities was $11.1 million in the nine months ended September 30, 2000, compared to $12.6 million for the same period of the prior year. The primary source of cash provided by financing activities for the nine months ended September 30, 2000, was borrowings to fund the acquisition of S3I, the earnout payment to SIS and additional working capital, offset by debt repayments of $4.5 million.

             As of September 30, 2000 the Company was not in compliance with certain financial covenants and has obtained a forbearance agreement from its lenders until December 15, 2000. The Company is currently in negotiations with a group of lenders to restructure and refinance the current Credit Facility and provide additional working captial. As of September 30, 2000 the company has $2.7  million in cash and $20.5 million in billed receivables to fund current operations. If the Credit Facility cannot be refinanced, the current lenders may accelerate the current outstanding debt, which the Company cannot fund through internal sources. Management is confident commitments for a restructured facility will be obtained and funded in the next thirty days.

             The definitive agreements with KAI and S3I obligate the Company to make earnout payments contingent upon the achievement of certain operating results. The earnouts are payable in cash and are due within the next eighteen months. The Company believes that the final earnout payments, as adjusted, should range between $1.0 and $2.0 million. The Company expects to pay such earnout payments from existing cash and cash equivalents, cash flow from operations through reduction in days sales outstanding and liquidation of assets.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

             The Company does not believe that there are any disclosures required under this item with respect to market risk sensitive instruments. The Company’s obligations under its long-term debt bear interest at rates which have been indexed to current market rates.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

               Not applicable.

Item 2.   Changes in Securities and Use of Proceeds

               Not applicable.

Item 3.   Defaults Upon Senior Securities

               Not applicable.

Item 4.   Submission of Matters to Vote of Security Holders

               Not applicable.

Item 5.   Other Information

               Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits

              27.1  Financial Data Schedule

        (b)  Reports on Form 8-K

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERGENT INFORMATION TECHNOLOGIES, INC.
Date: November 14, 2000	By:	/s/ Michael Okada

Michael Okada Corporate Controller, Chief Accounting Officer, and Corporate Secretary (Principal Accounting Officer)