Form 10-K
period 2000-12-31
EMERGENT INFORMATION TECHNOLOGIES INC
filed 2001-04-17
CIK 1050031

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                             OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23585

                                 ---------------

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

                                 (949) 975-1487
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

                                 ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of April 6, 2001, 18,943,734 shares of the Registrant's common stock, no par value ("Common Stock"), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the Nasdaq Small Capitalization Market on April 6, 2001, was approximately $11,989,506.(1)

    This document incorporates certain information by reference from the Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for June 6, 2001.

-----------

1. For purposes of this report, in addition to those shareholders which fall within the definition of "affiliate" under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant's Common Stock are deemed to be affiliates.

================================================================================

                                     PART I

ITEM 1

INTRODUCTION

        This Annual Report on Form 10-K contains certain statements which are not historical in nature, and are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-6. Such forward-looking statements are principally contained in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, statements relating to (i) the anticipated growth in the proposal management, management consulting, contract support, systems engineering and program management services markets;
(ii) anticipated trends in the financial condition and results of operations of Emergent Information Technologies, Inc. ("Emergent" or the "Company") (including expected changes in the Company's gross margin and general, administrative and selling expenses); (iii) the ability of the Company to finance its working capital requirements; (iv) the Company's business strategy for expanding its services markets; and (v) the Company's ability to distinguish itself from its current and future competitors. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Risk Factors" discussion contained herein, important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the information technology solutions, high-end systems engineering, and integrated proposal management services markets; (ii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iii) unanticipated working capital or other cash requirements; (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the information technology services solutions, high-end systems engineering and integrated proposal management and contract support services markets; and (v) various other factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail in the "Risk Factors" discussion contained herein, there can be no assurance that the actual results will not differ materially from such forward-looking statements contained herein. When used in this report, the words "anticipate," "believe," "intends," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports with the Securities and Exchange Commission.

OVERVIEW

        Emergent Information Technologies, Inc, formerly SM&A Corporation, was founded in 1982. After years of consistent revenue and profit growth, the Company completed an initial public offering in January 1998 and embarked on a strategic acquisition program to broaden its service and product offering capabilities. The Company is a comprehensive provider of high-end systems engineering services and integrated proposal management services. The Company has two distinct operating groups: Information technology support, science, and program management for government clients ("Emergent-East"), and proposal management and competitive strategy consulting services ("Steven Myers & Associates"). During 2000, the Company made a strategic decision to discontinue a third line of business consisting of commercial software development. Emergent Information Technologies, Inc. delivers its services and products to a diverse group of clients including aerospace and defense contractors as well as federal and state government agencies.

  Emergent-East

        Emergent-East provides (i) information technology, systems engineering, and program integration services, (ii) modeling and simulation support, (iii) advanced scientific research, and (iv) management and technical analysis to federal and state government agencies, major aerospace and defense contractors. Emergent-East provides a full spectrum of information technology services such as wargaming capabilities, and modeling and simulation services which significantly enhances and expands a client's technical evaluation and decision making capabilities. Emergent-East's systems engineering services helps its clients to define the work that must be done to meet the objectives of a program or contract. Systems engineers define top level program objectives, perform cost studies and analyses, and then manage the process to ensure that top level requirements are being met as the program evolves from design through development, test and production phases. Concurrent with systems engineering, Emergent-East provides program integration functions, which ensure that the program has been meticulously planned and that the program team follows the plan.

        Emergent-East's IT and related services are provided on either a time-and-materials or cost reimbursable basis. Those services provided to federal and state agencies are done so through a number of contract vehicles including, but not limited to, full and open competitive contracts, the GSA schedules, blanket purchase agreements and indefinite delivery and indefinite quantity agreements. Revenue growth rates and margins in the government IT and related services sector, while not providing the same economics as commercial activities, do provide a predictability of revenue and profit due to the long-term structured orientation of government IT and related services that is uncharacteristic of the commercial market in general.


  Steven Myers & Associates  ("SM&A")

        SM&A is the largest and most successful provider of integrated proposal management services through a proprietary proposal management strategy and process. In conjunction with this process, SM&A typically assumes a leadership role and places dedicated teams at client facilities to manage all aspects of the competitive proposal development process. Since 1982, SM&A has supported over 500 proposals worth over $173 billion in value for clients with a corresponding proposal win rate of 86.4% based on the dollar value of contracts awarded. SM&A had over $2.3 billion in new contract awards and 20 proposal wins by its clients during 2000. The combination of its unprecedented win rate and superior reputation has contributed to SM&A's dominant market share of proposal management services actually outsourced by government contractors.

        Emergent-East has leveraged SM&A's win rate to its advantage by using SM&A's proposal management expertise to win a major contract in 2000, potentially worth over $40M in contract revenues over its five year life time. One additional proposal has been submitted by Emergent-East using SM&A's leadership, that is potentially worth over $350M in its eight year contract life. Several additional prime proposals using this relationship are in various stages of preparation, prior to submittal to the government.

        SM&A also leverages its success in winning business for its clients and its involvement in the project life cycle to extend its services beyond proposal development to SM&A's comprehensive capabilities in the areas of information technology services, systems engineering program integration, and other technical areas.

        SM&A has been expanding its management consulting practice with both traditional aerospace and defense as well as non-aerospace customers.

Integration of Acquisitions

        During 1998, the Company acquired two high-end engineering and information technology consulting firms (the "1998 Acquisitions"): Space Applications Corporation ("SAC") and Decision-Science Applications, Inc. ("DSA"). SAC, founded in 1969, provided systems engineering, scientific research, program management support and technical support to military and civilian space programs, the intelligence community and the armed services. DSA, founded in 1977, provided systems engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense ("DoD"). The 1998 Acquisitions increased the scope and depth of the Company's high-end profile services, adding more than 400 systems engineering, information technology and program integration experts and expanding Emergent's domestic presence with offices in strategic locations near significant market centers.

        In March 1999, the Company acquired Systems Integration Softare, Inc. ("SIS"). SIS developed proprietary software products and services focused on improving system performance and network reliability. This transaction was accounted for as a purchase. The SIS operations were discontinued effective August 2, 2000, and therefore included in discontinued operations.

        In September 1999, the Company acquired Kapos Associates Inc. ("KAI"). KAI provides operations research, wargaming and systems analysis to the U.S. Government. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial results of KAI from the effective date of the acquisition. Its operations have been integrated with Emergent-East. The acquisitions of SIS and KAI are collectively referred to herein as "the 1999 Acquisitions."

        In February 2000, the Company acquired System Simulation Solutions, Inc. ("S3I"). S3I specializes in the design, development and application of powerful simulation software products for the United States Air Force assisting it in evaluating large-scale campaign level operations. The operations have been integrated with Emergent-East. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial results of S3I from the effective date of the acquisition.

        The Company has consolidated the acquisitions of DSA, SAC, KAI, and S3I under common management into Emergent-East. During 2000, the Company began integration of the systems and operations of the acquisitions and the acquisitions have been fully integrated by the first quarter 2001.

        On August 2, 2000, the Company's Board of Directors adopted a plan to discontinue the operations of Emergent-Central, previously disclosed as a business segment of the Company formed in 1999 to develop and license proprietary commercial software applications with focuses in telecommunications, enterprise security solutions, medical information and network management solutions. Emergent-Central was developed from the acquisition of SIS and a portion of DSA. The Company determined by August 2000 that the additional capital needed to further develop the software and bring it to market was not available due to the change in the Company's access to bank financing and its inability to raise additional capital for commercial software development.


MARKETS

        The Company is actively competing in two addressable markets: (i) the government services market (both as prime contractor and subcontractor) and,
(ii) the proposal management and management consulting services market. The former market is mainly addressed by Emergent-East, the latter market mainly by SM&A.

        Government Services (Emergent-East)

        The Company estimates the annual market for government services of interest to the Company at about $89 billion, including $69 billion of Federal Services and $20 billion of State and local services. Within this market, the Company currently focuses on providing IT services, systems engineering, science, modeling and simulation, and decision support services.

        Federal Procurement Spending. The Federal government will spend approximately $230 billion in fiscal year 2001 to acquire goods and services, of which approximately two-thirds will be spent by the Department of Defense (DoD). Of the remaining third, a significant portion is spent on information technology goods and services. Approximately 36% of Federal procurement dollars are spent on supplies, 50% on services, and 14% on research and development (R&D). The Company primarily addresses specific niches within the services market, including professional services, automated data processing, and telecommunications services. This market constitutes about 14% of Federal procurement spending, or about $37 billion in 2001. In addition, the Company competes successfully for various research and development contracts as well. Outsourced Federal R&D spending will be about $32 billion in 2001. Thus, the total Federal services market addressable by the Company is about $69 billion per year, the majority of which resides in the DoD.

        Spending at the DoD reached a modern era peak in 1986. The decline in defense spending accelerated with the ending of the Cold War and the completion of the Gulf War in 1991. Spending on defense goods declined 67% from 1986 to 1997 (the recent nadir of spending) and has since rebounded modestly. Spending on defense operations and maintenance (O&M) and R&D is still declining, reaching an expected low this year of 16% less than the peak in 1986. The decline has been less steep than the decline in procurement spending as the level of activity of the remaining, less numerous U.S. armed forces has never been higher in peacetime than today. Of significance to the Company is the fact that, as the Defense end-strength has declined (both uniformed and civilian), the requirement for outsourcing of services has increased. The significant decline in spending on defense goods since 1986 has had a dramatic affect on aerospace and defense suppliers, resulting in a massive market consolidation. On the other hand, the increased outsourcing of information technology and other defense O&M services has led to a 314% increase in service contracts with commercial entities since 1987 -- increasing from approximately $5.1 billion to approximately $21.1 billion in 2001 (in inflation adjusted 1999 dollars). The Company believes this represents a highly addressable subset of the $36.8 billion Federal services market mentioned above.

        State and Local Procurement Spending. State and local governments will procure approximately $400 billion of goods and services in 2001. Of this amount, the Company estimates that approximately 5% is spent on services for which the Company can successfully compete -- a market of approximately $20 billion annually. State and local service-based projects are generally smaller and less complex than Federal ones, thus reducing the addressable market.


The Government Services Market and Trends

        The Company believes that growth of the market for government services is dependent on a number of factors, including but not limited to:

    * U.S. Government Outsourcing. In response to a reduced federal budget and demands for efficiencies in government operation, many services that were once performed in-house by U.S. Government employees are now being outsourced to private industry. It is well-documented that this trend will likely continue as the government finds it increasingly difficult to recruit, train, and retain qualified IT specialists, scientists, engineers, and other professionals.

    * U.S. Government Contract Bundling. In the past, contracts were awarded in larger numbers for smaller amounts. As part of the streamlining of government initiatives, services contracts are often being bundled into larger value contracts. In addition, the government's traditional role as program integrator is now often delegated to prime contractors. This provides fewer opportunities for bidding, but allows the winning prime contractors to significantly increase revenue and profit. This factor allows companies who can write proposals well (such as Emergent-East, in partnership with its SM&A subsidiary) and manage subcontractors efficiently to grow rapidly in a flat market.

    * DoD Focus on Interoperability. Many of the command and control (C2) systems developed in the last decade use information technologies inefficiently, do not capitalize on commercial standards, and do not interoperate with each other. A major trend in the marketplace is the modification of systems to work with each other and the testing and certification of those systems for use in joint and coalition warfare. New C2 systems must be designed from the beginning to work with other C2 systems. The Company's expertise in the engineering of these C2 systems positions it to take advantage of this trend.

    * New administration. The new administration has expressed interest in "skipping a generation" of weapon systems. This may result in the cancellation or restructuring of existing programs and the analysis of new alternatives. The Company is well positioned to provide the engineering services to support this restructuring and analysis work through systems analysis, modeling and simulation, systems engineering and systems integration services.

    * Focus on Commercial Technology. The U.S. Government, in order to reduce the total cost of ownership of information systems, has emphasized commercial-off-the shelf (COTS) hardware and software. As these systems evolve, the needs of the government users often differ from the original customer expectations of the targeted COTS technology, thus requiring customized solutions, either through the development of database structures that process and display information or through software adaptations that process the data in a different manner.

Proposal Management  and Management Consulting Services (SM&A)

        Companies competing for large government and commercial contracts often seek the assistance of an outside firm of experts that can manage the proposal process and maximize the company's prospects of winning new business. In addition, companies interested in penetrating new markets or consolidating existing markets will often retain the services of firms capable of conducting unbiased research and providing clear advice about needed investments or restructuring, unencumbered by internal corporate expectations.

        The Company estimates that the annual market for SM&A's proposal management services is about $200 million, of which $60 million is readily addressable within SM&A's current business model. The market for management consulting services is much larger, depending on how broadly the Company wants to pursue that market by competing with the more established firms in the field.

        The Company believes that growth of the market for proposal management is dependent on a number of factors, including but not limited to:

    * Increase in the Defense Spending Budget. The defense budget is growing in some areas as the drawdown from the end of Cold War has ceased, combined with the need for modernization. A good deal of that spending will be driven by increased investment in IT, command and control systems, communications, computers and intelligence systems. Additional funding for new weapons could originate from additional cost savings in existing programs. The decrease in operational overhead of the Department of Defense will create additional opportunities to provide proposal management for new defense services contracts. Spending on new competitive defense systems contracts bottomed out in 1997 at barely more than one-third of the peak in 1986. The Company estimates that new competitive contract spending on defense systems increased 22% from 1997 to 2000 and will increase at the same or better rate in the next three years. Spending on new competitive defense R&D contracts is still in decline as R&D spending has declined overall and resources have been shifting into government-run R&D centers and away from contractors. From 1997 to 2000, the decline in the value of new R&D starts was about 17%. The new administration has pledged a 20% increase in defense R&D spending. As mentioned before, the market for outsourced defense services has actually increased since 1986, rising some 314% through 2001. Of that increase, new competitive starts increased about 20% from 1997 to 2000 with new service contract starts estimated to have surpassed R&D starts for the first time in fiscal year 2000, confirming the shift away from cutting-edge defense research to more routine implementation of IT projects.

    * Increasing Importance of Proposal Management Services. The Company believes that various factors in the aerospace and defense industries are contributing to an increased need to win projects. Recent consolidation activity in these industries has resulted in fewer, larger firms as well as an increased disparity between the resources of such larger firms and the remaining relatively smaller firms. The large consolidated firms are more motivated to win programs to support their operations and the smaller firms have an even greater need to access the resources necessary to compete with larger firms for programs. The U.S. Government has also conducted a number of "winner-take-all" competitions in which the government chose a single winner from two large aerospace suppliers that had traditionally jointly supplied a product. The winner may receive a multi-billion dollar contract while the loser may be allocated a program sub-contract or be required to shut down an existing production facility and re-assign or lay off several thousand workers. Consequently, proposal management services and a winning outcome are becoming increasingly crucial to all competitors.

    * Internal Proposal Capabilities of Existing Clients is Decreasing. The Company believes that the internal proposal capabilities of existing clients may be decreasing due to fiscal pressures currently being exerted on the organizations. This trend is expected to create additional opportunities for regional management services.

    * Expanding into supporting traditional management consulting companies. The Company is expanding its proposal management services to support traditional management consulting companies and state and local municipalities. In addition, SM&A has always provided management consulting services to its traditional customers, performing market research, management studies and other services. The Company believes that SM&A's excellent reputation and market access will continue to offer an avenue to increase this area of service.

GOVERNMENT SERVICES AND SUBCONTRACTING PERFORMED BY THE COMPANY

Systems Engineering. The Company's systems engineering work assists its clients to define the work that must be done to meet a given program's objectives. The first step formally defines the top level program objectives including mission requirements, annual and total budget, and the schedule for each major program milestone and then communicates them to each engineering, information technology and management department. The systems engineers perform trade studies and analyses to objectively evaluate the cost, schedule, risk and likely performance of alternative solutions. The systems engineers then manage the top level program requirements data base. As the program evolves from design through development, test and production phases, they constantly evaluate the work of the program's design and test groups to be certain that these top level requirements are being met.

Program Integration. Concurrent with systems engineering are the Company's program integration functions. This work is done to ensure that a given program has been meticulously planned and that the program team follows the plan. The Emergent program integration effort is critical to the financial success of the client. The work has an initial phase in which the program to be accomplished is defined in detail. This includes the detailed description of all tasks to be done by all of the participants over the lifetime of the program, the scheduling of these tasks, the sizing of each task and the definition of the inter-relationship among the tasks. This information is maintained by the program integration team in an electronic and sometimes web-enabled format easily accessible to the management team. After the definition work is completed, the program integration staff focuses on the execution of the program, in which the status of each task is constantly evaluated (and reported to management, including the government project office), the likely attainment of future milestones is predicted, and the program risks are constantly re-evaluated to allow proactive management decisions to mitigate risk.

Systems Analysis. A major part of systems engineering and program integration is the ability to quantify and justify decisions in the definition, design, and execution of a program. Determining military utility and the impact a decision has on that utility is key to providing clients with the irrefutable data needed to design, develop and integrate their systems. Our modeling and simulation capability provides the framework where these decisions can be evaluated in an unbiased manner, and documented in a repeatable, validated format.

Applied Research and Space Science. NASA has outsourced many of the applied research aspects of space physics and solar physics. Our scientists conduct research into origins and effects of the sun, and the environment in space and its effects upon satellites and our environment. These scientists use data from a wide range of scientific spacecraft, earth based sensors, and laboratory experiments to conduct this research. The results of their research are often published in scientific journals or used to develop next generation scientific payloads for future exploration.

Software and Database Development. Many government customers need customized solutions for specific needs for information. This involves either the tailoring of a database to sort and present information in a meaningful way, or the development of processing algorithms and the coding of those algorithms to process the data in a specific way. We start with a set of requirements, derive a design, develop the necessary code or database structures and integrate the results into our customers systems. We also develop stand-alone solutions through the integration of commercial hardware and software tailoring of databases.

Modeling and Simulation. The Company provides modeling and simulation support to the U.S. Air Force, other government agencies, and contractors. The Company's customers use modeling and simulation to quickly and inexpensively test (compared to building and testing actual prototypes) new concepts, tactics and doctrine.


PROPOSAL MANAGEMENT AND MANAGEMENT CONSULTING SERVICES PERFORMED BY THE COMPANY

Proposal Management. Proposal management involves assisting clients with the procurement of government and commercial programs. The process whereby SM&A manages a proposal can be divided into three phases: the pursuit phase, the proposal phase, and the evaluation phase.

        The Pursuit Phase. Once hired to manage a proposal, the SM&A team assists the client in the creation of a win strategy that leads to selection of sub-contractors, an investment plan, a technical baseline, and a program implementation plan. SM&A often advises or coordinates the marketing campaign as well. At the proper time, SM&A assembles a team of proposal specialists at the client's site typically deploying a proposal manager, volume leaders for each of the major proposal volumes, specialists well versed in the new management processes required by the government, and production specialists expert in the new forms of electronic proposals often required by a government acquisition agency.

        The Proposal Phase. Each SM&A team manages a client team, typically 50 to 200 engineers, IT specialists and managers, providing full time, hands-on execution of the SM&A process from strategy formulation, through all phases of proposal preparation and review, to the post-submittal responses to the government's questions. The proposal process typically requires three to twelve months of intensive activity at the client's site. The SM&A team manages a process that starts with analysis of the government's request for proposal and results in the creation of a series of proposal documents, each following a proprietary SM&A template. These templates guide the team in developing the key "facts" that will win, which typically consist of the most cost-effective technical solution to meet the government's needs and a low-risk program plan that will deliver the product on time and within budget. Following SM&A's page-by-page quality review, the proposal is submitted and, if required, an oral presentation is made. SM&A creates the materials (technical charts, videos, models) for the oral presentations, which are becoming more common. Various forms of electronically formatted proposal content are becoming an increasingly larger component of the delivered work product.

        The Evaluation Phase. After the proposal is submitted, the proposal team's interaction with the U.S. Government is a critical part of the SM&A winning process. Many teams submit their proposals and then key personnel are reassigned on other projects. Conversely, in an SM&A-managed proposal, the core competence is maintained to answer formal questions from the government, and prepare the Best and Final Offer. Another area of SM&A action during the government's proposal evaluation period is working with the client's team in preparation for winning the award. Many proposals include a very aggressive start-up phase that requires the delivery of significant products within the first 30 to 60 days after the contract award. SM&A provides management support, program planners and schedulers, systems engineers and IT specialists to assist the client's team to meet early post-award commitments.

After a contract award, SM&A can leverage its marketplace dominance to generate follow-on contracts for Emergent-East.


CLIENTS

        The Company provides its high-end systems engineering, and integrated proposal management services to numerous Fortune 100 clients and the U.S. Government. The Company provides contract support services to various branches of the U.S. Government including the U.S. Air Force, U.S. Navy, U.S. Army, NASA and government intelligence agencies.

        Raytheon Company and Lockheed Martin Corporation combined accounted for approximately 29% and 36% of the Company's revenues for the years ended December 31, 2000 and 1999, respectively. In addition, for the year ended December 31, 2000, the U.S. Government accounted for 27% (28% in 1999) of the Company's revenues. These revenues are a result of various engagements by several business units of these companies and governmental entities. Although such business units are affiliated with the parent entities, the Company's experience has indicated that the particular engagements are subject to the discretion of each individual business and governmental unit.

        In 2000, 27% (28% in 1999) of the Company's revenues resulted from contracts directly with the U.S. Government. Contracts with the U.S. Government are subject to termination, reduction or modification as a result of changes in the U.S. Government's requirements or budgetary restrictions, at the convenience of the U.S. Government, or when we participate as a subcontractor, if the primary contractor is in default. Upon termination of a contract at the convenience of the U.S. Government, the contractor is generally entitled to reimbursement for allowable costs incurred up to the date of termination and a proportionate amount of the stipulated profits or fees attributable to the work actually performed.


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

        At December 31, 2000 the Company's backlog was approximately $116 million. The Company's engagements are terminable at will and no assurance can be given that the Company will receive any of the fees associated with the backlog described above.


SALES AND MARKETING

        The Company markets its services directly to senior executives of major corporations. The Company employs a variety of business development and marketing techniques to communicate directly with current and prospective clients, including making on-site presentations, trade advertising, attending industry seminars featuring presentations by Emergent personnel, attending trade shows and authoring articles and other publications about the industry and the Company's methodologies, processes and technologies.

        A significant portion of new business arises from prior client engagements. Clients frequently expand the scope of engagements during delivery to add complementary activities. Also, the Company's on-site presence affords it the opportunity to become aware of, and to help define, additional project opportunities as they are identified by the client. The strong client relationships arising out of many engagements facilitates the Company's ability to market additional capabilities to its clients in the future. In addition, the Company's senior management team is actively involved in meeting with companies that have not yet engaged Emergent and newly appointed senior managers in current Emergent clients who might not be thoroughly knowledgeable of Emergent's previous assistance to the client.

GOVERNMENT CONTRACTS

        In 2000, 27% (28% in 1999) of the Company's revenues resulted from contracts directly with the U.S. Government. Contracts with the U.S. Government are subject to termination, reduction or modification as a result of changes in the U.S. Government's requirements or budgetary restrictions, at the convenience of the U.S. Government, or when we participate as a subcontractor, if the primary contractor is in default. Upon termination of a contract at the convenience of the U.S. Government, the contractor is generally entitled to reimbursement for allowable costs incurred up to the date of termination and a proportionate amount of the stipulated profits or fees attributable to the work actually performed.

COMPETITION

        In each of its markets, Emergent has able competitors, which differ depending upon the characteristics of the customer including its size, geographic location, and computing environment. Many established competitors have greater marketing, technical, and financial resources than the Company, and there can be no assurance that Emergent will be able to continue to compete successfully with existing or new competitors.

        PROFESSIONAL SERVICES

        Systems Engineering. Systems engineering markets are highly competitive and include a large number of highly capable firms in the United States, such as Booz-Allen & Hamilton, Science Applications International Corporation, Veridian, and Litton TASC. The market is also highly fragmented. The Company, however, has found increasing opportunities to work with clients who have previously retained Emergent. The trend towards contract bundling has driven larger government contractors into the same market space, which has increased competition from companies with much larger sales and marketing workforces and the ability to apply a larger team of experts into winning contracts. However, this same trend has provided the opportunity for more teaming opportunities with potential competitors, leveraging individual strengths.

        Program Integration. Program integration markets are highly competitive, with internal resources of the larger prime contractors being the primary competitor. There is also a large number of smaller firms who provide similar services.

        Systems Analysis. The systems analysis marketplace is dominated by smaller companies that dominate specific niches, with a smaller number of medium size firms that compete in many of the larger market segments. The Company dominates the Air Force Modeling and Simulation market for campaign and strategic level analyses, and in the air to air engagement arena. There is more competition on the horizon as the U.S. Government is looking at joint service simulations at the strategic and campaign levels, but none of these systems are operational, nor provide the fidelity of our models.

        Applied Research. The applied research market is limited to a few companies that effectively recruit, retain and motivate high level scientists. Typically, companies in this market hire away talent in pursuit of competitive procurements, as the skills of most researchers are unique. This makes competition very fragmented and diffuse and requires vigilance on the part of the Company to maintain a competitive and enjoyable work environment.

        Proposal Management. The market for proposal management services in the procurement of government and commercial contracts for aerospace and defense is a niche market with a number of competitors. The Company is the largest provider of such services and principally competes with numerous smaller proposal management companies in this highly specialized industry. Shipley Associates, with approximately one-third the revenue as SM&A, is the largest competitor. The Company also competes with some of its client's internal proposal development resources. A number of SM&A's clients maintain internal business acquisition teams that are designed to handle the procurement of government contracts, although the number of such in-house departments has been decreasing in recent years.

        PRINCIPAL COMPETITIVE FACTORS IN PROFESSIONAL SERVICES

        The Company believes the principal competitive factors in the professional services market include in priority order: Industry and program knowledge, rapidly deployable skilled personnel, responsiveness, reputation and price.

        Proposal management factors are similar but in a different priority, they include: Reputation, the level of experience and skill of staff professionals, industry expertise, quality of service, responsiveness, and procurement success rate. The need to provide efficient and cost-effective service is of even greater importance where the cost of proposal development is likely to be a larger percentage of the contract amount than with a large program.

EMPLOYEES

        As of December 31, 2000, the Company had approximately 735 employees. Approximately 94% are information technology and proposal management professionals and 6% are administrative personnel. The Company believes that its success depends significantly upon attracting, retaining and motivating talented, innovative and experienced professionals. For this reason, Emergent is comprised of highly experienced information technology specialists, program managers, engineers and skilled technicians, tested in some of the largest and most complex military, commercial and government programs of the past 30 years. The typical Emergent employee has more than 20 years of applicable experience and a majority of our employees possess advanced degrees in science, engineering or information technology fields.

        The Company has instituted a training and recruitment program to help acquire and ensure retention of high quality personnel and to enable it to respond to expanding customer needs. The performance of each Emergent employee is constantly evaluated both by the Emergent team with whom the employee is working and by the client who has engaged the Company. Emergent executives are always on call to discuss any and all personnel issues. Emergent has maintained the highest standards of performance to ensure client satisfaction. The Company also attracts and motivates its professional and administrative staff by offering competitive packages of base and incentive compensation and benefits.

        The Company's employees are not represented by any labor union and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

        In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating us and our business and prospects.

                                  RISK FACTORS

THERE ARE RISKS ASSOCIATED WITH THE COMPANY'S ABILITY TO INTEGRATE ITS PRIOR ACQUISITIONS

        In recent years, the Company expanded its operations through the acquisition of complementary businesses.

        There can be no assurance that the anticipated economic, operational and other benefits of these acquisitions will be realized or that the Company will be able to successfully integrate these acquired businesses. The difficulties of such integration may initially be increased by the need to integrate personnel with different business backgrounds and corporate cultures. Failure to effectively integrate the acquired companies may adversely affect the Company's ability to bid successfully on certain engagements and otherwise grow its business. Client dissatisfaction or performance problems at a single acquired company could have an adverse effect on the reputation of the Company as a whole, and this could result in increased difficulty in marketing services or acquiring companies in the future. In addition, the Company cannot be certain that the acquired companies will operate profitably. There are other risks with acquisitions. These include diversion of management attention, potential loss of key clients or personnel, risks associated with unanticipated problems, liabilities or contingencies and risks of entering markets in which the Company has limited or no direct expertise: The occurrence of some or all of the events described in these risks could have a material adverse effect on the business, operating results and financial condition.

        The Company's ability to manage the integration of its operations will require the Company to continue to improve its operational, financial and other internal systems and to attract, develop, motivate and retain its employees. The Company's rapid growth in prior years has presented and will continue to present numerous operational challenges, such as the assimilation of financial reporting systems and increased pressure on our senior management and will increase the demands on our systems and internal controls. In addition, the Company's success depends in large part upon its ability to attract, develop, motivate and retain highly-skilled professionals and administrative employees. Qualified professionals are currently in great demand and there is significant competition for employees with the requisite skills from other major and boutique consulting firms, research firms, government contractors, proposal management or business acquisition departments of major corporations and other professional services firms. There can be no assurance the Company will be able to attract and retain the qualified personnel necessary to effectively manage its operations. To the extent the Company is unable to manage its integration effectively and efficiently, its business, financial condition and results of operations could be materially and adversely affected.


OUR BUSINESS DEPENDS SUBSTANTIALLY ON THE DEFENSE INDUSTRY


        Approximately 31% of the Company's revenues were derived from proposal management services from SM&A related to government procurement contracts for the fiscal year ended December 31, 2000. In addition, a significant portion of the Company's revenues are derived from contracts or subcontracts with the U.S. Government. For the foreseeable future, the Company expects that the percentage of revenues attributable to such contracts will continue to be substantial. U.S. Government expenditures for defense products may decline in the future with such reductions having an effect on the Company's clients or, indirectly, on the Company. A number of trends may contribute to such a decline, including:

    - large weapon systems being replaced with smaller, more precise high technology systems;

    - multiple procurements for similar weapons being consolidated into joint service procurements, such as the Joint Strike Fighter program;

    - threat scenarios evolving away from global conflicts to regional conflicts; and

    - the continuing draw down of U.S. military forces in response to the end of the Cold War.

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

THERE ARE RISKS ASSOCIATED WITH GOVERNMENT CONTRACTING

        The Company is subject to risks associated with compliance with governmental regulations, both directly and through government-contractor clients. The fines and penalties which could result from noncompliance with appropriate standards and regulations, or a client's suspension or disbarment from the bidding process for future government contracts could have a material adverse effect on the Company's business, operating results and financial condition. The Company is in the process of integrating the 1998, 1999 and 2000 acquisitions and has not yet put in place all systems and procedures required for the satisfactory compliance with all government regulations. If the Company cannot comply with all government reporting and compliance it may be subject to fines, penalties or the loss of the ability to retain government contract work.

        The Company relies on the continuance and expansion of our business on a facility security clearance from the U.S. Government and individual security clearances, at various levels, for nearly all members of staff. There can be no assurance that necessary security clearances will continue to be made available by the U.S. Government.

        In addition, a significant portion of the Company's revenues is derived from contracts or subcontracts with the U.S. Government. The Company's services are performed pursuant to the following types of contracts:

    -   cost reimbursable;

    -   time-and-materials; and

    -   fixed-price contracts and subcontracts.

Under fixed-price contracts, the Company bears any risk of increased or unexpected costs that may reduce its profits or cause the Company to sustain a loss.

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

        Under certain circumstances, the U.S. Government can suspend or bar individuals or firms from obtaining future contracts with the U.S. Government for specified periods of time. Any such suspension or disbarment of the Company or of its major clients could have a material adverse effect upon the Company. The Company's books and records are subject to annual audit by the Defense Contract Audit Agency, which can result in adjustments to contract costs and fees. If any costs are improperly allocated to a contract, such costs are not reimbursable and, if already reimbursed, will require the Company to refund such amounts to the government. If improper or illegal activities are discovered in the course of any audits or investigations, the contractor may also be subject to various civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. If the Company becomes subject to penalties or sanctions, such penalties or sanctions could have a material adverse effect on our business, financial condition and results of operations. Currently the government has not completed their audit of the Company's books and records for 1998, 1999 and 2000.

THE COMPANY RELIES ON A RELATIVELY LIMITED NUMBER OF CLIENTS

        The Company derives a significant portion of revenues from a relatively limited number of clients. For example, revenues from the ten most significant clients accounted for approximately 79%, 80%, and 76%, of total revenues for the years ended December 31, 2000, 1999, and 1998, respectively. Three clients, the U.S. Government, Raytheon Systems Company, and Lockheed Martin Corporation accounted for approximately 56%, 64%, and 58% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Raytheon Systems Company is the Company's single largest commercial client, accounting for approximately 17%, 20% and 16% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

        Clients typically retain the Company's services as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate the engagement at any time without a significant penalty. Moreover, there can be no assurance that existing clients will continue to engage the Company for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect our business, financial condition and results of operations. In addition, the level of services required by an individual client may diminish over the life of the relationship, and there can be no assurance the Company will be successful in establishing relationships with new clients as this occurs.

THE MARKETS IN WHICH THE COMPANY OPERATES ARE HIGHLY COMPETITIVE

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

THE COMPANY RELIES HEAVILY UPON ITS KEY EMPLOYEES

        The Company's success is highly dependent upon the efforts, abilities, business generation capabilities and project execution of its executive officers, in particular those of Steven S. Myers, our President, Chief Executive Officer and Chairman of the Board, and Ajay K. Patel, our Executive Vice President and Chief Operating Officer. The loss of the services of either of these individuals for any reason could materially and adversely affect our business, operating results and financial condition.

QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY

        The Company may experience significant fluctuations in future quarterly operating results due to a number of factors, including the size, timing and duration of client engagements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


THE STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY

        The Company's common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and April 6, 2001, the closing sale price has ranged from a low of $0.75 per share to a high of $31.13 per share. The market price of the Company's common stock could continue to fluctuate substantially due to a variety of factors, including:

    -   quarterly fluctuations in results of operations;

    - adverse circumstances affecting the introduction or market acceptance of new services offered by the Company;

    -   announcements of new services by  competitors;

    -   loss of key employees;

    - changes in the regulatory environment or market conditions affecting the defense and aerospace industry;

    -   changes in earnings estimates and ratings by analysts;

    - lack of market liquidity resulting from a relatively small amount of public stock float;

    -   changes in generally accepted accounting principles;

    -   sales of common stock by existing holders;

    -   the announcement and market acceptance of proposed acquisitions; and

    - financial performance for any period which results in the violation of debt covenants with any of the Company's lenders and subsequent loss of available bank lines for working capital.

PRINCIPAL SHAREHOLDER HAS SIGNIFICANT CONTROL OVER THE COMPANY

        Steven S. Myers, the Chief Executive Officer and Chairman of the Board, beneficially owns or controls approximately 39.15% of the Company's outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company and may adversely affect the voting or other rights of other holders of common stock. The Company's board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

LOSS OF LIQUIDITY

        The Company has a revolving credit commitment with three major banks. The commitment expires January 31, 2002. There is risk that the Company may violate covenants associated with this commitment which would result in the loss of the Company's ability to borrow under the revolving credit agreement. There are no assurances that the Company may be able to refinance the current commitment by January 31, 2002.

        As conditions to the revolving credit commitment, the Company is obligated to reduce the $22.7 million commitment by a minimum of $1.0 million per quarter or by the earlier reduction due to the proceeds of tax refunds or the sale of assets. As of March 30, 2001, the Company has met the commitment reduction requirements and no further reductions are required until termination of the facility.


ITEM 2--PROPERTIES

FACILITIES

        The Company and its subsidiary, SM&A, occupy its principal executive offices adjacent to the Orange County (John Wayne) Airport in Newport Beach, California. The Company has approximately 19,500 square feet of office space in this location.

        As of December 31, 2000, the Company's other primary offices housed Emergent-East including an approximately 73,000 square foot facility in Vienna, Virginia. The Company maintains additional offices, each consisting of 20,000 square feet or less, throughout the United States. The Company estimates it has approximately 100,000 square feet in excess real estate due to the discontinued operations of Emergent-Central and the integration of the Company's acquisitions. The Company is actively attempting to sublease its excess facility space.

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

                                     PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range Of Common Stock

        The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "WINS" from January 29, 1998 through May 3, 2000. On May 4, 2000 the Company changed its name to Emergent Information Technologies, Inc., and changed its symbol to "EITI". On May 30, 2000 the Company began trading under the Nasdaq small capitalization listing following notification from Nasdaq that it did not comply with the requirements for continued listing on the Nasdaq National Market.

        The following table sets forth, for the quarters indicated, the high and low closing sale prices as reported on Nasdaq.

                                                          2000                      1999
                                                  ----------------------------------------------
                                                   HIGH          LOW         HIGH          LOW
                                                  -------      -------      -------      -------
    First Quarter Ending March 31 ..........      $ 5.250      $ 5.063      $11.625      $ 9.875
    Second Quarter Ending June 30 ..........      $ 2.500      $ 2.125      $  8.00      $  7.00
    Third Quarter Ending September 30 ......      $ 1.719      $ 1.250      $ 7.875      $ 7.531
    Fourth Quarter Ending December 31 ......      $ 1.000      $  .750      $ 6.250      $ 6.000

        At April 6, 2001, there were approximately 2,250 registered holders of the Company's outstanding shares of Common Stock and on April 6, 2001 the closing sale price of the Common Stock on the Nasdaq Small Cap Market was $1.50 per share.

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

RECENT SALES OF UNREGISTERED SECURITIES

        On May 29, 1998, the Company acquired SAC. In connection with such acquisition and in exchange for all of the issued and outstanding SAC common stock and options, the Company issued an aggregate of 819,743 shares of its common stock and 175,906 options to purchase its common stock to the shareholders and option holders of SAC, respectively, consisting mainly of SAC employees, executives and directors. The exchange involved 35 or fewer persons not established to the reasonable satisfaction of the Company as "accredited investors" under Rule 501(a) of the Securities Act of 1933, as amended (the "Act"), and was consummated in reliance upon Section 4(2) of the Act, and the rules and regulations thereunder. Pursuant to Rule 506(b), all investors were either accredited investors, reasonably believed by the Company to have such knowledge and experience in financial and business matters that such investor was capable of evaluating the merits and risks of the investment, or retained a purchaser representative not affiliated with the Company in connection with the transaction. Due to certain price protection provisions relating to the shares of common stock issued in connection with the acquisition of SAC and the market price of the Company's stock during 1999, the Company issued 714,000 additional shares of common stock to former shareholders of SAC based upon the market price of the common stock at certain defined liquidation dates.

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

        The Company entered into a Note and Stock Purchase Agreement (the "Subordinated Debt Agreement") dated as of December 29, 2000, by and among the Company, the subsidiaries of the Company as Guarantors, and various investors including Libra Mezzanine Partners II, L.P. (such investors, the "Purchasers"). In consideration of a $25,000,000 investment, the Company issued to the purchasers (i) 13% Senior Subordinated Notes due in 2005 in the aggregate principal amount of $25,000,000 (the "Notes"), and (ii) 2,250,000 shares of the common stock of the Company ("Common Stock") with a fair value of $1,968,750. The Purchasers have demand registration rights.

ITEM 6--SELECTED FINANCIAL DATA

                                                                                       YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------------------------------
                                                                     2000(1)       1999(1)     1998(1)       1997          1996
                                                                    ---------    ---------    ---------    ---------    ---------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenues ....................................................   $ 120,140    $  95,533    $  68,449    $  36,962    $  25,699
Cost of revenues ................................................      72,980       58,592       40,483       20,529       14,512
                                                                    ---------    ---------    ---------    ---------    ---------
    Gross margin ................................................      47,160       36,941       27,966       16,433       11,187
Selling, general and administrative expenses(2) .................      32,921       23,725       13,756        8,184        8,274
Amortization of goodwill and other intangibles ..................       1,716          816          770           --           --
Cancelled secondary offering costs ..............................          --           --          361           --           --
                                                                    ---------    ---------    ---------    ---------    ---------
    Operating income ............................................      12,523       12,400       13,079        8,249        2,913
Other income (expense) ..........................................      (2,062)        (702)       1,520         (292)         136
                                                                    ---------    ---------    ---------    ---------    ---------
    Income before income taxes ..................................      10,461       11,698       14,599        7,957        3,049
Income tax expense(3) ...........................................       4,289        4,738        6,072        3,183        1,219
                                                                    ---------    ---------    ---------    ---------    ---------
Income or pro forma income from continuing operations ...........       6,172        6,960        8,527        4,774        1,830
Loss from operations of discontinued business, net of
    income tax benefit of $3,364, $2,009, and $137 in 2000,
    1999, and 1998, respectively(4) .............................      (5,928)      (2,950)        (208)          --           --
Loss from disposal of discontinued business, net of income
    tax benefit of $3,509 and $390 in 2000 and 1998,
    respectively(4) .............................................     (30,607)          --         (607)          --           --
                                                                    ---------    ---------    ---------    ---------    ---------
    Net income (loss) or pro forma net income ...................   $ (30,363)   $   4,010    $   7,712    $   4,774    $   1,830
                                                                    =========    =========    =========    =========    =========
Income (loss) or pro forma income per share from continuing
  operations(5):
    Basic .......................................................   $     .38    $     .43    $     .55    $     .37    $     .12
    Diluted .....................................................   $     .37    $     .42    $     .53    $     .37    $     .12
                                                                    =========    =========    =========    =========    =========
Loss per share from discontinued operations(5):
    Basic .......................................................   $   (2.23)   $    (.18)   $    (.05)   $     .00    $     .00
    Diluted .....................................................   $   (2.20)   $    (.18)   $    (.05)   $     .00    $     .00
                                                                    =========    =========    =========    =========    =========
Net income (loss) or pro forma net income per share(5):
    Basic .......................................................   $   (1.85)   $     .25    $     .50    $     .37    $     .12
    Diluted .....................................................   $   (1.83)   $     .24    $     .48    $     .37    $     .12
                                                                    =========    =========    =========    =========    =========
Weighted average shares outstanding(5):
    Basic .......................................................      16,350       16,257       15,645       12,948       14,893
    Diluted .....................................................      16,579       16,431       15,984       12,948       14,893
                                                                    =========    =========    =========    =========    =========
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents .......................................   $   2,040    $   1,226    $     454    $     150    $   1,927
Working capital .................................................      20,841       22,224       15,979          101         (279)
Total assets ....................................................      75,849       96,573       66,324        5,331       11,820
Long-term debt, including current portion(6)(7) .................      36,633       29,017           --        7,729        6,250
Shareholders' equity (deficit)(6) ...............................      22,910       50,456       55,329       (6,328)         755

Footnotes

(1) The consolidated statements of operations and balance sheet data include the results of operations and acquired net assets of the Company and Space Applications Corporation (SAC) beginning May 15, 1998, Decision Science Applications (DSA) beginning August 1, 1998, Systems Information Solutions, Inc., (SIS), beginning March 1, 1999, Kapos Associates Inc., beginning September 1, 1999, and System Simulation Solutions, Inc., beginning February 1, 2000.

(2) Selling, general and administrative expenses for fiscal 1997 and 1996 reflect pro forma adjustments for compensation for the principal executive officers (which have historically been included in SG&A expenses) who are to be paid a maximum of $2.7 million in salaries and bonuses for 1998 under the Executive Compensation Program.

(3) Amounts reflect pro forma adjustments for provisions for federal and state income taxes as if the Company had been taxed as a C corporation at an assumed statutory rate of approximately 40% for years prior to 1998.

(4) Loss from operations on discontinued business and loss from disposal of discontinued business reflect the operations of StamiNet, Inc., a subsidiary of SAC in 1998, and Emergent-Central in 1999 and 2000. Emergent-Central was comprised of the commercial software development operations of DSA and SIS. On August 2, 2000, management decided to discontinue the Emergent-Central operation. See Note 5 to the Consolidated Financial Statements.

(5) Net income (loss) or pro forma net income per share was computed as explained in Note 1 to the Consolidated Financial Statements.

(6) In 1999, the Company purchased 1,146,000 of its common shares for approximately $9.3 million in cash using funds borrowed under the Company's currently existing bank facility. In January 1998, the Company sold 2,100,000 shares of Common Stock in the IPO for net proceeds of approximately $22.4 million and repaid all of the Company's then existing indebtedness of $7.4 million. In January 1997, the Company repurchased 1,995,125 shares of Common Stock from certain of its existing shareholders for approximately $5.9 million using borrowings under its then existing bank facility. On December 29, 2000, in consideration of a $25,000,000 investment, the Company issued 2,250,000 shares of the Company's common stock. See Note 6 to the Consolidated Financial Statements.

(7) In April 1996, the Company purchased an aircraft for $5.8 million and financed the purchase through a bank. In January 1997, the Company sold the aircraft to a company which is owned by Steven S. Myers, the Company's principal shareholder.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS CONCERNING FORWARD-LOOKING STATEMENTS

    From time to time, the Company, through its management, may make forward-looking public statements, such as statements concerning then expected future revenues or earnings or concerning projected plans, performance, contract procurement as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in press releases or informal statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

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

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following tables presents unaudited quarterly consolidated financial information for each of the Company's last eight fiscal quarters. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K and includes all adjustments necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have in the past been subject to fluctuations, and thus, the operating results for any quarter are not necessarily indicative of results for any future period.

    The amounts for the quarters ending September 30, June 30, and March 31, 2000 have been restated from the amounts previously presented in the respective Form 10-Q's for certain corrections. The restatements are detailed on page 21.


                                                             2000                                      1999
                                            -----------------------------------------    -----------------------------------------
                                              12/31      9/30       6/30       3/31       12/31       9/30       6/30       3/31
                                            --------   --------   --------   --------    --------   --------   --------   --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues .............................. $ 29,987   $ 27,924   $ 31,382   $ 30,847    $ 24,474   $ 23,332   $ 23,076   $ 24,651
Cost of revenues ..........................   19,221     16,460     18,641     18,658      16,186     14,724     13,628     14,054
                                            --------   --------   --------   --------    --------   --------   --------   --------
    Gross margin ..........................   10,766     11,464     12,741     12,189       8,288      8,608      9,448     10,597
Selling, general and administrative
 expenses .................................    8,433      8,865      7,944      7,679       7,527      5,752      5,093      5,353
Amortization of goodwill and
 other intangibles ........................      437        437        437        405         214        214        195        193
                                            --------   --------   --------   --------    --------   --------   --------   --------
    Operating income ......................    1,896      2,162      4,360      4,105         547      2,642      4,160      5,051
        Other expense .....................     (522)      (608)      (550)      (382)       (175)      (175)      (176)      (176)
                                            --------   --------   --------   --------    --------   --------   --------   --------
            Income from continuing
             operations before income
             taxes ........................    1,374      1,554      3,810      3,723         372      2,467      3,984      4,875
Income tax expense ........................      563        487      1,638      1,601         287        983      1,614      1,854
                                            --------   --------   --------   --------    --------   --------   --------   --------
    Income from continuing operations .....      811      1,067      2,172      2,122          85      1,484      2,370      3,021
Discontinued operations:
    Loss from operations of
      discontinued business, net ..........       --     (1,343)    (2,457)    (2,128)     (1,342)      (749)      (168)      (691)
    Loss from disposal of discontinued
      business, net .......................       --    (30,607)        --         --          --         --         --         --
                                            --------   --------   --------   --------    --------   --------   --------   --------
Net income (loss) ......................... $    811   $(30,883)  $   (285)  $     (6)   $ (1,257)  $    735   $  2,202   $  2,330
                                            ========   ========   ========   ========    ========   ========   ========   ========
Income per share from continuing
 operations:
    Basic ................................. $    .05   $    .07   $    .13   $    .13    $     --   $    .09   $    .15   $    .18
    Diluted ............................... $    .05   $    .07   $    .13   $    .13    $     --   $    .09   $    .15   $    .18
                                            ========   ========   ========   ========    ========   ========   ========   ========
Loss per share from discontinued
 operations:
    Basic ................................. $     --   $  (1.95)  $   (.15)  $   (.13)   $   (.08)  $   (.05)  $   (.01)  $   (.04)
    Diluted ............................... $     --   $  (1.95)  $   (.15)  $   (.13)   $   (.08)  $   (.05)  $   (.01)  $   (.04)
                                            ========   ========   ========   ========    ========   ========   ========   ========
Net income (loss) per share:
    Basic ................................. $    .05   $  (1.88)  $   (.02)  $     --    $   (.08)  $    .04   $    .14   $    .14
    Diluted ............................... $    .05   $  (1.88)  $   (.02)  $     --    $   (.08)  $    .04   $    .14   $    .14
                                            ========   ========   ========   ========    ========   ========   ========   ========
Weighted average common shares
 outstanding:
    Basic .................................   16,515     16,324     16,199     16,181      16,093     16,307     16,090     16,515
    Diluted ...............................   16,516     16,348     16,238     16,231      16,190     16,371     16,247     16,927
                                            ========   ========   ========   ========    ========   ========   ========   ========

-----------

                                                                 THREE MONTHS ENDED    THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                   MARCH 31, 2000         JUNE 30, 2000      SEPTEMBER 30, 2000
                                                                --------------------  --------------------  --------------------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                    AS                    AS                     AS
                                                                PREVIOUSLY     AS     PREVIOUSLY     AS     PREVIOUSLY     AS
                                                                 REPORTED   RESTATED   REPORTED   RESTATED   REPORTED   RESTATED
                                                                ----------  --------  ----------  --------  ----------  --------
Net revenues ..................................................  $ 30,847   $ 30,847   $ 31,382   $ 31,382   $ 27,924   $ 27,924
Cost of revenues ..............................................    18,658     18,658     18,641     18,641     16,460     16,460
                                                                 --------   --------   --------   --------   --------   --------
        Gross profit ..........................................    12,189     12,189     12,741     12,741     11,464     11,464
Selling, general & administrative expenses (1) ................     7,464      7,679      7,729      7,944      8,946      8,865
Amortization of goodwill and other intangibles ................       405        405        437        437        437        437
                                                                 --------   --------   --------   --------   --------   --------
    Total selling, general & administrative expenses ..........     7,869      8,084      8,166      8,381      9,383      9,302

     Operating income .........................................     4,320      4,105      4,575      4,360      2,081      2,162
         Other expense ........................................      (382)      (382)      (550)      (550)      (608)      (608)
                                                                 --------   --------   --------   --------   --------   --------
Income from continuing operations before taxes ................     3,938      3,723      4,025      3,810      1,473      1,554
Income tax expense (2) ........................................     1,693      1,601      1,730      1,638        378        487
                                                                 --------   --------   --------   --------   --------   --------
          Income from continuing operations ...................     2,245      2,122      2,295      2,172      1,095      1,067
Discontinued operations:
          Loss from operations of discontinued business, net of
            income tax benefit (3) ............................    (1,582)    (2,128)    (1,853)    (2,457)      (576)    (1,343)
          Loss from disposal of discontinued business, net of
            income tax benefit (4) ............................        --         --         --         --    (28,882)   (30,607)
                                                                 --------   --------   --------   --------   --------   --------
          Net income (loss) ...................................       663         (6)       442       (285)   (28,363)   (30,883)
                                                                 ========   ========   ========   ========   ========   ========

Income per share from continuing operations:
           Basic ..............................................  $    .14   $    .13   $    .14   $    .13   $    .07   $    .07
           Diluted ............................................  $    .14   $    .13   $    .14   $    .13   $    .07   $    .07
                                                                 ========   ========   ========   ========   ========   ========
Loss per share from discontinued operations:
           Basic ..............................................  $   (.10)  $   (.13)  $   (.11)  $   (.15)  $  (1.80)  $  (1.95)
           Diluted ............................................  $   (.10)  $   (.13)  $   (.11)  $   (.15)  $  (1.80)  $  (1.95)
                                                                 ========   ========   ========   ========   ========   ========
Net income (loss) per share:
    Basic .....................................................  $    .04   $    .00   $    .03   $   (.02)  $  (1.73)  $  (1.88)
    Diluted ...................................................  $    .04   $    .00   $    .03   $   (.02)  $  (1.73)  $  (1.88)
                                                                 ========   ========   ========   ========   ========   ========
Weighted average common shares outstanding:
    Basic .....................................................    16,181     16,181     16,199     16,199     16,324     16,324
    Diluted ...................................................    16,231     16,231     16,238     16,238     16,348     16,348
                                                                 ========   ========   ========   ========   ========   ========

------------

(1) To recognize additional depreciation expense of $215 in each of the quarters presented and to recognize additional previously unrecorded expenses of $296 as loss from operations of discontinued business in the quarter ended September 30, 2000.

(2) To adjust income tax expense for the adjustments noted in (1) in each of the quarters presented and to adjust the effective tax rate to the actual projected annual rate as of September 30, 2000.

(3) To reverse commercial software development revenues of $826, $916 and $158, net of income tax benefit, in the quarters ended March 31, June 30 and September 30, 2000, respectively; to write off uncollectible receivables of the discontinued business of $416 at September 30, 2000; and to correct tax benefit for loss from operations of the discontinued business at September 30, 2000.

(4) To recognize previously unrecorded liabilities related to the disposal of the discontinued business of $1,607 and to correct the tax benefit for loss from disposal of the discontinued business at September 30, 2000.


            Certain amounts in prior quarters have been reclassified
                      to conform to current presentation.

                                    RESULTS OF OPERATIONS

    The following table sets forth certain historical operating results as a percentage of net revenues for 2000, 1999 and 1998.

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                         2000        1999        1998
                                                        ------      ------      ------
Net revenues .......................................     100.0%      100.0%      100.0%
Cost of revenues ...................................      60.7        61.3        59.1
                                                        ------      ------      ------
  Gross margin .....................................      39.3        38.7        40.9
Selling, general and administrative expenses .......      27.4        24.8        20.1
Amortization of goodwill and other intangibles .....       1.4          .9         1.1
Cancelled secondary offering costs .................        --          --         0.6
                                                        ------      ------      ------
Operating income ...................................      10.5        13.0        19.1
                                                        ======      ======      ======
Income from continuing operations ..................       5.1         7.3        12.5
Loss from discontinued operations ..................     (30.4)       (3.1)       (1.2)
                                                        ------      ------      ------
Net income (loss) ..................................     (25.3%)       4.2%       11.3%
                                                        ======      ======      ======

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

    Net Revenues. Net revenues increased $24.6 million, or 25.8% to $120.1 million for fiscal 2000 compared to $95.5 million for fiscal 1999. The increase resulted primarily from a combination of the acquisition of S3I and a full year of KAI revenues, aggregating $17.1 million, and internal revenue growth. Factors contributing to the Company's internal growth are increased demand in the systems engineering and high-end contract support services market and increased contract awards at Emergent-East.

    Gross Margin. Gross margin increased $10.2 million, or 27.7%, to $47.1 million, for fiscal 2000 as compared to $36.9 million for fiscal 1999. As a percentage of net revenues, gross margin increased to 39.3% compared to 38.7% for the prior year period. The majority of the gross margin increase is due to the higher margins on revenues generated by S3I and KAI acquisitions and improved pricing on Emergent-East contracts.

    Selling, General and Administrative Expenses, Amortization of Goodwill and Other Intangibles. Selling, general and administrative expenses increased $9.2 million, or 38.8%, to $33.0 million for fiscal 2000, as compared to $23.7 million for fiscal 1999. As a percentage of revenues, selling, general and administrative expenses increased to 27.4% for fiscal 2000, as compared to 24.8% for the prior year period. This increase was the result of increases in administrative costs related to the implementation of new systems and infrastructure and the increase in the number of personnel as well as facility expenses attributable to the Company's new office facilities in Vienna, Virginia, and increased facility cost of S3I and KAI. Amortization of goodwill and other intangibles increased from $0.8 million in 1999 to $1.7 million in 2000 reflecting a full year of amortization related to the goodwill and intangibles recorded in conjunction with the acquisition of KAI and increased goodwill amortization for the S3I acquisition.

    Operating Income. Operating income was $12.5 million for 2000 compared to $12.4 million for 1999, an increase of $0.1 million. As a percentage of net revenues, operating income decreased to 10.5% for 2000 from 13.0% in the prior year. Operating income was flat due to the increased administrative cost associated with the acquisitions and increased facility costs of S3I and KAI. In September 2000, the Company began a cost reduction plan to reduce general and administrative costs, including facility costs it incurred due to the acquisitions. The Company expects these costs will continue to decrease as the acquisitions are further integrated and excess real estate is reduced.

    Other Income (Expense). Other expense, net was $2.1 million for 2000 compared to other expense, net of $0.7 million for 1999. The increase primarily results from increased interest expense of $1.0 million based on increased bank borrowings due to acquisitions.

    Income From Continuing Operations. Income from continuing operations was $6.2 million for 2000 compared to $7.0 million for 1999, a decrease of $0.8 million or 11.3%. Income from continuing operations declined due to: 1) increase in personnel and facilities costs primarily related to acquisitions; 2) increase in interest expense on increase debt from financing of the acquisitions; 3) an increase in goodwill amortization related to acquisitions and the full year effect of these costs in 2000; 4) a general increase in operating expenses; and
5) the additional cost associated with the implementation of new systems and infrastructure.

    Net Income (Loss). Net loss was ($30.4) million for 2000 compared to net income of $4.0 million for 1999. The 2000 loss was due primarily to a loss from operations and loss on disposal aggregating $36.5 million related to the discontinuance of a business segment, Emergent-Central, on August 2, 2000.

    Discontinued Operations. On August 2, 2000, the Company's Board of Directors adopted a plan to discontinue the operation of Emergent-Central, a business segment of the Company formed in 1999 from the acquisition of SIS and a portion of DSA. The principal business of the segment was commercial software development. Accordingly, the operating results of Emergent-Central, including provisions for estimated losses during the phase-out period, severance, facility lease costs and other shut down expenses expected to be incurred in connection with the disposal, have been recorded in 2000. Estimated expenses and operating losses from the measurement date, including the write-off of the segment's assets primarily comprised of $22.9 million of goodwill, through the anticipated date of disposal amounted to $30.6 million, net of income tax benefit of $3.5 million. The loss from discontinued operations up to the measurement date was $5.9 million, net of income tax benefit of $3.4 million, in 2000 and $3.0 million, net of income tax benefit of $2.0 million, in 1999.


FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998


    Net Revenues. Net revenues increased $27.1 million, or 40.0% to $95.5 million for fiscal 1999 compared to $68.4 million for fiscal 1998. The increase resulted primarily from internal revenue growth both in SM&A and Emergent-East and from the acquisition of KAI. Factors contributing to internal growth rate include: increased demand for the Company's services and the Company's ability to generate increased contract revenues.

    Gross Margin. Gross margin dollars increased $9.0 million, or 32.1%, to $36.9 million, for fiscal 1999 as compared to $28.0 million for fiscal 1998. As a percentage of net revenues, gross margin decreased to 38.7% compared to 40.9% for the prior year period. The decrease in gross margin as a percentage of revenues was attributed to an increase in compensation and benefits to direct employees and a reduction in SM&A's contribution as a percentage of total revenues.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $23.7 million for fiscal 1999, as compared to $13.8 million for fiscal 1998. As a percentage of revenues, selling, general and administrative expenses increased to 24.8% for fiscal 1999, as compared to 20.1% for the prior year period. This increase was the result of increases in administrative costs associated with the acquisition of DSA and SAC. These increased costs included personnel, facilities, and the increased operating costs associated with the acquisitions.

    Operating Income. Operating income was $12.4 million for 1999 compared to $13.1 million for 1998, a decrease of $0.7 million. As a percentage of net revenues, operating income decreased to 13.0% for 1999 from 19.1% for the prior year period, which is attributed to the increase in general and administrative costs associated with the acquisitions as well as a $1.0 million increase in interest expense.

    Other Income (Expense). Other expense, net was $0.7 million for 1999 compared to other income, net of $1.5 million for 1998. The net expense in 1999 results from increased interest expense of $0.9 million based on increased bank borrowings and net other income in 1998 was due to a gain of approximately $0.8 million on the sale of an aircraft and a higher level of interest income earned on proceeds from the initial public offering, which were invested in short-term marketable securities.

    Income From Continuing Operations. Income from continuing operations was $7.0 million for 1999 compared to $8.5 million for 1998, a decrease of $1.5 million or 18.4%. This decrease is due primarily to the increased cost resulting from acquisitions as detailed above.

    Net Income. Net income was $4.0 million for 1999 compared to $7.7 million for 1998, a decrease of $3.7 million or 48.0%. This decrease reflects the increased operating costs of the acquisitions and the related increase in interest.

                         LIQUIDITY AND CAPITAL RESOURCES

        Net Cash Provided by Operating Activities. During 2000, net cash provided by operating activities of $15.6 million was improved over a use of cash of $6.2 million in 1999 primarily due to the more timely collection and billing of accounts receivables, a $1.8 million tax refund, and increased accruals at year end. During 1999, net cash used by operating activities of $6.2 million compared with net cash provided in 1998 of $3.2 million. The increased use of cash in 1999 was due to the increase in accounts receivables due to slow collections.

        Cash Used in Investing Activities. During 2000, 1999 and 1998, net cash used in investing activities was $6.4 million, $9.5 million, and $14.5 million, respectively. The cash used in 2000 was due to the acquisition of S3I of $6.5 million, capital expenditures of $1.6 million, reduced by net proceeds received on a note from affiliate of $1.7 million. The cash used in investing activities in 1999 was due to the acquisitions of KAI and SIS of approximately $6.2 million, $0.7 million of additional consideration on a prior year acquisition, and capital expenditures of approximately $4.1 million. In 1998, the cash used in investing activities was primarily for the acquisitions of DSA and SAC.

        Net Cash Provided by Financing Activities. During 2000, net cash of $10.3 million was provided by financing activities, compared with $20.1 million in 1999. This decrease is due to the reduced borrowings under the credit facility for acquisitions. During 1999, net cash of $20.1 million was provided by financing activities compared with $12.3 million in 1998. The increase in 1999 is due to increased borrowings for funding the acquisitions and general operations reduced by the repurchase of $9.3 million in Common Stock.

        Net Cash Used in Discontinued Operations. During 2000, 1999, and 1998 net cash used in discontinued operations was $18.7 million, $3.6 million and $0.7 million, respectively. The cash used in 2000 was to fund operating losses and pay severance and costs related to closing the Emergent-Central operations. The cash used in 1999 and 1998 was to fund operating losses of Emergent-Central and StamiNet, respectively.

        Debt and Liquidity. The Company's total debt was $36.6 million, net of issuance costs of $3.5 million, and $29.0 million at December 31, 2000 and 1999, respectively. The debt in 2000 consisted of $15.1 million in a revolving credit commitment which is due on January 31, 2002 and 13% Senior Subordinated notes due in 2005, in the aggregate principal amount of $25 million. At December 31, 2000, the Company had $7.6 million of availability under its revolving credit commitment.


        Definitive agreements with KAI and S3I obligate the Company to make earn out payments contingent upon achievement of certain operating results. The earn outs are payable in cash and payable based on performance in 2000 and 2001. The Company believes no earn out payments were earned in 2000. The Company estimates that any final earn out payments should range between $1.2 million and $1.5 million. The Company expects to pay such earn outs from existing cash flow from operations and available borrowing under the credit agreement.

        It is expected the Company's operations will generate cash in 2001. However the Company does need working capital available to fund timing differences between receipts and disbursements on long-term contracts. It is anticipated with the internally generated working capital and availability under the revolving credit commitment, the Company will have sufficient liquidity to finance its operations during 2001. In addition, the Company continues to streamline its operations, reducing overhead and facility expenses and improving pricing on its contracts, thereby increasing its ability to generate cash from operations. The Company does not anticipate any cash needs other than to fund ongoing operations through 2001. As of year end, the Company had available under the revolving credit commitment approximately $7.6 million for working capital. There are no assurances the Company will not violate covenants under this commitment and if so the liquidity provided by this facility may not be available to the Company for working capital.

                  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of position and measure those instruments at fair value. SFAS 133 requires that changes in the derivatives fair value be recognized in earnings unless specific hedging criteria are met. Accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that an entity must formally document, designate and assess the effectiveness of transitions that receive hedge accounting. The Company adopted SFAS 133 on January 1, 2001.

    The Company has one interest rate swap agreement which does not qualify as a cash flow hedge as the Company did not prepare the required formal documentation. Accordingly, during the first quarter of fiscal 2001, the Company expects to record a net-of-tax cumulative-effect type adjustment of accumulated other comprehensive loss of $668,000 to recognize the interest swap at fair value at January 1, 2001. Future changes in the fair value will be recorded through current operations.

ITEM--7A

    The Securities and Exchange Commission requires that registrants include information about potential effects of changes in interest rates in their financial statements. The Company's exposure to interest rate changes is primarily related to its variable rate debt based on fluctuations in the Bank's Prime rate. To assess exposure to interest rate changes, the Company has performed a sensitivity analysis assuming a hypothetical 100 basis point increase in interest rates in the first quarter of fiscal year 2001. This analysis indicates that such market movements would reduce fiscal 2001 net income, based on the December 2000 debt balance, by approximately $151,000. Actual gains and losses in the future may differ materially from this hypothetical amount based on changes in the timing and amount of interest rate movements and the Company's actual debt balances.


ITEM 8--CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The Consolidated Financial Statements of the Company are annexed to the report as pages F-2 through F-22. An index to such materials appears on page F-1.


ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                            INDEX


Independent Auditors' Report...........................................................................  F-2

Consolidated Balance Sheets at December 31, 2000 and 1999..............................................  F-3

Consolidated Statements of Operations  for the Years Ended December 31, 2000, 1999 and 1998............  F-4

Consolidated Statements of Shareholders' Equity (Deficiency) for the Years Ended December 31, 2000,
  1999 and 1998........................................................................................  F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.............  F-6

Notes to Consolidated Financial Statements.............................................................  F-8

Schedule II--Valuation and Qualifying Accounts for the Years Ended December 31, 2000, 1999 and 1998.... F-22

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Emergent Information Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Emergent Information Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emergent Information Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.



Orange County, California
April 11, 2001

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           2000         1999
                                                                                         --------     --------
                                     ASSETS
Current assets:
    Cash and cash equivalents .......................................................    $  2,040     $  1,226
    Accounts receivable, net of allowance of $551 and $935, respectively ............      24,417       22,676
    Costs and estimated earnings in excess of billings on contracts in progress .....       4,464        7,851
    Prepaid income taxes ............................................................       2,846        4,665
    Prepaid expenses and other assets ...............................................       1,081          440
    Deferred income taxes ...........................................................       1,362        1,197
                                                                                         --------     --------
        Total current assets ........................................................      36,210       38,055
Property and equipment, net .........................................................       5,408        5,636
Notes receivable--affiliates ........................................................          --        1,744
Deferred income taxes ...............................................................         164           --
Other assets ........................................................................       1,426        2,360
Goodwill, net .......................................................................      32,641       48,778
                                                                                         --------     --------
                                                                                         $ 75,849     $ 96,573
                                                                                         ========     ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable ..........................................................    $  5,155     $  3,475
    Accrued compensation and payroll taxes ..........................................       6,823        6,093
    Accrued earnout payable .........................................................          --        6,000
    Net liabilities of discontinued operations ......................................       2,334           --
    Other liabilities ...............................................................       1,057          263
                                                                                         --------     --------
        Total current liabilities ...................................................      15,369       15,831
Deferred income taxes ...............................................................          --          399
Other liabilities ...................................................................         937          870
Long-term debt ......................................................................      36,633       29,017
                                                                                         --------     --------
        Total liabilities ...........................................................      52,939       46,117

Commitments and contingencies

Shareholders' equity:
    Common stock, no par value; Authorized 50,000,000 shares. Shares issued and
             outstanding 18,667,000 and 16,167,000, respectively ....................         187          161
    Additional paid-in capital ......................................................      48,076       45,285
    Retained earnings (accumulated deficit) .........................................     (25,353)       5,010
                                                                                         --------     --------
        Total shareholders' equity ..................................................      22,910       50,456
                                                                                         --------     --------
                                                                                         $ 75,849     $ 96,573
                                                                                         ========     ========


          See accompanying notes to consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           2000          1999          1998
                                                                                         ---------     ---------     ---------
Net revenues ........................................................................    $ 120,140     $  95,533     $  68,449
Cost of revenues ....................................................................       72,980        58,592        40,483
                                                                                         ---------     ---------     ---------
        Gross margin ................................................................       47,160        36,941        27,966
Selling, general and administrative expenses ........................................       32,921        23,725        13,756
Amortization of goodwill and other intangibles ......................................        1,716           816           770
Cancelled secondary offering costs ..................................................           --            --           361
                                                                                         ---------     ---------     ---------
        Operating income ............................................................       12,523        12,400        13,079
Other income (expense):
    Interest expense, net ...........................................................       (2,010)       (1,053)         (148)
    Other, net ......................................................................          (52)          351         1,668
                                                                                         ---------     ---------     ---------
        Income from continuing operations before income taxes .......................       10,461        11,698        14,599
Income tax expense ..................................................................        4,289         4,738         6,072
                                                                                         ---------     ---------     ---------
        Income from continuing operations ...........................................        6,172         6,960         8,527
Discontinued operations:
    Loss from operations of discontinued business, net of income tax
      benefit of $3,364, $2,009, and  $137 in 2000, 1999, and 1998, respectively ....       (5,928)       (2,950)         (208)
    Loss from disposal of discontinued business, net of income tax
      benefit of $3,509 and $390 in 2000 and 1998, respectively .....................      (30,607)           --          (607)
                                                                                         ---------     ---------     ---------
Net income (loss) ...................................................................    $ (30,363)    $   4,010     $   7,712
                                                                                         =========     =========     =========
Income per share from continuing operations:
    Basic ...........................................................................    $     .38     $     .43     $     .55
    Diluted .........................................................................    $     .37     $     .42     $     .53
                                                                                         =========     =========     =========
Loss per share from discontinued operations:
    Basic ...........................................................................    $   (2.23)    $    (.18)    $    (.05)
    Diluted .........................................................................    $   (2.20)    $    (.18)    $    (.05)
                                                                                         =========     =========     =========
Net income (loss) per share:
    Basic ...........................................................................    $   (1.85)    $     .25     $     .50
    Diluted .........................................................................    $   (1.83)    $     .24     $     .48
                                                                                         =========     =========     =========
Weighted average shares outstanding:
    Basic ...........................................................................       16,350        16,257        15,645
    Diluted .........................................................................       16,579        16,431        15,984
                                                                                         =========     =========     =========


          See accompanying notes to consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                        DECEMBER 31, 2000, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                              COMMON STOCK
                                       ---------------------------                                       RETAINED          TOTAL
                                                                       ADDITIONAL                        EARNINGS      SHAREHOLDERS'
                                          SHARES                         PAID-IN        DUE FROM       (ACCUMULATED       EQUITY
                                       OUTSTANDING       AMOUNT          CAPITAL       SHAREHOLDER       DEFICIT)      (DEFICIENCY)
                                       -----------     -----------     -----------     -----------     ------------    -------------
BALANCES AT DECEMBER 31, 1997 ......    12,900,000     $         5     $       316     $      (679)    $    (5,970)    $    (6,328)
Net income .........................            --              --              --              --           7,712           7,712
Collection of shareholder note .....            --              --              --             679              --             679
Issuance of common shares in
  initial public offering ..........     2,100,000             145          22,276              --              --          22,421
Issuance of common shares in
  connection with acquisitions .....     1,535,000              15          31,717              --              --          31,732
Dividends declared .................            --              --              --              --            (711)           (711)
Repurchase and retirement of
  common stock .....................       (13,000)             --            (145)             --             (31)           (176)
                                       -----------     -----------     -----------     -----------     -----------     -----------
BALANCES AT DECEMBER 31, 1998 ......    16,522,000             165          54,164              --           1,000          55,329
Net income .........................            --              --              --              --           4,010           4,010
Repurchase and retirement of
  common stock .....................    (1,146,000)            (12)         (9,330)             --              --          (9,342)
Shares issued upon exercise of
  options ..........................        77,000               1             458              --              --             459
Issuance of common shares in
  connection with 1998
  acquisition ......................       714,000               7              (7)             --              --              --
                                       -----------     -----------     -----------     -----------     -----------     -----------
BALANCES AT DECEMBER 31, 1999 ......    16,167,000             161          45,285              --           5,010          50,456
Net (loss) .........................            --              --              --              --         (30,363)        (30,363)
Shares issued for employee stock
  purchase plan ....................       250,000               3             754              --              --             757
Stock options issued to consultants             --              --              91              --              --              91
Issuance of common shares in
  connection with subordinated debt      2,250,000              23           1,946              --              --           1,969
                                       -----------     -----------     -----------     -----------     -----------     -----------
BALANCES AT DECEMBER 31, 2000 ......    18,667,000     $       187     $    48,076     $        --     $   (25,353)    $    22,910
                                       ===========     ===========     ===========     ===========     ===========     ===========



          See accompanying notes to consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                               2000         1999         1998
                                                                                             --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...................................................................    $(30,363)    $  4,010     $  7,712
    Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
        Loss from discontinued operations, net of tax ...................................       5,928        2,950          208
        Loss from disposal of discontinued operations, net of tax .......................      30,607           --          607
        Depreciation and amortization ...................................................       4,115        2,033        1,324
        Deferred income taxes ...........................................................        (755)        (894)         588
        Loss (gain) on sale of property and equipment ...................................          22           (5)        (772)
        Non-cash charge -- consultant stock options .....................................          91           --           --
        Changes in assets and liabilities, net of effect of acquisitions:
            Accounts receivable, net ....................................................      (1,101)      (7,871)      (1,231)
            Costs and estimated earnings in excess of billings ..........................       3,387       (2,708)      (1,873)
            Prepaid income taxes ........................................................       1,819       (2,589)        (603)
            Prepaid expenses and other assets ...........................................        (179)        (778)         644
            Trade accounts payable ......................................................       1,156          877         (956)
            Accrued compensation and payroll taxes ......................................         372         (957)      (1,650)
            Other liabilities ...........................................................         500         (296)        (776)
                                                                                             --------     --------     --------
                Net cash provided by (used in) operating activities .....................      15,599       (6,228)       3,222
                                                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired ..................................................      (6,521)      (6,198)     (12,181)
    Additional consideration on prior year acquisition ..................................          --         (716)          --
    Payment on stock options in acquisition .............................................          --           --       (2,449)
    Payment on note receivable from affiliate ...........................................       1,744           --           92
    Proceeds from sale of minority interest in investment ...............................          --           --          200
    Purchases of property and equipment .................................................      (1,622)      (4,134)        (401)
    Repayments from shareholder .........................................................          --        1,088          679
    Other ...............................................................................          24          445         (445)
                                                                                             --------     --------     --------
                Net cash used in investing activities ...................................      (6,375)      (9,515)     (14,505)
                                                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ..............................................         757          459       22,421
    Borrowings under long-term credit facility ..........................................      15,644       30,050        7,553
    Repayments under long-term credit facility ..........................................     (29,538)      (1,035)     (16,793)
    Issuance of subordinated notes ......................................................      25,000           --           --
    Debt issuance costs .................................................................      (1,521)          --           --
    Distributions to shareholders .......................................................          --           --         (711)
    Repurchase of common stock ..........................................................          --       (9,342)        (176)
    Payments on capital lease obligations ...............................................         (71)          --           --
                                                                                             --------     --------     --------
                Net cash provided by financing activities ...............................      10,271       20,132       12,294
                                                                                             --------     --------     --------
                Net increase in cash and cash equivalents from continuing operations ....      19,495        4,389        1,011
                Net decrease in cash from discontinued operations .......................     (18,681)      (3,617)        (707)
                                                                                             --------     --------     --------
                Net increase in cash and cash equivalents ...............................         814          772          304
    Cash and cash equivalents at beginning of year ......................................       1,226          454          150
                                                                                             --------     --------     --------
    Cash and cash equivalents at end of year ............................................    $  2,040     $  1,226     $    454
                                                                                             ========     ========     ========
SUPPLEMENTAL INFORMATION--CASH PAID (RECEIVED) FOR:
    Interest ............................................................................    $  1,883     $    936     $    232
                                                                                             ========     ========     ========
    Income taxes ........................................................................    $   (500)    $  7,051     $  5,552
                                                                                             ========     ========     ========

                                                                     (CONTINUED)

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

        In September 1998, the Company sold its approximate 37% ownership interest in Savant Corporation to an affiliated company. Payment included a $1.8 million note guaranteed by a principal shareholder.

        In June 1998, the Company sold an aircraft to an affiliated company. Payment included a note for $880,000.

        In December 1999, the Company accrued $6.0 million to satisfy an earn out obligation related to the acquisition of SIS.

        On December 29, 2000, the Company issued in the aggregate principal amount $25,000,000 of 13% Senior Subordinated Notes due in 2005 and issued 2,250,000 shares of the common stock of the Company to the purchaser with a fair market value of $1,968,750.

        The Company acquired equipment with a value of $333,000 under capital leases during 2000.


        Detail of businesses acquired in purchase transactions (in thousands):

                                                                          2000         1999         1998
                                                                        --------     --------     --------
          Total consideration ......................................    $  6,359     $  5,636     $ 45,767
          Less stock consideration issued in acquisitions ..........          --           --      (31,732)
                                                                        --------     --------     --------
          Cash consideration paid for acquisitions .................       6,359        5,636       14,035
          Plus acquisition expenses ................................       1,198          661        1,215
          Less cash acquired in acquisitions .......................      (1,036)         (99)      (3,069)
                                                                        --------     --------     --------
              Cash paid for acquisitions, net of cash acquired .....    $  6,521     $  6,198     $ 12,181
                                                                        ========     ========     ========



          See accompanying notes to consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        The Company's primary business is providing information technology solutions for complex problems and proposal management services. In January 1998, the Company completed an initial public offering ("IPO") of Common Stock.

        In May 1998 the Company acquired Space Applications Corporation ("SAC"). SAC provides information technology, systems engineering, scientific research, program management support and technical services to the military, civilian space programs, the intelligence community, and the armed services.

        In August 1998, the Company acquired Decision-Science Applications, Inc. ("DSA"). DSA provides information technology, system engineering, information systems development, scientific research and program management support to the U.S. Government, principally the Department of Defense. The acquisitions of SAC and DSA are collectively referred to as the "1998 Acquisitions." In November 1998, DSA changed its name to SM&A Corporation (East), and in December 1998, SAC merged into SM&A Corporation (East). On May 4, 2000, SM&A Corporation (East) became known as Emergent Information Technologies-East ("Emergent-East").

        In March 1999, the Company acquired Systems Integration Software, Inc., ("SIS"). SIS provides systems engineering, information systems development, scientific research and program management support to the U.S. Government, primarily the Department of Defense.

        In September 1999, the Company acquired Kapos Associates Inc. ("KAI"). KAI provides simulation and test systems engineering services to the U.S. Government.

        In February 2000, the Company acquired substantially all of the assets and assumed certain liabilities of System Simulation Solutions, Inc. ("S3I"). S3I provides campaign level modeling and simulation services to support quantitative analysis of military operations.

        In May 2000, the Company changed its name from SM&A Corporation to Emergent Information Technologies, Inc.

        On August 2, 2000, the Company's Board of Directors adopted a plan to discontinue the operations of Emergent-Central, previously disclosed as a business segment of the Company formed in 1999, and developed from the acquisition of SIS and a portion of DSA. This segment was principally involved in the development of commercial software. Accordingly, the operating results of Emergent-Central, including provisions for estimated losses for severance, facility costs, and expenses to be incurred in connection with the disposal including consulting, legal and accounting, have been accrued for as of December 31, 2000.

        The operations of Emergent-Central terminated on December 15, 2000. The net liabilities of Emergent-Central as of December 31, 2000 which are approximately $2.3 million, are included in current liabilities.


Principles of Consolidation

        The consolidated financial statements include the accounts of Emergent Information Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


Long-Lived Assets

        Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, not to exceed 30 years. We assess the impairment of other identifiable intangibles and goodwill related to our consolidated subsidiaries, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Enterprise goodwill is evaluated using undiscounted future operating cash flows.

        Long-lived assets, enterprise goodwill and certain identifiable intangibles and goodwill associated with business units are reviewed for impairment in value based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current earnings, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analysis or comparable fair values of similar assets.


Revenue Recognition

        Systems Engineering--A significant portion of the Company's professional services are performed for the United States Government under various cost reimbursable, time and materials and fixed-price contracts and subcontracts. The Company records revenues from cost-reimbursable contracts, including cost-plus-fixed-fee contracts, on the basis of reimbursable costs plus a pro rata portion of the fee. Revenue from time and materials contracts (government and commercial) are recognized based on the contractual hourly billing rates as the services are performed. For financial reporting purposes, the Company records revenue from fixed-price contracts on the percentage-of-completion method. Accrued income is based on the percentage of estimated total income that costs incurred to date bear on estimated total costs after giving effect to the most recent estimates of cost and estimated contract price at completion. Some contracts contain incentive provisions based upon performance in relation to established targets to which applicable recognition has been given in the contract revenue estimates.

        Proposal Management Services--The majority of proposal management services activities are provided under "time and expenses" billing arrangements, and revenues are recorded as work is performed. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenue is also derived from success fees offered to clients as a pricing option, and recorded as revenue only upon the attainment of the specified incentive criteria. Success fees are billable by the Company when a contract is won by the client.

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

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Fair Value of Financial Instruments

        The carrying value of cash, accounts receivable, other accounts receivable, trade accounts payable and other accrued liabilities are measured at cost, which approximates their fair value. The aggregate fair value of the Company's total debt at December 31, 2000 was $40,123,000, approximately its carrying value, before reduction for issuance costs. The fair value was based on market quotes for similar terms and maturities.

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

Net Income (Loss)  Per Share

        Basic net income (loss) per share is computed by dividing net income
(loss) available to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all in-the-money stock options. Common equivalent shares have not been included where inclusion would be anti-dilutive.

        The following is a reconciliation between the number of shares used in the basic and diluted net income (loss) per share calculations (in thousands):

                                                                         2000      1999      1998
                                                                        ------    ------    ------
        Weighted average number of shares outstanding-basic ........    16,350    16,257    15,645
        Dilutive effect of stock options ...........................       229       174       339
                                                                        ------    ------    ------

        Weighted average number of shares outstanding-diluted ......    16,579    16,431    15,984
                                                                        ======    ======    ======

        Anti-dilutive shares excluded from the reconciliation above were 1,570,648, 1,602,500, and 114,500, for 2000, 1999 and 1998, respectively.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

Stock-Based Compensation

        The Company measures stock-based compensation for option grants to employees and members of the board of directors using a method, which assumes that options granted at market price at the date of grant have no intrinsic value. Proforma net income (loss) and earnings (loss) per share are presented in
Note 9 as if the fair value method had been applied.

        The Company uses the fair value method to account for stock options and other equity instruments issued to non-employees.


Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Reclassifications

        Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.


Recent Accounting Developments

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of position and measure those instruments at fair value. SFAS 133 requires that changes in the derivatives' fair value be recognized in earnings unless specific hedging criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that an entity must formally document, designate and assess the effectiveness of transitions that receive hedge accounting. The Company adopted SFAS 133 on January 1, 2001.

        The Company has one interest rate swap agreement that does not qualify as a cash flow hedge as the Company did not prepare the required formal documentation as of December 31, 2000. Accordingly, during the first quarter of fiscal 2001, the Company expects to record a net-of-tax cumulative effect-type adjustment of accumulated other comprehensive loss of approximately $668,000 to recognize the interest swap at fair value at January 1, 2001.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 2. ACQUISITIONS

        In May 1998, the Company issued 819,743 unregistered shares of common stock valued at approximately $14.7 million and stock options with a fair value of $2.7 million for all the outstanding common stock of SAC. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial results of SAC from May 18, 1998, the date the definitive agreement was approved by all relevant parties, and the date of the private placement memorandum for SAC. Due to certain price protection provisions relating to the shares of common stock issued in connection with the acquisition of SAC and the market price of the Company's stock during 1999, the Company issued 714,000 additional shares of common stock to former shareholders of SAC based upon the market price of the common stock at certain defined liquidation dates.

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

        The Company acquired SIS in March 1999 and KAI in September 1999, for an aggregate amount of $5.5 million in cash and additional consideration contingent upon the achievement of certain operating results. The Company paid $7.1 million in April 2000 as an earn out payment under the SIS acquisition agreement. These transactions were accounted for as purchases and accordingly, the consolidated financial statements include the financial results of SIS and KAI from the effective dates of each such acquisition. Results of operations for the years ended December 30, 2000 and 1999 would not have been materially impacted on a pro forma basis if the acquisitions of SIS and KAI had occurred as of the beginning of the respective periods.

         The Company discontinued the software development operations of Emergent-Central in August 2000. The discontinued segment included the total SIS acquisition and an allocated portion of the DSA acquisition. The write off of intangible assets associated with the acquisitions of SIS and DSA were $10.2 million and $12.7 million, respectively.

        In February 2000, the Company acquired substantially all of the assets and assumed certain liabilities of S3I for approximately $6.4 million in cash. Net assets acquired was principally cash of approximately $1.0 million. The excess of the cash paid over the fair value of net assets acquired has been recorded as goodwill of approximately $6.6 million. S3I has the right to receive up to approximately $1.0 million in additional consideration contingent upon S3I's achievement of certain operating results for the twelve-month periods ending February 28, 2001 and February 28, 2002. The earnouts are payable in cash and, if earned, are due within 60 days after each of the first and second anniversary of the closing date, and will be recorded as an addition to goodwill. The Company does not anticipate any earnout will be paid for the period ending February 2001. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial results of S3I from February 1, 2000, the beginning of the accounting period in which the purchase transaction was finalized. Results of operations for the years ended December 31, 2000 and 1999 would not have been materially impacted on a pro forma basis if the acquisition of S3I had occurred as of the beginning of the respective periods.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 3. PROPERTY AND EQUIPMENT

        A summary of property and equipment follows (in thousands):

                                                                   2000        1999
                                                                  -------     -------
          Computer equipment .................................    $ 4,396     $ 3,209
          Furniture and equipment ............................      2,980       2,211
          Leasehold improvements .............................      2,044       1,887
                                                                  -------     -------
                                                                    9,420       7,307
          Less accumulated depreciation and amortization .....     (4,012)     (1,671)
                                                                  -------     -------
                                                                  $ 5,408     $ 5,636
                                                                  =======     =======


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

        In September 1998, SAC sold its 37% ownership interest in Savant, an equity investment, to an affiliate of the Company's principal shareholder for its net book value of $2.0 million. The sales proceeds were $200,000 cash and a promissory note for $1.8 million. The note bears interest at 9% and is payable in thirty monthly installments of $30,000 commencing on October 31, 1998 through March 31, 2001. All remaining principal is due and payable on March 31, 2001. The note is guaranteed by the principal shareholder of the Company. No principal payments were received in 1999. As of December 31, 1999 and 1998, $1.7 million remained outstanding on the promissory note. The note was paid in full on September 22, 2000.

        In November 1998, Savant engaged the Company to perform certain consulting services through December 31, 1998. Included in accounts receivable as of December 31, 1999 is $225,000, due from Savant for this consulting project. This receivable is guaranteed by the principal shareholder of the Company. Terms of the agreement were commensurate with market rates for similar consulting services. The receivable was paid in full in December 2000.

        The Company charters aircraft from time to time through an air service chartering company controlled by the Company's principal shareholder. The terms of use and charter rates paid by the Company are established by the air service chartering company and are considered by the Company to be competitive with charter rates and on terms as favorable as those from unaffiliated third parties for similar aircraft. Charter fees amounted to approximately $148,700, $396,000, and $300,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 5. DISCONTINUED OPERATIONS

        On December 1, 1998, the Company's Board of Directors adopted a plan to discontinue the operations of StamiNet, Inc., a subsidiary of SAC, which was acquired in May 1998. Accordingly, the operating results of StamiNet, including provisions for estimated losses during the phase-out period, severance, facility lease costs and other shut down expenses expected to be incurred in connection with the disposal, were accrued as of December 31, 1998. Estimated expenses and operating losses from the measurement date through the anticipated date of disposal amounted to $997,000. The operations of StamiNet were fully terminated by March 31, 1999.

        On August 2, 2000, the Company's Board of Directors adopted a plan to discontinue the operations of Emergent-Central, a business segment of the Company formed in 1999 from the acquisitions of SIS and a portion of DSA. The principal business of the segment was commercial software development. Accordingly, the operating results of Emergent-Central, including provisions for estimated losses during the phase-out period, severance, facility lease costs and other shut down expenses expected to be incurred in connection with the disposal, have been accrued for as of December 31, 2000. Estimated expenses and operating losses from the measurement date through the anticipated date of disposal amounted to $34.1 million, which included the write-off of associated goodwill approximating $22.9 million. The operations of Emergent-Central were fully terminated by December 31, 2000. The net liabilities of Emergent-Central as of December 31, 2000, which amounted to approximately $2.3 million, are included in current liabilities.


NOTE 6. LONG-TERM DEBT

        Effective on December 29, 2000, the Company completed a refinancing of its existing indebtedness. The refinancing transactions resulted in the creation of two classes of debt for the Company with both new and existing lenders.

        In connection with the refinancing, the Company entered into a Second Amended and Restated Credit and Security Agreement (the "Senior Facility"), dated December 29, 2000, by and among the Company and its existing lending group, Mellon Bank, N.A. as agent and Wells Fargo Bank, N.A., as co-agent, whereby that certain Amended and Restated Credit Agreement dated June 7, 1999 (the "Original Facility") was amended and restated to provide in part for an extension of the maturity date to January 31, 2002, to reset financial covenants, to reduce the existing revolving loan lending commitments to $22,700,000, and to permit the subordinated indebtedness discussed below. Borrowings bear interest at the bank's prime rate (9.5% at December 31, 2000) plus 1%. The Senior Facility is guaranteed by all of the Company's subsidiaries and is secured by a lien on all of the assets of the Company and its subsidiaries (including stock of subsidiaries). As of December 31, 2000, the Company was in compliance with the financial covenants. The Company has agreed to reduce the $22,700,000 in borrowing availability under the Senior Facility to no more than $18,700,000 by the end of 2001. As of December 31, 2000, after giving effect to the refinancing transactions, the Company had $7,600,000 in undrawn availability under the Senior Facility.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

        The Company also entered into a Note and Stock Purchase Agreement (the "Subordinated Debt Agreement") dated as of December 29, 2000, by and among the Company, the subsidiaries of the Company as Guarantors, and various investors including Libra Mezzanine Partners II, L.P. (such investors, the "Purchasers"). In consideration of a $25,000,000 investment, the Company issued to the purchasers (i) 13% Senior Subordinated Notes due in 2005 in the aggregate principal amount of $25,000,000 (the "Notes"), and (ii) 2,250,000 shares of the common stock of the Company ("Common Stock") with a fair value of $1,968,750. The Subordinated Debt Agreement contains financial and other covenants for the benefit of the Purchasers, and requires payment of a premium if the Notes are prepaid within three years of the Closing (including a reduced premium if repayment occurs in connection with a change of control of the Company). As of December 31, 2000, the Company was in compliance with the financial and other covenants. The Notes are not secured.

        The table below provides details of the Company's long-term debt instruments as of December 31 (in thousands):

                                                                                 2000         1999
                                                                               --------     --------
Revolving credit facility ($22.7 million, 2000 and $50 million, 1999)
Outstanding balance .......................................................    $ 15,123     $ 29,017
Subordinated notes ($25 million face amount) ..............................      25,000           --
Original issue discount on subordinated notes .............................      (1,969)          --
Debt issuance costs .......................................................      (1,521)          --
                                                                               --------     --------
Net long-term debt ........................................................    $ 36,633     $ 29,017
                                                                               ========     ========

        The issuance costs will be amortized as interest expense on a straight-line basis over the life of the Notes.

NOTE 7.        INCOME TAXES

        Income tax expense attributable to income from continuing operations consists of (in thousands):

                                               CURRENT      DEFERRED      TOTAL
                                               -------      --------     -------
Year ended December 31, 2000:
    Federal ..............................     $ 3,971      $  (648)     $ 3,323
    State ................................       1,073         (107)         966
                                               -------      -------      -------
                                               $ 5,044      $  (755)     $ 4,289
                                               =======      =======      =======
Year ended December 31, 1999:
    Federal ..............................     $ 4,867      $  (754)     $ 4,113
    State ................................         765         (140)         625
                                               -------      -------      -------
                                               $ 5,632      $  (894)     $ 4,738
                                               =======      =======      =======
Year ended December 31, 1998:
    Federal ..............................     $ 4,470      $   484      $ 4,954
    State ................................       1,014          104        1,118
                                               -------      -------      -------
                                               $ 5,484      $   588      $ 6,072
                                               =======      =======      =======

        A reconciliation of the Company's effective tax rate compared to the statutory federal tax rate is as follows:

                                                         2000        1999        1998
                                                        ------      ------      ------
Income taxes at statutory federal rates ............      35.0%       35.0%       34.0%
State taxes, net of federal income tax benefit .....       3.6         5.3         5.5
Amortization of non-deductible goodwill ............       3.0         2.1         3.7
Other, net .........................................      (0.6)       (1.9)       (1.6)
                                                        ------      ------      ------
                                                          41.0%       40.5%       41.6%
                                                        ======      ======      ======

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

        The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income effects of these temporary differences representing significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                                     2000        1999
                                                                                    -------     -------
Accrued expenses not currently deductible for tax purposes .....................    $   855     $   781
Project reserves ...............................................................         86         222
Allowance for doubtful accounts ................................................        172         303
Depreciation ...................................................................        684          54
Change of accounting from cash to accrual method for acquired subsidiaries .....       (349)       (598)
Prepaid expenses ...............................................................        (19)        (40)
Installment sale transaction ...................................................         83          61
State net operating loss carry forward .........................................        164          --
Other ..........................................................................         14          15
        Valuation allowance ....................................................       (164)         --
                                                                                    -------     -------
    Total net deferred income tax asset ........................................    $ 1,526     $   798
                                                                                    =======     =======

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

        In December 1998, the Company repurchased and retired 13,000 shares of common stock pursuant to a Board authorization to reacquire up to 300,000 shares of Company stock. Repurchase prices ranged from $13.31 to $14.00 per share. During 1999, the Company repurchased and retired 1,146,000 shares of common stock pursuant to a Board authorization for approximately $9.3 million in cash.

        In December 2000, the Company issued 2,250,000 shares of common stock with a fair market value of $1,968,750 to the purchaser of the 13% Senior Subordinated Notes (see Note 6). Additionally, 100,000 stock options with an exercise price of $1.53 per share granted to a consultant fully vested upon the issuance of the 13% Senior Subordinated Notes. The fair value of the options of $91,000 was determined using the Black-Scholes option-pricing model, with the following assumptions: Volatility -- 138%; risk free interest rate -- 6%; expected life -- 3.6 years; and dividend yield -- 0%.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 9. STOCK OPTION PLAN AND EMPLOYEE BENEFIT PLANS

        In 1997, the Company adopted the 1997 Stock Option Plan (the "Option Plan") under which incentive and non-statutory stock options to acquire shares of the Company's common stock may be granted to officers, employees, and consultants of the Company. The Option Plan is administered by the Board of Directors and permits the issuance of up to 4,000,000 shares of the Company's common stock. Incentive stock options must be issued at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options granted under the Option Plan vest over various terms up to ten years and are exercisable over a period of time, not to exceed ten years, and are subject to other terms and conditions specified in each individual employee option agreement. A summary of employee stock options follows:

                                                                                 WEIGHTED
                                                                 WEIGHTED         AVERAGE
                                                                 AVERAGE       FAIR VALUE OF
                                                 NUMBER OF       EXERCISE         OPTIONS
                                                  SHARES          PRICE           GRANTED
                                                 ----------      --------      -------------
Outstanding as of December 31, 1997 .......              --           --              --
    Granted ...............................       1,547,200       $13.05          $ 7.60
    Canceled ..............................         (86,700)
                                                 ----------
Outstanding as of December 31, 1998 .......       1,460,500
    Granted ...............................       1,616,709       $ 7.07          $ 3.82
    Exercised .............................          (5,000)
    Canceled ..............................        (495,234)
                                                 ----------
Outstanding as of December 31, 1999 .......       2,576,975
    Granted ...............................       2,117,300       $ 2.43          $ 2.01
    Exercised .............................              --
    Canceled ..............................      (1,921,834)
                                                 ----------
Outstanding as of December 31, 2000 .......       2,772,441
                                                 ==========



        The following table summarizes information concerning stock options outstanding at December 31, 2000:

                                              WEIGHTED
                                               AVERAGE       WEIGHTED                     WEIGHTED
                               NUMBER OF      REMAINING      AVERAGE       NUMBER OF      AVERAGE
  RANGE OF                      OPTIONS      CONTRACTUAL     EXERCISE       OPTIONS       EXERCISE
EXERCISE PRICES               OUTSTANDING        LIFE          PRICE      EXERCISABLE       PRICE
---------------               -----------    -----------     --------     -----------     --------
$1.06-2.86 ..............      1,190,600           6.1        $ 1.93          125,000      $ 1.53
$2.86-5.73 ..............        511,779           3.7          5.15          120,113        5.18
$5.73-8.59 ..............        357,000           3.1          7.63          103,449        7.44
$8.59-11.45 .............         23,362           1.9          9.63            9,230        9.74
$11.45-14.31 ............        501,525           2.1         12.04          252,374       12.04
$14.31-17.18 ............        127,175           2.6         15.72           59,475       15.63
$17.18-20.04 ............         61,000           2.0         19.04           32,250       19.05
                               ---------        ------        ------        ---------      ------
$1.06-20.04 .............      2,772,441           4.3        $ 6.16          701,891      $ 8.91
                               =========        ======        ======        =========      ======

        As part of the SAC acquisition, SAC's outstanding options were converted into Emergent options for 175,906 shares of the Company's common stock with a weighted average exercise price of $5.67 per share. These options are not part of the Option Plan. The proforma information does not include the effect of these converted options as their fair value has been included in the calculation of goodwill from acquisition.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

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


                                             2000          1999          1998
                                            -------       -------       -------
Stock volatility .....................       138.05%        77.58%        84.37%
Risk-free interest rate ..............         6.00%         5.50%         6.00%
Option term in years .................         3.66          3.01          3.07
Stock dividend yield .................         0.00          0.00          0.00

        The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock-based awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $2.5 million, or $0.15 per basic and diluted share in 1999; and $6.4 million, or $0.41 per basic share and $0.40 per diluted share in 1998. Due to the large amount of stock option forfeitures in 2000, pro forma net loss would be unchanged from reported net loss.



Employee Stock Purchase Plan

        In 1999, the Company adopted an Employee Stock Purchase Plan (the "ESPP") with an initial allocation of 250,000 shares. In September 2000, an additional 500,000 shares were allocated to the ESPP. The ESPP allows employees of the Company to purchase common stock, through bi-weekly payroll deductions, at a 15% discount. Employee contributions to the ESPP are limited to 15% of the employee's annual compensation. The Company issued 250,000 shares to participants for year ended December 31, 2000.

Defined Contribution Plans

        The Emergent Information Technologies, Inc., 401(k) Plan and Trust is a defined contribution plan. The Plan includes a tax-deferred 401(k) provision. The Plan covers all employees. Contributions are made to the Plan by both the employees and the company.

        SAC and DSA each maintained 401(k) and profit sharing plans for their employees. Contributions were made to the Plan by both the employees and the Company. The Company's expense under these plans was $110,000 and $479,000 for the years ended December 31, 1999 and 1998, respectively. In March 1999, the defined contribution pension plans of Steven Myers & Associates, SAC, and DSA were merged to form a single 401(k) plan. The new plan, the Emergent Information Technologies, Inc., 401(k) Plan and Trust, provides for employee contributions of up to 15% of eligible compensation with Company matching, supplemental contributions for certain classes of employees based on performance criteria and profit sharing under certain conditions. The Company's matching contribution was $257,170 for the year ended December 31, 2000. The Company's supplemental contribution was $1,050,000 for the year ended December 31, 2000.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 10.  COMMITMENT AND CONTINGENCIES

        The Company leases office facilities and certain equipment under lease agreements classified as operating leases. The Company is obligated under various capital lease obligations for equipment that expire in 2005. Equipment under capital leases at December 31, 2000 was $290,000, net of accumulated depreciation of $43,000. Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 2000 are summarized as follows (in thousands):


                                                                    CAPITAL      OPERATING
YEAR ENDING DECEMBER 31:                                            LEASES         LEASES
------------------------                                            -------      ---------
         2001 ................................................      $    91       $ 5,046
         2002 ................................................           91         4,869
         2003 ................................................           91         4,925
         2004 ................................................           91         4,616
         2005 ................................................           32         4,480
         Thereafter ..........................................           --         9,671
                                                                    -------       -------
              Total minimum lease payments ...................      $   396       $33,607
                                                                                  =======
         Less amount representing interest (10.5%) ...........          (92)
                                                                    -------
         Present value of minimum capital lease payments .....          304
         Less current obligations under capital leases .......          (54)
                                                                    -------
         Long-term obligations under capital leases ..........      $   250
                                                                    =======

        The capital lease obligations are included in other liabilities in the accompanying consolidated balance sheet.

        Rent expense amounted to $5,260,400, $3,943,000 and $1,700,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

        The Company is party to various legal actions which arose in the normal course of business. In the opinion of management, the settlement of these matters will not materially affect the Company's financial position or results of operations.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 11.  SEGMENT REPORTING DATA

        The Company classifies its operations into two lines of business, each offering a distinct set of services. These lines of business are summarized as follows; Steven Myers & Associates, which involves assisting clients with the procurement of government and commercial programs and Emergent-East, which includes systems engineering, scientific research, program management and technical support services.

        The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. The revenue recognition policies of the business segments vary according to the type of contract involved.

        Information as to the operations of the lines of business is set forth below. The information presented for the years ended December 31, 2000, 1999 and 1998 represents historical supplemental data as described on the consolidated balance sheets and on the consolidated statements of operations (in thousands):

                                                                  2000          1999          1998
                                                                ---------     ---------     ---------
Net revenues:
    Steven Myers & Associates, Inc. ........................    $  37,304     $  38,135     $  39,594
    Emergent-East ..........................................       82,836        57,398        28,855
                                                                ---------     ---------     ---------
        Total net revenues .................................    $ 120,140     $  95,533     $  68,449
                                                                =========     =========     =========
Depreciation and amortization expense:
    Steven Myers & Associates, Inc. ........................    $     143     $      98     $     115
    Emergent-East ..........................................        3,911         1,568           935
    Executive Group ........................................           61           367           274
                                                                ---------     ---------     ---------
        Total depreciation and amortization expense ........    $   4,115     $   2,033     $   1,324
                                                                =========     =========     =========
Operating income (loss):
    Steven Myers & Associates, Inc. ........................    $  11,778     $  12,820     $  15,730
    Emergent-East ..........................................       11,097        15,869         9,274
    Executive Group ........................................      (10,352)      (16,289)      (11,925)
                                                                ---------     ---------     ---------
        Total operating income .............................    $  12,523     $  12,400     $  13,079
                                                                =========     =========     =========
Income (loss) from continuing operations:
    Steven Myers & Associates, Inc. ........................    $  11,749     $   7,628     $   8,990
    Emergent-East ..........................................       11,027         9,442         5,832
    Executive Group ........................................      (16,604)      (10,110)       (6,295)
                                                                ---------     ---------     ---------
        Total income from continuing operations ............    $   6,172     $   6,960     $   8,527
                                                                =========     =========     =========
Assets:
    Steven Myers & Associates, Inc. ........................    $  11,706     $  10,146     $   8,906
    Emergent-East ..........................................       59,372        41,148        30,300
    Executive Group ........................................        4,771         6,332         7,485
        Emergent-Central ...................................           --        38,947        19,633
                                                                ---------     ---------     ---------
        Total assets .......................................    $  75,849     $  96,573     $  66,324
                                                                =========     =========     =========

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 12.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The majority of the Company's receivables are from the U.S. Government and large companies in the aerospace and defense industries. The Company's ten largest customers represented 79% of total revenue for fiscal 2000. The Company controls credit risk through credit approvals and monitoring procedures. Credit losses have historically been minimal.

        The percentage of the Company's net revenues arising from major customers is summarized as follows:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                         2000     1999     1998
                                                         ----     ----     ----
U.S. Government .....................................      27%      28%      25%
Raytheon Systems Company ............................      17       20       16
Lockheed Martin Corporation .........................      12       16       17
Litton ..............................................       6        3        5
The Boeing Company ..................................       4        9        8

            EMERGENT INFORMATION TECHNOLOGIES, INC., AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                     ADDITIONS
                                                            --------------------------
                                            BALANCE AT      CHARGES TO      RECOVERIES                      BALANCE AT
                                          THE BEGINNING     BAD DEBTS          AND          DEDUCTIONS/       THE END
                                          OF THE PERIOD      EXPENSE         OTHER(1)       WRITE-OFFS     OF THE PERIOD
                                          -------------     ----------      ----------      ----------     -------------
2000
Allowance for Doubtful Accounts .....        $    935        $     29        $      0        $   (413)        $    551
                                             --------        --------        --------        --------         --------
1999
Allowance for Doubtful Accounts .....        $    643        $    142        $    210        $    (60)        $    935
                                             --------        --------        --------        --------         --------
1998
Allowance for Doubtful Accounts .....        $     --        $     60        $    625        $    (42)        $    643
                                             ========        ========        ========        ========         ========

-----------

(1) Represents amounts acquired in the acquisitions of SAC and DSA in 1998 and SIS and KAI in 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EMERGENT INFORMATION TECHNOLOGIES, INC.


                                        By:      /s/  STEVEN S. MYERS
                                          --------------------------------------
                                                      Steven S. Myers
                                                 Chief Executive Officer
                                                   Dated: April 16, 2001


                                POWER OF ATTORNEY

        KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven S. Myers and Cathy L. Wood his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue thereof.

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

                  NAME                                    TITLE                              DATE
                  ----                                    -----                              ----

           /s/ STEVEN S. MYERS             Chairman of the Board, President and         April 16, 2001
----------------------------------------         Chief Executive Officer
             Steven S. Myers                  (Principal Executive Officer)

         /s/ AJAYKUMAR K. PATEL                Executive Vice President and             April 16, 2001
----------------------------------------          Chief Operating Officer
           Ajaykumar K. Patel

            /s/ CATHY L. WOOD                  Chief Financial Officer and              April 16, 2001
----------------------------------------     Secretary (Principal Financial
              Cathy L. Wood                            Officer and
                                              Principal Accounting Officer)

        /s/ J. CHRISTOPHER LEWIS                         Director                       April 16, 2001
----------------------------------------
          J. Christopher Lewis


         /s/ LUTHER J. NUSSBAUM                          Director                       April 16, 2001
----------------------------------------
           Luther J. Nussbaum


          /s/ JOSEPH B. FULLER                           Director                       April 16, 2001
----------------------------------------
            Joseph B. Fuller


          /s/ VINCENT C. SMITH                           Director                       April 16, 2001
----------------------------------------
            Vincent C. Smith


           /s/ ALBERT S. NAGY                            Director                       April 16, 2001
----------------------------------------
             Albert S. Nagy

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

    3.3 Certificate of Ownership as filed with the California Secretary of State on August 6, 1998 (filed on August 19, 1998 as Exhibit 3.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)

    3.4      Certificate of Determination of Preferences of Series L Preferred
             Stock.*

    4.1      Registration and Antidilution Rights Agreement, dated December 29,
             2000, by and among the Registrant and the Holders listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.5 to the Registrant's Current Report on Form 8-K and incorporated by reference herein).

    4.2 Controlling Shareholder Agreement, dated December 29, 2000, by and among the Registrant, Steven S. Myers as Common Stockholder, and the Purchasers listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.6 to the Registrant's Current Report on Form 8-K and incorporated by reference herein).

    10.1     Amended and Restated 1997 Stock Option Plan* and related form of
             Stock Option Agreement*

    10.2     Amended and Restated Employee Stock Purchase*

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

    10.5     Second Amended and Restated Credit and Security Agreement, dated
             December 29, 2000, by and among the Registrant, Mellon Bank, N.A., as Agent, Wells Fargo Bank, N.A., as Co-Agent, and the Lenders listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.2 to the Registrant's Current Report on Form 8-K and incorporated by reference herein).

    10.6 Note and Stock Purchase Agreement, dated December 29, 2000, by and among the Registrant, and the Guarantors and Purchasers listed on the signature pages thereto (filed on January 8, 2001 as Exhibit
            99.3 to the Registrant's Current Report on Form 8-K and incorporated by reference herein).

    10.7 Subordination and Intercreditor Agreement, dated December 29, 2000, by and among the persons listed on the signature pages thereto as Subordinated Creditors, Libra Mezzanine Partners II-A, L.P. as agent of the Subordinated Creditors, the Registrant, and Mellon Bank, N.A.
            as agent for all Senior Lenders party to that certain Second Amended and Restated Credit and Security Agreement of even date therewith
            (filed on January 8, 2001 as Exhibit 99.4 to the Registrant's
            Current Report on Form 8-K and incorporated by reference herein).

    10.8     Management Agreement, dated December 29, 2000, by and between Libra
             Mezzanine Partners II-A, L.P. and the Registrant (filed on January
             8, 2001 as Exhibit 99.7 to the Registrant's Current Report on Form
             8-K and incorporated by reference herein).

    10.9     Registration Rights Agreement dated May 29, 1998 by and among the
             Registrant and certain shareholders of Space Applications
             Corporation identified therein (filed on June 4, 1998 as Exhibit 2 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)

    10.10    Registration Rights Agreement dated August 20, 1998 by and among
             Registrant and certain shareholders of Decision-Science
             Applications, Inc. set forth therein (filed on August 21, 1998 as
             Exhibit 10.1 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)

    10.11    Employment Agreement dated August 20, 1998 by and between
             Decision-Science Applications, Inc. and Gary L. Lucas (filed on
             August 21, 1998 as Exhibit 10.3 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)

    10.12    Employment Agreement dated August 20, 1998 by and between
             Decision-Science Applications, Inc. and Dana R. Raucher (filed on
             August 21, 1998 as Exhibit 10.4 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)

    10.13    Employment Agreement dated September 20, 1999, by and between Kapos
             Associates Inc. and Ervin Kapos (filed on April 7, 2000 as Exhibit
             10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference)

    10.14    Escrow Agreement dated September 20, 1999, among SM&A Corporation
             (East), Kapos Associates Inc., Ervin Kapos and June Kapos and First
             American Trust Company (filed on November 15, 1999 as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

    10.15    Escrow Agreement dated March 30, 1999, among the Registrant,
             Systems Integration Software, Inc., First American Trust Company and the individuals names therein (filed on May 17, 1999 as Exhibit
             10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference)

    10.16    Escrow Agreement dated August 20, 1998 by and between
             Decision-Science Applications, Inc., First American Trust Company and certain shareholders identified therein (filed on August 21, 1998 as Exhibit 10.5 to the Registrant's Current Report on Form 8-K and incorporated herein by reference)

    10.17    Employment Agreement dated as of February 1, 2000 between the
             Registrant and Steven S. Myers*

    21.1     Subsidiaries of the Registrant*

    23.1     Consent of KPMG LLP*

-----------

* Filed herewith.