Form 10-Q
period 2001-03-31
EMERGENT INFORMATION TECHNOLOGIES INC
filed 2001-05-21
CIK 1050031

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of April 12, 2001 18,947,710 shares of the Company's common stock, no par value, were outstanding.

================================================================================

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES



                                      INDEX



                          PART I. FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----
Item 1.       Financial Statements
              Condensed Consolidated Balance Sheets as of March 31, 2001 and
              December 31, 2000.........................................................    3
              Condensed Consolidated Statements of Operations for the three
              months ended March 31, 2001 and 200.......................................    4
              Condensed Consolidated Statements of Cash Flows for the three
              months ended March 31, 2001 and 2000......................................    5
              Notes to Condensed Consolidated Financial Statements......................   6-9
Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.....................................................  10-16
Item 3.       Quantitative and Qualitative Disclosures About Market Risk................   17

                                        PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.........................................................   18
Item 2.       Changes in Securities and Use of Proceeds.................................   18
Item 3.       Defaults Upon Senior Securities...........................................   18
Item 4.       Submission of Matters to a Vote of Security Holders.......................   18
Item 5.       Other Information.........................................................   18
Item 6.       Exhibits and Reports on Form 8-K..........................................  19-21


SIGNATURE...............................................................................   22

                         PART I -- FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    MARCH 31,    DECEMBER 31,
                                                                      2001           2000
                                                                   -----------   ------------
                                                                   (UNAUDITED)
                     ASSETS

Current assets:
    Cash and cash equivalents ................................      $    103       $  2,040
    Accounts receivable, net .................................        19,097         24,417
    Costs and estimated earnings in excess of billings
       contracts in progress .................................        11,173          4,464
    Prepaid income taxes .....................................            --          2,846
    Prepaid expenses and other assets ........................         1,262          1,081
    Current deferred income taxes ............................            --          1,362
                                                                    --------       --------
          Total current assets ...............................        31,635         36,210
    Property and equipment, net ..............................         4,865          5,408
    Goodwill, net ............................................        33,020         32,641
    Other assets .............................................         2,014          1,590
                                                                    --------       --------
                                                                    $ 71,534       $ 75,849
                                                                    ========       ========
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Revolving line of credit .................................      $  9,773       $     --
    Trade accounts payable ...................................         4,210          5,155
    Accrued compensation and payroll taxes ...................         6,567          6,823
    Accrued expenses .........................................         2,485          1,057
    Income tax payable .......................................         1,147             --
    Net liabilities of discontinued operations ...............         1,036          2,334
                                                                    --------       --------
        Total current liabilities ............................        25,218         15,369
    Long-term debt, net of discount of $3,404 and $3,490 at
      March 31, 2001 and December 31, 2000, respectively .....        21,596         36,633
    Interest rate swap, at fair value ........................         1,561             --
    Other liabilities ........................................           884            937
                                                                    --------       --------
Commitments and contingencies.................................        49,259         52,939

Shareholders' equity:
    Common stock .............................................           190            187
    Additional paid-in capital ...............................        48,319         48,076
    Accumulated deficit ......................................       (26,234)       (25,353)
                                                                    --------       --------
          Total shareholders' equity .........................        22,275         22,910
                                                                    --------       --------
                                                                    $ 71,534       $ 75,849
                                                                    ========       ========

     See accompanying notes to condensed consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
Net revenues ...........................................      $ 29,542       $ 30,847
Cost of revenues .......................................        18,157         18,658
                                                              --------       --------
        Gross margin ...................................        11,385         12,189
Selling, general & administrative expenses .............         9,432          7,679
Amortization of goodwill and other intangibles .........           412            405
                                                              --------       --------
      Operating income .................................         1,541          4,105
Other expense, net .....................................         1,493            382
Unrealized loss on interest rate swap...................           448             --
                                                              --------       --------
Income (loss) from continuing operations before taxes ..          (400)         3,723
Income tax expense (benefit) ...........................          (187)         1,601
                                                              --------       --------
        Income (loss) from continuing operations .......          (213)         2,122
Loss from operations of discontinued business, net of
  income tax benefit of $1,474 .........................            --         (2,128)
Cumulative effect of adoption of FASB Statement No. 133,
    net of tax benefit of $445 .........................          (668)            --
                                                              --------       --------
Net loss ...............................................          (881)            (6)
                                                              ========       ========

Earnings (loss) per share:
       Income (loss) from continuing operations ........      $   (.01)      $    .13
       Loss from operations of discontinued business,
          net of tax ...................................            --           (.13)
       Cumulative effect of accounting changes,
          net of tax ...................................          (.04)            --
                                                              --------       --------
Net income (loss) ......................................      $   (.05)      $    .00
                                                              ========       ========
Earnings (loss) per share -- assuming dilution:
       Income (loss) from continuing operations ........      $   (.01)      $    .13
       Loss from operations of discontinued business,
          net of tax ...................................            --           (.13)
       Cumulative effect of accounting change,
          net of tax ...................................          (.04)            --
                                                              --------       --------
       Net income (loss) ...............................      $   (.05)      $    .00
                                                              ========       ========
Shares used in the computation of earnings per share:
    Basic ..............................................        18,892         16,240
    Diluted ............................................        18,892         16,283
                                                              ========       ========


     See accompanying notes to condensed consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                         ---------------------
                                                                                          2001          2000
                                                                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................................      $  (881)      $    (6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Loss from discontinued operations, net of tax .................................           --         2,128
    Cumulative effect of adoption of FASB Statement No. 133, net of tax ...........          668            --
    Loss on change in fair value of interest rate swap ............................          448            --
    Loss on sale of property and equipment ........................................           (3)           --
    Depreciation and amortization .................................................          901         1,074
    Deferred income taxes .........................................................        2,673            --
    Changes in assets and liabilities, net of effect of acquisitions:
      Accounts receivable, net ....................................................        5,320        (1,480)
      Costs and estimated earnings in excess of billings ..........................       (6,709)       (1,790)
      Prepaid income taxes ........................................................        2,846           393
      Prepaid expenses and other assets ...........................................         (447)       (1,223)
      Trade accounts payable and accrued expenses .................................         (945)          535
      Accrued compensation and payroll taxes ......................................         (256)        1,981
      Other liabilities ...........................................................          918           120
                                                                                         -------       -------
        Net cash provided by (used in) operating activities .......................        4,533         1,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional expenditures related to acquisitions ...................................         (229)           (4)
Purchases of property and equipment ...............................................         (124)         (231)
Sales of property and equipment ...................................................          200            --
Acquisitions, net of cash acquired ................................................           --        (5,724)
Repayments from shareholders ......................................................           --            76
                                                                                         -------       -------
        Net cash used in investing activities .....................................          153        (5,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility ..................................................       (5,350)           --
Borrowings under long-term credit facility ........................................           --         6,801
Proceeds from issuance of common stock ............................................          246            --
Debt issuance costs ...............................................................           85            --
                                                                                         -------       -------
        Net cash provided by (used in) financing activities .......................       (5,019)        6,801
                                                                                         -------       -------
        Net increase (decrease) in cash and cash equivalents from continuing
          operations...............................................................         (639)        2,650
        Net decrease in cash used by discontinued operations ......................       (1,298)       (2,500)
                                                                                         -------       -------
        Net increase (decrease) in cash and cash equivalents ......................       (1,937)          150
Cash and cash equivalents at beginning of period ..................................        2,040         1,226
                                                                                         -------       -------
Cash and cash equivalents at end of period ........................................      $   103       $ 1,376
                                                                                         =======       =======
SUPPLEMENTAL INFORMATION--CASH PAID (RECEIVED) FOR:
Interest ..........................................................................      $   528       $   391
Income taxes ......................................................................      $(5,312)           --


     See accompanying notes to condensed consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE 1. GENERAL

    The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.

    In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

DERIVATIVES AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133 on January 1, 2001 resulted in the cumulative effect of an accounting change of $668,000, net of tax benefit of $445,000, being recognized as expense in the statement of operations.


NOTE 2. NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the periods presented, assuming the exercise of all in-the-money stock options. Common equivalent shares have not been included where inclusion would be anti-dilutive.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


    The following table illustrates the computation of basic and diluted earnings per common share (in thousands, except per share data):

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  -----------------------
                                                                                    2001           2000
                                                                                  --------       --------
Numerator for basic and diluted loss per common share-net earnings                $   (881)      $     (6)
                                                                                  --------       --------
Denominator for basic income per share--weighted average shares
   outstanding during the period                                                    18,892         16,240
Incremental common shares attributable to dilutive outstanding stock options            --             43
                                                                                  --------       --------
Denominator for diluted income per common share                                     18,892         16,283
                                                                                  --------       --------

Net income (loss) per common share, basic and diluted                             $  (0.05)      $   0.00
                                                                                  ========       ========

    Anti-dilutive shares excluded from the reconciliation above were 1,960,539 and 1,831,796 for the three months ended March 31, 2001, and 2000, respectively.


NOTE 3. ACQUISITIONS

    In February 2000, the Company acquired substantially all of the assets and assumed certain liabilities of S3I. Under the original agreement S3I had the right to receive up to approximately $1.03 million in additional consideration contingent upon S3I's achievement of certain operating results for the twelve-month periods ending December 31, 2001 and December 31, 2002. The earnouts are payable in cash and, if earned, are due within 60 days after each of the first and second anniversary of the closing date, and will be recorded as an addition to goodwill. The earnout for the twelve-month period ending December 31, 2000 is anticipated to be $266,000. Other consideration provided to S3I shareholders in the original transaction totaled $686,000 and has been reflected as an increase in goodwill in the accompanying condensed consolidated financial statements, of which $457,000 is the balance of the notes to S3I's original shareholders. The Company is currently in negotiation with S3I to amend and extend the earnout period from December 31, 2001 to March 31, 2002. It is estimated the potential liabilities for the extended earnout period will be approximately $800,000. This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the financial results of S3I from December 31, 2000, the beginning of the accounting period in which the purchase transaction was finalized. Results of operations for the quarter ended March 31, 2000 would not have been materially impacted on a pro forma basis if the acquisition of S3I had occurred as of the beginning of the period.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



NOTE 4. REVOLVING LINE OF CREDIT

    The Company entered into a Second Amended and Restated Credit and Security Agreement (the "Senior Facility"), dated December 29, 2000, by and among the Company and its existing lending group, Mellon Bank, N.A. as agent and Wells Fargo Bank, N.A., as co-agent, whereby that certain Amended and Restated Credit Agreement dated June 7, 1999 (the "Original Facility") was amended and restated to provide in part for an extension of the maturity date to January 31, 2002, to reset financial covenants, to reduce the existing revolving loan lending commitments to $22,700,000, and to permit the subordinated indebtedness discussed in Note 5. Borrowings bear interest at the bank's prime rate plus 1% (9% at March 31, 2001). The Senior Facility is secured by a lien on all of the assets of the Company and its subsidiaries (including stock of subsidiaries). As of March 31, 2001, the Company was in compliance with the financial covenants. The Company has agreed to reduce the $22,700,000 in borrowing availability under the Senior Facility to no more than $18,700,000 by the end of 2001. As of March 31, 2001, the Company had $8,926,939 in undrawn availability under the Senior Facility.

    The Company has entered into an interest rate swap agreement to manage its interest rate risk exposure. The agreement requires the Company to pay a Fixed Rate of 7.5225% on $20 million and in turn receive a variable rate of interest of one-month LIBOR. The agreement expires on June 1, 2004.

    During the quarter ended March 31, 2001, the Company recognized a net loss of $448,000 related to the change in the fair value of the interest rate swap which is included in other expenses in the condensed consolidated statement of operations.


NOTE 5. LONG-TERM DEBT

    The Company entered into a Note and Stock Purchase Agreement (the "Subordinated Debt Agreement") dated December 29, 2000, by and among the Company, the subsidiaries of the Company as Guarantors, and various investors including Libra Mezzanine Partners II, L.P. (such investors, the "Purchasers"). In consideration of a $25,000,000 investment, the Company issued to the Purchasers (i) 13% Senior Subordinated Notes due in 2005 in the aggregate principal amount of $25,000,000 (the "Notes"), and (ii) 2,250,000 shares of the common stock of the Company ("Common Stock") with a fair value of $1,968,750. The Subordinated Debt Agreement contains financial and other covenants for the benefit of the Purchasers, and requires payment of a premium if the Notes are prepaid within three years of the Closing (including a reduced premium if repayment occurs in connection with a change of control of the Company). As of March 31, 2001, the Company was in compliance with the financial and other covenants. The Notes are not secured.

    The value of the Common Stock issued and related financing costs of $3.4 million have been reflected as a discount on the Notes and is being amortized over the term of the Notes. Interest expense related to the amortization of the discount totaled $85,542 in the three months ended March 31, 2001.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


NOTE 6. SEGMENT REPORTING DATA

    The Company classifies its operations into two lines of business, each offering a distinct set of services. These lines of business are summarized as follows: Steven Myers & Associates ("SM&A"), which involves assisting clients with the procurement of government and commercial programs and Government Services Group ("GSG") which includes systems engineering, scientific research, program management and technical support services for the government and governmental agencies.

    The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. The revenue recognition policies of the business segments vary according to the type of contract involved.

    Information as to the operations of the lines of business is set forth below. The information presented represents historical supplemental data as described on the consolidated balance sheets and on the consolidated statements of operations (in thousands):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               -----------------------
                                                                 2001           2000
                                                               --------       --------
NET REVENUES:
Steven Myers & Associates, Inc ..........................      $ 13,086       $ 16,436
Government Services Group ...............................        16,456         14,411
                                                               --------       --------
        Total net revenues ..............................      $ 29,542       $ 30,847
                                                               ========       ========
DEPRECIATION AND AMORTIZATION EXPENSE:
Steven Myers & Associates, Inc ..........................           135             12
Government Services Group ...............................           739            854
Corporate Overhead ......................................            27             13
                                                               --------       --------
         Total depreciation and amortization expense ....      $    901       $    859
                                                               ========       ========
OPERATING INCOME:
Steven Myers & Associates, Inc ..........................         3,347          5,309
Government Services Group ...............................           (64)         1,109
Corporate Overhead ......................................        (1,742)        (2,313)
                                                               --------       --------
         Total operating income .........................      $  1,541       $  4,105
                                                               ========       ========
INCOME FROM CONTINUING OPERATIONS:
Steven Myers & Associates, Inc ..........................         3,340          5,309
Government Services Group ...............................           (54)         1,033
Corporate Overhead ......................................        (4,167)        (4,220)
                                                               --------       --------
         Total income (loss) from continuing
           operations ...................................      $   (881)      $  2,122
                                                               ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    From time to time, the Company, through its management, may make forward-looking public statements, such as statements concerning then expected future revenues or earnings or concerning projected plans, performance, contract procurement as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in press releases or informal statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


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

THE COMPANY'S BUSINESS DEPENDS SUBSTANTIALLY ON THE DEFENSE INDUSTRY

    Approximately 44% of the Company's revenues were derived from the proposal management services of SM&A related to government procurement contracts for the first quarter ended March 31, 2001. In addition, a significant portion of the Company's revenues are derived from contracts or subcontracts with the U.S. Government. For the foreseeable future, the Company expects that the percentage of revenues attributable to such contracts will continue to be substantial. U.S. Government expenditures for defense products may decline in the future with such reductions having an effect on the Company's clients or, indirectly, on the Company. A number of trends may contribute to such a decline, including:

    - large weapon systems being replaced with smaller, more precise high technology systems;

    - multiple procurements for similar weapons being consolidated into joint service procurements, such as the Joint Strike Fighter program;

    - threat scenarios evolving away from global conflicts to regional conflicts;

    - the continuing draw down of U.S. military forces in response to the end of the Cold War; and

    - reductions or delays in procurements by the new U.S. Government administration.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


    The Company relies on the continuance and expansion of its business on a facility security clearance from the U.S. Government and individual security clearances, at various levels, for a significant number of staff. There can be no assurance that necessary security clearances will continue to be made available by the U.S. Government.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


    -   changes in generally accepted accounting principles;

    -   sales of common stock by existing holders;

    -   the announcement and market acceptance of proposed acquisitions; and

    - financial performance for any period, which results in the violation of debt covenants with any of the Company's lenders and subsequent loss of available bank lines for working capital.

PRINCIPAL SHAREHOLDER HAS SIGNIFICANT CONTROL OVER THE COMPANY

    Steven S. Myers, President, Chief Executive Officer and Chairman of the Board, beneficially owns or controls approximately 39.15% of the Company's outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company and may adversely affect the voting or other rights of other holders of common stock. The Company's board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

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


                              RESULTS OF OPERATIONS

    The following table sets forth certain historical operating results as a percentage of net revenues for 2000 and 2001.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                            2001          2000
                                                           ------        ------
Net revenues ........................................       100.0%        100.0%
Cost of revenues ....................................        61.5          60.5
                                                           ------        ------
  Gross margin ......................................        38.5          39.5
Selling, general and administrative expenses ........        31.9          24.9
Amortization of goodwill and other intangibles ......         1.4           1.3
                                                           ------        ------
Operating income ....................................         5.2          13.3
                                                           ======        ======
Income (loss) from continuing operations ............        (0.7)          6.9
Income (loss) from discontinued operations ..........          --          (6.9)
                                                           ------        ------
Cumulative effect of accounting change ..............        (0.2)%          --
                                                           ------        ------
Net income (loss) ...................................        (0.3)%           0%
                                                           ======        ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    Net Revenues. Net revenues decreased $1.3 million, or 4.2% to $29.5 million for three month ended March 31, 2001 compared to $30.8 million for three months ended March 31, 2000. Revenues declined due to the slowdown in proposal management services in the SM&A segment and the completion of several service contracts in the second and third quarter of 2000, which were not replaced. The slowdown in proposal management services is due in part to the delay in Federal government procurement decisions related to the new administration's review of defense spending priorities.

    Gross Margin. Gross margin decreased $.8 million, or 6.6%, to $11.4 million, for three months ended 2001 as compared to $12.2 million for three months ended 2000. As a percentage of net revenues, gross margin decreased to 38.5% compared to 39.5% for the prior year period. The gross margin decreased primarily due to an increase in costs under the Company's self-insured medical program for employees. The Company has recently revised its medical plan and expects lower costs in subsequent quarters. In addition, the GSG subcontract revenues were slightly higher in the quarter versus last year. GSG subcontract revenues carry significantly lower gross margins than direct labor revenue.

    Selling, General and Administrative Expenses, Amortization of Goodwill and Other Intangibles. Selling, general and administrative expenses increased $1.8 million, or 22.8%, to $9.4 million for three months ended March 31, 2001, as compared to $7.7 million for three months ended March 31, 2000. As a percentage of revenues, selling, general and administrative expenses increased to 31.9% for three months ended March 31, 2001, as compared to 24.9% for the prior year period. These costs increased as a result of approximately $625,000 invested in bid and proposal costs to support a major contract proposal in the GSG, an increase in medical costs from a new self insured medical program, an increase in professional fees, and increased costs of administrative personnel. The Company has put in place a cost reduction program which includes the reduction of administrative personnel, the elimination of approximately 100,000 square feet of excess facility space and a revised medical plan. Bid and proposal costs are not expected to continue at the first quarter level throughout the remainder of the year. Other consideration provided to S3I shareholders in the original transaction totaled $686,000 and has been reflected as an increase in goodwill in the accompanying condensed consolidated financial statements.

    Operating Income. Operating income was $1.5 million for the three months ended March 31, 2001 compared to $4.1 million for three months ended March 31, 2000, a decrease of $2.6 million. As a percentage of net revenues, operating income decreased to 5.2% for three months ended March 31, 2001 from 13.3% in the prior year. Operating income declined due to lower gross margin dollars, from reduced revenue and margins generated from a higher level of subcontract revenue work at GSG and increased labor costs and a $1.8 million increase in operating expenses as detailed above.

    Other Expense, Net. Other expense, net was $1.4 million for the three months ended March 31, 2001 compared to other expense, net of $.4 million for three months ended March 31, 2000. The increase primarily results from increased interest expense of $1.1 million due to a higher level of debt at higher interest rates.

    Unrealized Loss on Interest Rate Swap. A loss of $.4 million resulted from a change in the fair value of the Company's interest rate swap agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)



                         LIQUIDITY AND CAPITAL RESOURCES

    Net Cash Provided by Operating Activities. For the three months ended March 31, 2001, net cash provided by operating activities of $4.5 million was primarily due to the receipt of approximately $5.4 million in income tax refunds resulting from operating losses and the write-down of assets from discontinued operations in the year ended December 31, 2000.

    Cash Used in Investing Activities. For the three months ended March 31, 2001, net cash used in investing activities was $.2 million. The cash used in investing activity in 2001 relates primarily to additional contingent consideration paid on the S3I acquisition.

    Net Cash Provided by Financing Activities. For the three months ended March 31, 2001, net cash of $5.0 million was used by financing activities primarily for repayments made under the Company's credit facility.

    Net Cash Used in Discontinued Operations. For the three months ended March 31, 2001 net cash used in discontinued operations was $1.3 million. Cash used was to pay brokerage fees on the sublease of a facility, rent, consultants, accounting and labor costs related to the Company's contractual commitments.

    Debt and Liquidity. The Company's total debt was $31.4 million, net of issuance costs of $3.4 million, as of March 31, 2001. The debt consists of $9.8 million in revolving credit advances outstanding and $25 million in 13% Senior Subordinated notes which are due in 2005. As of March 31, 2001, the Company had $8.9 million in availability under its revolving credit commitment.

    Definitive agreements with Kapos Associates Inc., ("KAI") and System Simulation Solutions, Inc., ("S3I") obligate the Company to make earnout payments contingent upon achievement of certain operating results. The earnouts are payable in cash and, if earned, are due within 60 days. The earnout for the twelve-month period ended December 31, 2000 for S3I is anticipated to be $266,000. KAI did not meet their earnout criteria. The Company is currently in negotiation with S3I to amend and extend the earnout period from December 31, 2001 to March 31, 2002. It is estimated the potential liabilities for the extended earnout period will be approximately $800,000.

    It is expected the Company's operations will generate cash in 2001. However the Company does need working capital available to fund timing differences between receipts and disbursements on long-term contracts. It is anticipated with the internally generated working capital and availability under the revolving credit commitment, the Company will have sufficient liquidity to finance its operations during 2001. In addition, the Company continues to streamline its operations, reducing overhead and facility expenses and improve pricing on its contracts, thereby increasing its ability to generate cash from operations. The Company does not anticipate any cash needs other than to fund ongoing operations through 2001. As of March 31, 2001, the Company had available under the revolving credit commitment approximately $8.9 million for working capital. There are no assurances the Company will not violate covenants under its current credit facilities, and if such were to occur, the liquidity provided by its credit facility may not be available to the Company for working capital purposes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


    The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rate risk.

    The interest rates the Company pays on its revolving line of credit is subject to interest rate risk as it bears interest at the prevailing prime rate plus 1%. The Company's long-term debt instruments carry fixed interest rates. The Company estimates that a 10% increase in interest rates on the revolving line of credit would result in a decrease in reported net income of approximately $45,000 annually, based on the Company's current level of borrowing.

    The Company has also entered into an interest rate swap agreement whereby it pays a fixed rate of interest of 7.5225% on $20 million, and receives a variable rate of interest based on one-month LIBOR. The Company estimates that a 10% decrease in LIBOR would decrease reported net income by approximately $60,000 annually.

    The sensitivity analyses presented disregard the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

                          PART II -- OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

    Not Applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

    Issuance of Preferred Stock. As a post closing matter related to the refinancing of its indebtedness on December 29, 2000, the Company filed a Certificate of Determination of Preferences of Series L Preferred Stock with the Secretary of State of California, authorizing one share of Series L Preferred Stock. The single share was issued to Libra Mezzanine Partners II, L.P. ("Libra"). Libra will have the right, upon the occurrence of an event of default under the Notes issued to Libra and other holders, to name two directors to the Company's Board of Directors.

    Employee Stock Purchase Plan. In 1999, the Company adopted an Employee Stock Purchase Plan (the "ESPP") with an initial allocation of 250,000 shares. In September 2000, an additional 500,000 shares were allocated to the ESPP. The Board of Directors approved an additional 200,000 shares subject to shareholder approval at the June 2001 annual shareholder meeting. The ESPP allows employees of the Company to purchase common stock, through bi-weekly payroll deductions, at a 15% discount. Employee contributions to the ESPP are limited to 15% of the employee's annual compensation. Through the quarter ended March 31, 2001, approximately 576,267 shares of Common Stock have been purchased of the 750,000 shareholder approved shares reserved for issuance under the ESPP.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

ITEM 5.    OTHER INFORMATION

    Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits (numbered in accordance with item 601 of Regulation
               S-K).

Exhibit No.
-----------
    2.1     Agreement and Plan of Reorganization and Merger dated May 18, 1998, by and among the Company, Space Applications Corporation, SAC
            Acquisition, Inc. and the individual shareholders named therein
            (filed on June 4, 1998 as Exhibit 2 to the Company's Current Report
            on Form 8-K and incorporated herein by reference).

    2.2 Agreement and Plan of Reorganization and Merger dated July 22, 1998, by and among the Company, Decision-Science Applications, Inc., DSA
            Acquisition, Inc. and the individual shareholders named therein
            (filed on August 21 1998 as Exhibit 2.1 to the Company's Current
            Report on Form 8-K and incorporated herein by reference).

    2.3     Agreement and Plan of Reorganization and Merger dated March 30,
            1999, by and among SM&A Corporation, Systems Integration Software,
            Inc., SIS Acquisition, Inc. and the individuals named therein (filed on May 17, 1999 as Exhibit 10.1 to the Company's Quarterly Report on
            Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

    2.4 Stock Purchase Agreement dated as of September 20, 1999, by and among SM&A Corporation (East), Kapos Associates Inc., Ervin Kapos,
            June Kapos, Verona Oliver, and Cordellia Scruggs (filed on November
            15, 1999 as Exhibit 10.1 to the Company's Quarterly Report on Form
            10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

    2.5     Agreement of Merger dated November 24, 1998 between Space
            Applications Corporation and SM&A Corporation (East), effective date
            December 31, 1998 (filed on March 31, 1999 as Exhibit 2.3 to the
            Company's Annual Report on Form 10-K for the year ended December 31,
            1998 and incorporated herein by reference).

    3.1     Articles of Incorporation, as amended and restated (filed on January
            27, 1998 as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference).

    3.2 Bylaws of the Company, as amended and restated (filed on January 5, 1998 as Exhibit 3.2 to the Company's Registration Statement on Form
            S-1 (Registration No. 333-4075) and incorporated herein by reference).

    3.3 Certificate of Ownership as filed with the California Secretary of State on August 6, 1998 (filed on August 19, 1998 as Exhibit 3.1 to the Company's Current Report on Form 8-K and incorporated herein by reference).

    3.4     Certificate of Determination of Preferences of Series L Preferred
            Stock (filed in the Company's Annual Report on Form 10-K for the year ending December 31, 2000 as Exhibit 3.4 filed on April 17, 2001 and incorporated herein by reference).

    4.1     Registration and Antidilution Rights Agreement, dated December 29,
            2000, by and among the Company and the Holders listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.5 to the Company's Current Report on Form 8-K and incorporated by reference herein).

    4.2 Controlling Shareholder Agreement, dated December 29, 2000, by and among the Company, Steven S. Myers as Common Stockholder, and the
            Purchasers listed on the signature pages thereto (filed on January
            8, 2001 as Exhibit 99.6 to the Company's Current Report on Form 8-K and incorporated by reference herein).

    4.3     Registration Rights Agreement dated May 29, 1998 by and among the
            Company and certain shareholders of Space Applications Corporation identified therein (filed on June 4, 1998 as Exhibit 2 to the Company's Current Report on Form 8-K and incorporated herein by reference).

    4.4     Registration Rights Agreement dated August 20, 1998 by and among
            Company and certain shareholders of Decision-Science Applications, Inc. set forth therein (filed on August 21, 1998 as Exhibit 10.1 to the Company's Current Report on Form 8-K and incorporated herein by reference).

    10.1    Amended and Restated 1997 Stock Option Plan* and related form of
            Stock Option Agreement (filed on Company's Current Report on Form
            10-K filed on April 17, 2001 as Exhibit 10.1 and incorporated herein by reference).

    10.2    Amended and Restated Employee Stock Purchase Plan (filed on
            Company's Current Report on Form 10-K filed on April 17, 2001 as
            Exhibit 10.2 and incorporated herein by reference).

    10.3    Form of Indemnification Agreement (filed on November 21, 1997 as
            Exhibit 10.2 to the Company's Registration Statement on Form S-1
            (Registration No. 3334075) and incorporated herein by reference).

    10.4 Office Facilities Lease (filed on November 21, 1997 as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration
            No. 333-4075) and incorporated herein by reference).

    10.5    Second Amended and Restated Credit and Security Agreement, dated
            December 29, 2000, by and among the Company, Mellon Bank, N.A., as
            Agent, Wells Fargo Bank, N.A., as Co-Agent, and the Lenders listed on the signature pages thereto (filed on January 8, 2001 as Exhibit
            99.2 to the Company's Current Report on Form 8-K and incorporated by reference herein).

    10.6 Note and Stock Purchase Agreement, dated December 29, 2000, by and among the Company, and the Guarantors and Purchasers listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.3 to the Company's Current Report on Form 8-K and incorporated by reference herein).

    10.7 Subordination and Intercreditor Agreement, dated December 29, 2000, by and among the persons listed on the signature pages thereto as Subordinated Creditors, Libra Mezzanine Partners II-A, L.P. as agent of the Subordinated Creditors, the Company, and Mellon Bank, N.A. as agent for all Senior Lenders party to that certain Second Amended and Restated Credit and Security Agreement of even date therewith
            (filed on January 8, 2001 as Exhibit 99.4 to the Company's Current
            Report on Form 8-K and incorporated by reference herein).

    10.8    Management Agreement, dated December 29, 2000, by and between Libra
            Mezzanine Partners II-A, L.P. and the Company (filed on January 8,
            2001 as Exhibit 99.7 to the Company's Current Report on Form 8-K and incorporated by reference herein).

    10.9    Employment Agreement dated August 20, 1998 by and between
            Decision-Science Applications, Inc. and Gary L. Lucas (filed on
            August 21, 1998 as Exhibit 10.3 to the Company's Current Report on
            Form 8-K and incorporated herein by reference).

    10.10    Employment Agreement dated August 20, 1998 by and between
             Decision-Science Applications, Inc. and Dana R. Raucher (filed on
             August 21, 1998 as Exhibit 10.4 to the Company's Current Report on
             Form 8-K and incorporated herein by reference).

    10.11    Employment Agreement dated September 20, 1999, by and between Kapos
             Associates Inc. and Ervin Kapos (filed on April 7, 2000 as Exhibit
             10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

    10.12    Escrow Agreement dated September 20, 1999, among SM&A Corporation
             (East), Kapos Associates Inc., Ervin Kapos and June Kapos and First
             American Trust Company (filed on November 15, 1999 as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

    10.13    Escrow Agreement dated March 30, 1999, among the Company, Systems
             Integration Software, Inc., First American Trust Company and the individuals names therein (filed on May 17, 1999 as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1999 and incorporated herein by reference).

    10.14    Escrow Agreement dated August 20, 1998 by and between
             Decision-Science Applications, Inc., First American Trust Company and certain shareholders identified therein (filed on August 21, 1998 as Exhibit 10.5 to the Company's Current Report on Form 8-K and incorporated herein by reference).

    10.15    Employment Agreement dated as of February 1, 2000 between the
             Company and Steven S. Myers (filed on Company's Current Report on
             Form 10-K filed on April 17, 2001 as Exhibit 10.17 and incorporated herein by reference).



    (b) Reports on Form 8-K

    On May 9, 2001, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the Company's May 3, 2001, dismissal of KPMG, LLP ("KPMG") as its independent accountant. The reports of KPMG on the Company's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. On May 3, 2001, the Company hired the firm of Ernst & Young, LLP as its independent accountants.

                                    SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMERGENT INFORMATION TECHNOLOGIES, INC.


                                        By:       /s/  CATHY L. WOOD
                                           -------------------------------------
Dated: May 18, 2001                                    Cathy L. Wood
                                           Chief Financial Officer and Secretary
                                              (Principal Accounting Officer)