Form 10-Q
period 2001-06-30
EMERGENT INFORMATION TECHNOLOGIES INC
filed 2001-08-14
CIK 1050031

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-23585


                     EMERGENT INFORMATION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              CALIFORNIA                                    33-0080929
--------------------------------------------------------------------------------
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


        4695 MACARTHUR COURT, 8TH FLOOR, NEWPORT BEACH, CALIFORNIA 92660
--------------------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (949) 975-1487
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of August 9, 2001 19,175,787 shares of the Company's common stock, no par value, were outstanding.

================================================================================

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES


                                      INDEX


                                          PART I. FINANCIAL INFORMATION

                                                                                                        PAGE
                                                                                                        ----

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000...........       3
           Condensed Consolidated Statements of Operations for the six months ended
            June 30, 2001 and 2000...................................................................       4
           Condensed Consolidated Statements of Cash Flows for the three and six months ended
            June 30, 2001 and 2000....................................................................      5
           Notes to Condensed Consolidated Financial Statements......................................     6-9
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....   10-18
Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................      18

                                            PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.........................................................................      19
Item 2.    Changes in Securities and Use of Proceeds.................................................      19
Item 3.    Defaults Upon Senior Securities...........................................................      19
Item 4.    Submission of Matters to a Vote of Security Holders.......................................      19
Item 5.    Other Information.........................................................................      19
Item 6.    Exhibits and Reports on Form 8-K..........................................................   20-22

SIGNATURE............................................................................................      23

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   JUNE 30,       DECEMBER 31,
                                                                     2001             2000
                                                                   --------       ------------
                                                                  (UNAUDITED)

                           ASSETS

Current assets:
    Cash and cash equivalents .............................        $  1,290         $  2,040
    Accounts receivable, net ..............................          29,067           28,881
    Prepaid income taxes ..................................              --            2,846
    Prepaid expenses and other assets .....................           2,564            2,443
                                                                   --------         --------
          Total current assets ............................          32,921           36,210
    Property and equipment, net ...........................           4,262            5,408
    Goodwill, net .........................................          32,979           32,641
    Other assets ..........................................           1,221            1,590
                                                                   --------         --------
                                                                   $ 71,383         $ 75,849
                                                                   ========         ========
            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable ................................        $  1,354         $  5,155
    Accrued compensation and payroll taxes ................           6,004            6,823
    Accrued expenses ......................................           2,063            1,057
    Income tax payable ....................................           1,835               --
    Net liabilities of discontinued operations ............             622            2,334
    Revolving line of credit ..............................          12,873               --
                                                                   --------         --------
          Total current liabilities .......................        $ 24,751           15,369
    Long-term debt, net of discount of $3,258 and $3,490 at
      June 30, 2001 and December 31, 2000, respectively ...          21,742           36,633
    Interest rate swap, at fair value .....................           1,397               --
    Other liabilities .....................................           1,094              937
                                                                   --------         --------
Commitments and contingencies .............................          48,984           52,939
Shareholders' equity:
    Common stock ..........................................             190              187
    Additional paid-in capital ............................          48,319           48,076
    Accumulated deficit ...................................         (26,110)         (25,353)
                                                                   --------         --------
          Total shareholders' equity ......................          22,399           22,910
                                                                   --------         --------
                                                                   $ 71,383         $ 75,849
                                                                   ========         ========


     See accompanying notes to condensed consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                                -------------------------         -------------------------
                                                                  2001             2000             2001             2000
                                                                --------         --------         --------         --------

Net revenues ...........................................        $ 27,561         $ 31,382         $ 57,103         $ 62,229
Cost of revenues .......................................          17,312           18,641           35,469           37,299
                                                                --------         --------         --------         --------
    Gross margin .......................................          10,249           12,741           21,634           24,930
Selling, general & administrative expenses .............           8,267            7,944           17,699           15,623
Amortization of goodwill and other intangibles .........             414              437              826              842
                                                                --------         --------         --------         --------
    Operating income ...................................           1,568            4,360            3,109            8,465
Other expense, net .....................................           1,468              550            2,961              932
Unrealized (gain) loss on interest rate swap ...........            (164)              --              284               --
                                                                --------         --------         --------         --------
Income (loss) from continuing operations before taxes ..             264            3,810             (136)           7,533
Income tax expense (benefit) ...........................             140            1,638              (47)           3,239
                                                                --------         --------         --------         --------
    Income (loss) from continuing operations ...........             124            2,172              (89)           4,294
Loss from operations of discontinued business, net
  of income tax benefit of $1,709 and $3,183 in
  the three and six months ended June 30, 2000,
  respectively .........................................              --           (2,457)              --           (4,585)
Cumulative effect of adoption of FASB Statement No. 133,
  net of tax benefit of $445 ...........................              --               --             (668)              --
                                                                --------         --------         --------         --------
Net income (loss) ......................................             124             (285)            (757)            (291)
                                                                ========         ========         ========         ========
Income (loss) per share:
    Income (loss) from continuing operations ...........             .01              .13              .00              .26
    Loss from operations of discontinued business,
       net of tax ......................................              --             (.15)              --             (.28)
    Cumulative effect of accounting changes, net of tax               --               --             (.04)              --
                                                                --------         --------         --------         --------
Net income (loss) ......................................             .01             (.02)            (.04)            (.02)
                                                                ========         ========         ========         ========
Income (loss) per share - assuming dilution:
     Income (loss) from continuing operations ..........             .01              .13              .00               26
     Loss from operations of discontinued business,
        net of tax .....................................              --             (.15)              --             (.28)
     Cumulative effect of accounting change, net of tax               --               --             (.04)              --
                                                                --------         --------         --------         --------
      Net income (loss) ................................             .01             (.02)            (.04)        $   (.02)
                                                                ========         ========         ========         ========
Shares used in the computation of income (loss)
  per share:
    Basic ..............................................          18,949           16,199           18,921           16,190
    Diluted ............................................          18,967           16,238           18,921           16,218


     See accompanying notes to condensed consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     SIX MONTHS
                                                                                                   ENDED JUNE 30,
                                                                                               -----------------------
                                                                                                2001             2000
                                                                                               ------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................................          (757)        $   (291)
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
    Loss from discontinued operations, net of tax .....................................            --            4,585
    Cumulative effect of adoption of FASB Statement No. 133, net of tax ...............           668               --
    Loss on change in fair value of interest rate swap ................................           284               --
    Loss on sale of property and equipment ............................................            10               --
    Depreciation and amortization .....................................................         1,872            1,803
    Deferred income taxes .............................................................         1,835               --
    Changes in assets and liabilities, net of effect of acquisitions:
      Accounts receivable, net ........................................................          (186)          (4,046)
      Prepaid and accrued income taxes ................................................         3,110              974
      Prepaid expenses and other assets ...............................................          (117)          (3,381)
      Trade accounts payable and accrued expenses .....................................        (3,801)             957
      Accrued compensation and payroll taxes ..........................................          (819)           1,462
      Other liabilities ...............................................................           887               18
                                                                                               ------         --------
        Net cash provided by (used in) operating activities ...........................         2,986            2,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment under acquisitions agreements .................................................          (496)              --
Purchases of property and equipment ...................................................          (160)            (685)
Sales of property and equipment .......................................................           403               --
Acquisitions, net of cash acquired ....................................................            --          (13,730)
Repayments from shareholders ..........................................................            --              357
                                                                                               ------         --------
        Net cash used in investing activities .........................................          (253)         (14,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility ......................................................        (2,250)              --
Borrowings under credit facility ......................................................            --           14,134
Amortization of proceeds from issuance of common stock ................................           246               --
Debt issuance costs ...................................................................           232               --
                                                                                               ------         --------
        Net cash provided by (used in) financing activities ...........................        (1,772)          14,134
                                                                                               ------         --------

        Net increase (decrease) in cash and cash equivalents from continuing operations           961            2,157
                                                                                               ------
        Net increase (decrease) in cash used by discontinued operations ...............        (1,711)          (3,119)
                                                                                               ------         --------
        Net increase (decrease) in cash and cash equivalents ..........................          (750)            (962)
Cash and cash equivalents at beginning of period ......................................         2,040            1,226
                                                                                               ------         --------
Cash and cash equivalents at end of period ............................................         1,290              264
                                                                                               ======         ========
SUPPLEMENTAL INFORMATION--CASH PAID (RECEIVED) FOR:
Interest ..............................................................................         1,899            1,516
Income taxes ..........................................................................        (5,082)             189


     See accompanying notes to condensed consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000



NOTE 1. GENERAL

     The accompanying unaudited financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.

     In the opinion of management, all adjustments necessary for a fair presentation of the information in the unaudited condensed consolidated financial statements have been made and consist of only normal recurring accruals. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnotes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, and consequently, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in its Annual Report on Form 10-K for the year ended December 31, 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001 the FASB issued Statement No. 141, Business Combinations ("Statement 141"), and No. 142, Goodwill and Other Intangible Assets ("Statement 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statements 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE 2. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income
(loss) by the weighted average number of common and common equivalent shares outstanding during the periods presented, assuming the exercise of all in-the-money stock options. Common equivalent shares have not been included where inclusion would be anti-dilutive.

     The following table illustrates the computation of basic and diluted earnings per common share (in thousands, except per share data):

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                                --------------------        --------------------
                                                                  2001          2000          2001          2000
                                                                ------        ------        ------        ------

Denominator for basic income per share--weighted average
  shares outstanding during the period .................        18,949        16,199        18,921        16,190
Incremental common shares attributable to dilutive
outstanding stock options ..............................            18            39            --            28
                                                                ------        ------        ------        ------
Denominator for diluted income per common share ........        18,967        16,238        18,921        16,218
                                                                ======        ======        ======        ======

     Anti-dilutive shares excluded from the reconciliation above were 2,456,335 and 2,397,509 for the three months ended June 30, 2001, and 2000, respectively.


NOTE 3. ACQUISITIONS

     In February 2000, the Company acquired substantially all of the assets and assumed certain liabilities of System Simulation Solutions, Inc., ("S3I"). Under the original agreement S3I had the right to receive up to approximately $1.03 million in additional consideration contingent upon S3I's achievement of certain operating results for the twelve-month periods ending December 31, 2001 and December 31, 2002. The earnouts are payable in cash and, if earned, are due within 60 days after each of the first and second anniversary of the closing date, and will be recorded as an addition to goodwill. The earnout for the twelve-month period ending December 31, 2000 was $266,000 which amount was paid by the Company in second quarter 2001. Other contractual consideration paid to the S3I shareholders pursuant to the terms of the Asset Purchase Agreement between the Company and S3I shareholders totaled $686,000 and also has been reflected as an increase in goodwill in the accompanying condensed consolidated financial statements. The Company has renegotiated the second year earnout for which the Company's potential liability will be approximately $800,000.

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

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE 4. REVOLVING LINE OF CREDIT

     The Company entered into a Second Amended and Restated Credit and Security Agreement (the "Senior Facility"), dated December 29, 2000, by and among the Company and its existing lending group, whereby the Amended and Restated Credit Agreement dated June 7, 1999 (the "Original Facility") was amended and restated to provide in part for an extension of the maturity date to January 31, 2002, to reset financial covenants, to reduce the existing revolving loan lending commitments to $22,700,000, and to permit the subordinated indebtedness discussed in Note 5. Borrowings bear interest at the bank's prime rate plus 1% (9% at June 30, 2001). The Senior Facility is secured by a lien on all of the assets of the Company and its subsidiaries. Terms of the Agreement require the Company to reduce the $22,700,000 in borrowing availability under the Senior Facility to no more than $18,700,000 by the end of 2001. At June 30, 2001, outstanding borrowings under the Senior Facility totaled $12,873,000. As of June 30, 2001, the Company was not in compliance with certain of the financial covenants. The Company has obtained waivers from the lenders waiving the non-compliance through June 30, 2001 and amending the covenants thereafter. As of June 30, 2001, the Company had $5,061,939 in undrawn availability under the Senior Facility.

     On May 12, 2000 the Company entered into an interest rate swap agreement to manage its interest rate risk exposure. The agreement requires the Company to pay a fixed rate of 7.5225% on $20 million and in turn receive a variable rate of interest of one-month LIBOR. The agreement expires on June 1, 2004.

     During the quarters ended Mach 31, 2001 and June 30, 2001, the Company recognized a loss of $448,000 and gain of $164,000, respectively, related to the change in the fair value of the interest rate swap.


NOTE 5. LONG-TERM DEBT

     The Company entered into a Note and Stock Purchase Agreement (the "Subordinated Debt Agreement") dated December 29, 2000, with various investors (the "Purchasers"). In consideration of a $25,000,000 investment, the Company issued to the Purchasers (i) 13% Senior Subordinated Notes due in 2005 in the aggregate principal amount of $25,000,000 (the "Notes"), and (ii) 2,250,000 shares of the common stock of the Company ("Common Stock") with a fair value of $1,968,750. The Subordinated Debt Agreement contains financial and other covenants for the benefit of the Purchasers, and requires payment of a premium if the Notes are prepaid within three years of the Closing (including a reduced premium if repayment occurs in connection with a change of control of the Company). As of June 30, 2001, the Company was not in compliance with certain of the financial covenants contained in the Subordinated Debt Agreement. The Company has obtained a waiver from the Purchasers through June 30, 2001 for such non-compliance and the covenants have been amended thereafter. The Notes are not secured.

     The value of the Common Stock issued and related financing costs of $3.3 million have been reflected as a discount on the Notes and are being amortized over the term of the Notes. Interest expense related to the amortization of the discount totaled $85,542 and $180,814 in the three and six months ended June 30, 2001, respectively.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


NOTE 6. SEGMENT REPORTING DATA

     The Company classifies its operations into two lines of business, each offering a distinct set of services. These lines of business are summarized as follows: Steven Myers & Associates ("SM&A"), which assists clients with the procurement of government and commercial programs and Government Services Group ("GSG") which provides systems engineering, scientific research, program management and technical support services for the government and governmental agencies.

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

     Information as to the operations of the lines of business is set forth below. The information presented represents historical supplemental data as described on the consolidated balance sheets and on the consolidated statements of operations (in thousands):

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
                                                               -------------------------         -------------------------
                                                                 2001             2000             2001             2000
                                                               --------         --------         --------         --------

NET REVENUES:
Steven Myers & Associates, Inc. .......................        $ 11,056         $ 17,169         $ 24,142         $ 33,605
Government Services Group .............................          16,505           14,213           32,961           28,624
                                                               --------         --------         --------         --------
        Total net revenues ............................          27,561           31,382           57,103           62,229
                                                               ========         ========         ========         ========
DEPRECIATION AND AMORTIZATION EXPENSE:
Steven Myers & Associates, Inc. .......................              92               12              227               25
Government Services Group .............................             812              899            1,550            1,753
Corporate Overhead ....................................              68               13               95               25
                                                               --------         --------         --------         --------
         Total depreciation and amortization expense ..             972              924            1,872            1,803
                                                               ========         ========         ========         ========
OPERATING INCOME:
Steven Myers & Associates, Inc. .......................           2,595            6,475            5,942           11,784
Government Services Group .............................             644            1,101              580            2,210
Corporate Overhead ....................................          (1,671)          (3,216)          (3,413)          (5,529)
                                                               --------         --------         --------         --------
         Total operating income .......................           1,568            4,360            3,109            8,465
                                                               ========         ========         ========         ========
INCOME  FROM CONTINUING OPERATIONS:
Steven Myers & Associates, Inc. .......................           2,589            6,475            5,929           11,784
Government Services Group .............................             699            1,100              645            2,135
Corporate Overhead ....................................           3,164           (5,403)           6,663           (9,624)
                                                               --------         --------         --------         --------
         Total income (loss) from continuing operations             124         $  2,172              (89)        $  4,295
                                                               ========         ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     From time to time, the Company, through its management, may make forward-looking public statements, such as statements concerning expected future revenues or earnings or concerning projected plans, performance, contract procurement as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in press releases or informal statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

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


                              RESULTS OF OPERATIONS

     The following table sets forth certain historical operating results as a percentage of net revenues for the periods noted.

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                      ----------------------          ----------------------
                                                       2001            2000            2001            2000
                                                      ------          ------          ------          ------

Net revenues .................................         100.0%          100.0%          100.0%          100.0%
Cost of revenues .............................         (62.8)          (59.4)          (62.1)          (59.9)
                                                      ------          ------          ------          ------
   Gross margin ..............................          37.2            40.6            37.9            40.1
Selling, general and administrative expenses .          30.0            25.3            31.0            25.1
Amortization of goodwill and other intangibles           1.5             1.4             1.5             1.4
                                                      ------          ------          ------          ------
Operating income .............................           5.7            13.9             5.4            13.6
                                                      ======          ======          ======          ======
Income (loss) from continuing operations .....            .4             6.9             (.1)            6.9
Income (loss) from discontinued operations ...            --            (7.8)             --            (7.4)
Cumulative effect of accounting change .......            --              --             1.2              --
                                                      ------          ------          ------          ------
Net income (loss) ............................            .4%           (0.9%)          (1.3%)           (.5%)
                                                      ======          ======          ======          ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Net Revenues. Net revenues decreased $3.8 million, or 1.2% to $27.6 million for the three months ended June 30, 2001 compared to $31.4 million for three months ended June 30, 2000. Revenues declined due to the slowdown in proposal management services in the SM&A segment and the completion of several service contracts in the second and third quarter of 2000, which were not replaced. The slowdown in proposal management services is due in part to the delay in Federal government procurement decisions related to the new administration's review of defense spending priorities.

     Gross Margin. Gross margin decreased $2.5 million, or 19.6%, to $10.2 million, for the three months ended June 30, 2001 as compared to $12.7 million for the three months ended June 30, 2000. As a percentage of net revenues, gross margin decreased to 37.2% compared to 40.7% for the prior year period. The gross margin declined in both SM&A and GSG due to a change in the mix of the Company's contracts and an increase in subcontract revenues which carry a significantly lower margin than direct labor.

     Selling, General and Administrative Expenses, Amortization of Goodwill and Other Intangibles. Selling, general and administrative expenses increased $.3 million, or 4%, to $8.3 million for the three months ended June 30, 2001, as compared to the corresponding period of the prior year. As a percentage of revenues, selling, general and administrative expenses increased to 30% for the three months ended June 30, 2001, as compared to 25.4% for the prior year period. These costs have increased since June 2000 due to the acquisitions the Company made late in 1999 and in the first quarter of 2000. The Company put in place a cost reduction plan in December of 2000. As a result, the selling, general and administrative expenses have decreased by $1.1 million in the second quarter to $8.3 from $9.4 million in the first quarter of 2001 due to these cost reduction programs.

     Operating Income. Operating income was $1.6 million for the three months ended June 30, 2001 compared to $4.4 million for the three months ended June 30, 2000, a decrease of $2.8 million. As a percentage of net revenues, operating income decreased to 5.7% for the three months ended June 30, 2001 from 13.9% in the prior year. Operating income declined due to lower gross margin dollars, from reduced revenue and margins generated from a higher level of subcontract revenue work at GSG.

     Other Expense, Net. Other expense, net was $1.5 million for three months ended June 30, 2001 compared to $0.6 million for the three months ended June 30, 2000. The increase primarily results from increased interest expense of $.9 million caused by a higher level of debt at higher interest rates.

     Unrealized Gain on Interest Rate Swap. A gain of $.2 million resulted from the change in the fair value of the Company's interest rate swap agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Net Revenues. Net revenues decreased $5.1 million, or 8% to $57.1 million for the six months ended June 30, 2001 compared to $62.2 million for the six months ended June 30, 2000. Revenues declined due to the slowdown in proposal management services in the SM&A segment and the completion of several service contracts in the second and third quarter of 2000, which were not replaced. The slowdown in proposal management services is due in part to the delay in Federal government procurement decisions related to the new administration's review of defense spending priorities.

     Gross Margin. Gross margin decreased $3.3 million, or 13%, to $21.6 million, for the six months ended June 30, 2001 as compared to $24.9 million for the six months ended June 30, 2000. As a percentage of net revenues, gross margin decreased to 37.9% compared to 40% for the prior year period. The gross margin decreased in both SM&A and GSG due to a change in the contract mix and an increase in subcontract revenues which carry significantly lower margins than direct labor. In addition, the Company had a self-insured medical plan until May 2001, which significantly increased medical costs. In May 2001, the company revised its plan. The gross margin decreased primarily due to an increase in costs under the Company's self-insured medical program for employees.

     Selling, General and Administrative Expenses, Amortization of Goodwill and Other Intangibles. Selling, general and administrative expenses increased $2.1 million, or 13.3%, to $17.7 million for the six months ended June 30, 2001, as compared to $15.6 million for the six months ended June 30, 2000. As a percentage of revenues, selling, general and administrative expenses increased to 31.0% for six months ended June 30, 2001, as compared to 25.1% for the prior year period. These costs increased as a result of approximately $625,000 invested in bid and proposal costs to support a major contract proposal in the GSG segment, an increase in medical costs from a new self-insured medical program, an increase in professional fees, and increased costs of administrative personnel. The Company put in place a cost reduction program which included the reduction of administrative personnel, the elimination of approximately 100,000 square feet of excess facility space and a revised medical plan. The cost reduction program resulted in a decrease in costs of $1.1 million in the second quarter 2001 compared to the first quarter.

     Operating Income. Operating income was $3.1 million for the six months ended June 30, 2001 compared to $8.5 million for the six months ended June 30, 2000, a decrease of $5.4 million. As a percentage of net revenues, operating income decreased to 5.4% for six months ended June 30, 2001 from 13.6% in the prior year. Operating income declined due to lower gross margin dollars, reduced revenue and margins generated from a higher level of subcontract revenue work at GSG, increased labor costs, and the $2.1 million increase in operating expenses as detailed above.

     Other Expense, Net. Other expense, net was $3.0 million for the six months ended June 30, 2001 compared to $0.9 million for the six months ended June 30, 2000. The increase primarily results from increased interest expense of $2 million due to a higher level of debt at higher interest rates.

     Unrealized Loss on Interest Rate Swap. A loss of $.3 million resulted from a change in the fair value of the Company's interest rate swap agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


                         LIQUIDITY AND CAPITAL RESOURCES

     Net Cash Provided by Operating Activities. For the six months ended June 30, 2001, net cash provided by operating activities of $2.9 million reflected the Company's loss from operations less charges for depreciation, amortization and other non-cash items and the receipt of approximately $5.3 million in income tax refunds resulting from operating losses and the write-down of assets from discontinued operations in the year ended December 31, 2000.

     Cash Used in Investing Activities. For the six months ended June 30, 2001, net cash used in investing activities was $0.3 million related to additional contingent consideration paid under acquisition agreements and purchase of property and equipment, net of proceeds from the sale of property and equipment.

     Net Cash Provided by Financing Activities. For the six months ended June 30, 2001, net cash of $(1.8) million was used by financing activities primarily for repayments made under the Company's credit facility.

     Net Cash Used in Discontinued Operations. For the six months ended June 30, 2001 net cash used in discontinued operations was $1.7 million. primarily related to brokerage fees on the sublease of a facility, rent, consultants, accounting and labor costs related to the Company's contractual commitments.

     Debt and Liquidity. As of June 30, 2001, the Company's total debt was $34.6 million, net of issuance costs of $3.3 million. The debt consists of $12.9 million in revolving credit advances outstanding and $25 million in 13% Senior Subordinated notes which are due in 2005. As of June 30, 2001, the Company had approximately $5.1 million in availability under its revolving credit commitment.

     Definitive agreements with Kapos Associates Inc., ("KAI") and S3I obligate the Company to make earnout payments contingent upon achievement of certain operating results. The earnouts are payable in cash and, if earned, are due within 60 days after the anniversary of the closing date. The earnout for the twelve-month period ended December 31, 2000 for S3I was $266,000. KAI did not meet their earnout criteria. The Company amended and extended the S3I earnout period from December 31, 2001 to March 31, 2002. It is estimated the potential liabilities for the extended earnout period will be approximately $800,000.

     Management expects that the Company's operations will generate cash in 2001. However, the Company does need working capital available to fund timing differences between receipts and disbursements. It is anticipated that with the internally generated working capital and the availability of funds under the Company's revolving credit commitment, the Company will have sufficient liquidity to finance its operations during 2001. In addition, the Company continues to streamline its operations, reduce overhead and facility expenses and improve pricing on its contracts, thereby increasing its ability to generate cash from operations. The Company does not anticipate any need for cash other than to fund ongoing operations through 2001. As of June 30, 2001, the Company had approximately $5.1 million available for working capital under the revolving credit commitment. There are no assurances that the Company will not violate its financial covenants under its current credit facilities. If such a violation were to occur, the liquidity provided to the Company by its credit facility may not be available to the Company for working capital purposes.

     The Company recently began efforts to secure a new line of credit to replace its current revolving line of credit, which expires in January 2002. Should those efforts be unsuccessful, the Company may need to consider alternative forms of debt financing, or the sale of certain assets, to retire its current line of credit upon its expiration and to fund its operations on an on-going basis. While we anticipate that the Company will be able to successfully negotiate a new financing agreement, we cannot be certain that it will be able to secure a new line of credit, or alternative forms of debt or equity financing, on terms acceptable to the Company or at all.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


                                  RISK FACTORS


THERE ARE RISKS ASSOCIATED WITH THE COMPANY'S ABILITY TO INTEGRATE ITS PRIOR ACQUISITIONS

     In recent years, the Company expanded its operations through the acquisition of complementary businesses.

     There can be no assurance that the anticipated economic, operational and other benefits of these acquisitions will be realized or that the Company will be able to successfully integrate these acquired businesses. The difficulties of such integration may initially be increased by the need to integrate personnel with different business backgrounds and corporate cultures. Failure to effectively integrate the acquired companies may adversely affect the Company's ability to bid successfully on certain engagements and otherwise grow its business. Client dissatisfaction or performance problems at a single acquired company could have an adverse effect on the reputation of the Company as a whole, and this could result in increased difficulty in marketing services or acquiring companies in the future. In addition, the Company cannot be certain that the acquired companies will operate profitably. There are other risks with acquisitions. These include diversion of management attention, potential loss of key clients or personnel, risks associated with unanticipated problems, liabilities or contingencies and risks of entering markets in which the Company has limited or no direct expertise. The occurrence of some or all of the events could have a material adverse effect on the business, operating results and financial condition.

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


THE COMPANY'S BUSINESS DEPENDS SUBSTANTIALLY ON THE DEFENSE INDUSTRY

     Approximately 40% of the Company's revenues were derived from the proposal management services of SM&A for the second quarter ended June 30, 2001. In addition, a significant portion of the Government Services Group's revenues, approximately 60%, are derived from contracts or subcontracts with the U.S. Government. For the foreseeable future, the Company expects that the percentage of revenues attributable to such contracts will continue to be substantial. U.S. Government expenditures for defense products may decline in the future with such reductions having an effect on the Company's clients or, indirectly, on the Company. A number of trends may contribute to such a decline, including:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


     o large weapon systems being replaced with smaller, more precise high technology systems;

     o multiple procurements for similar weapons being consolidated into joint service procurements, such as the Joint Strike Fighter program;

     o threat scenarios evolving away from global conflicts to regional conflicts;

     o the continuing draw down of U.S. military forces in response to the end of the Cold War; and

     o reductions or delays in procurements by the new U.S. Government administration.

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


THERE ARE RISKS ASSOCIATED WITH GOVERNMENT CONTRACTING

     The Company is subject to risks associated with compliance with governmental regulations, both directly and through government-contractor clients. The fines and penalties which could result from noncompliance with appropriate standards and regulations, or a client's suspension or disbarment from the bidding process for future government contracts could have a material adverse effect on the Company's business, operating results and financial condition. The Company is in the process of integrating the businesses it acquired in 1998, 1999 and 2000 and has not yet put in place all systems and procedures required for the satisfactory compliance with all government regulations. If the Company cannot comply with all government reporting and compliance it may be subject to fines, penalties or the loss of the ability to retain government contract work.

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

     In addition, a significant portion of the Company's revenues is derived from contracts or subcontracts with the U.S. Government. The Company's services are performed pursuant to the following types of contracts:

     o    cost reimbursable;

     o    time-and-materials; and

     o    fixed-price contracts and subcontracts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


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

     Under certain circumstances, the U.S. Government can suspend or bar individuals or firms from obtaining future contracts with the U.S. Government for specified periods of time. Any such suspension or disbarment of the Company or of its major clients could have a material adverse effect upon the Company. The Company's books and records are subject to annual audit by the Defense Contract Audit Agency, which can result in adjustments to contract costs and fees. If any costs are improperly allocated to a contract, such costs are not reimbursable and, if already reimbursed, will require the Company to refund such amounts to the government. If improper or illegal activities are discovered in the course of any audits or investigations, the contractor may also be subject to various civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. If the Company becomes subject to penalties or sanctions, such penalties or sanctions could have a material adverse effect on our business, financial condition and results of operations. As of the date hereof, the government has not completed its audit of the Company's books and records for 1998, 1999 and 2000.

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

THE COMPANY RELIES HEAVILY UPON ITS KEY EMPLOYEES

     The Company's success is highly dependent upon the efforts, abilities, business generation capabilities and project execution of its executive officers, in particular those of Steven S. Myers, President, Chief Executive Officer and Chairman of the Board. The loss of the services of Mr. Myers for any reason could materially and adversely affect the Company's business, operating results and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY

     The Company may experience significant fluctuations in future quarterly operating results due to a number of factors, including the size, timing and duration of client engagements.


THE STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY

     The Company's common stock was first publicly traded on January 29, 1998 after the Company's initial public offering at $12.00 per share. Between January 29, 1998 and June 30, 2001, the closing sale price has ranged from a low of $0.75 per share to a high of $31.13 per share. The market price of the Company's common stock could continue to fluctuate substantially due to a variety of factors, including:

     o    quarterly fluctuations in results of operations;

     o adverse circumstances affecting the introduction or market acceptance of new services offered by the Company;

     o    announcements of new services by competitors;

     o    loss of key employees;

     o changes in the regulatory environment or market conditions affecting the defense and aerospace industry;

     o    changes in earnings estimates and ratings by analysts;

     o lack of market liquidity resulting from a relatively small amount of public stock float;

     o    changes in generally accepted accounting principles;

     o    sales of common stock by existing holders;

     o    the announcement and market acceptance of proposed acquisitions; and

     o financial performance for any period, resulting in the violation of debt covenants with any of the Company's lenders which they are not willing to amend or waive and subsequent loss of available bank lines for working capital.

PRINCIPAL SHAREHOLDER HAS SIGNIFICANT CONTROL OVER THE COMPANY

     Steven S. Myers, President, Chief Executive Officer and Chairman of the Board, beneficially owns or controls approximately 38.68% of the Company's outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company and may adversely affect the voting or other rights of other holders of common stock. The Company's board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


LOSS OF LIQUIDITY

     The Company has a revolving credit commitment with three major banks. The commitment expires January 31, 2002. There is risk that the Company may violate covenants associated with this commitment which would result in the loss of the Company's ability to borrow under the revolving credit agreement. There are no assurances that the Company will be able to refinance the current commitment by January 31, 2002.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rate risk.

     The interest rate the Company pays on its revolving line of credit is subject to interest rate risk as it bears interest at the prevailing prime rate plus 1%. The Company's long-term debt instruments carry fixed interest rates. The Company estimates that a 10% increase in interest rates on the revolving line of credit would result in a decrease in reported net income of approximately $103,000 annually, based on the Company's current level of borrowing.

     On May 12, 2000, the Company entered into an interest rate swap agreement whereby it pays a fixed rate of interest of 7.5225% on $20 million, and receives a variable rate of interest based on one-month LIBOR. The Company estimates that a 10% decrease in LIBOR would decrease reported net income by approximately $81,000 annually.

     This interest rate sensitivity analyses disregards the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Amended and Restated Employee Stock Purchase Plan. In 1999, the Company adopted an Employee Stock Purchase Plan (the "ESPP") with an initial allocation of 250,000 shares. In September 2000, an additional 500,000 shares were allocated to the ESPP. The Board of Directors approved an additional 200,000 shares subject to shareholder approval at the June 2001 annual shareholder meeting. The ESPP allows employees of the Company to purchase common stock, through bi-weekly payroll deductions, at a 15% discount. Employee contributions to the ESPP are limited to 15% of the employee's annual compensation. Through the quarter ended June 30, 2001, approximately 808,321 shares of Common Stock have been purchased of the 950,000 shareholder approved shares reserved for issuance under the ESPP.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)       The Annual Meeting of Shareholders was held on June 6, 2001.

     (b)       Elected Directors

               Steven S. Myers, J. Christopher Lewis, Albert S. Nagy, Luther J. Nussbaum, and John R. Woodhull.

     (c)(i)    Election of five directors as follows:

                                       For           Against    Abstain
                                       ---           -------    -------
               Steven S. Myers         16,746,241    0          777,939
               J. Christopher Lewis    17,307,552    0          216,628
               Albert S. Nagy          16,770,632    0          753,548
               Luther J. Nussbaum      17,297,781    0          226,399
               John R. Woodhull        17,300,152    0          224,028

     (c)(ii) To approve an amendment to the Company's Bylaws to increase the authorized number of directors to a minimum of five (5) and a maximum of nine
(9):

               For:  17,365,929      Against:  94,273     Abstain:  63,978

     (c)(iii) To approve an amendment to the Company's Amended 1997 Stock Option Plan:

               For:  12,596,368      Against:  470,254    Abstain:  70,033
               Broker-Non Vote:  4,387,525

     (c)(iv) To approve an amendment to the Company's Amended and Restated Stock Purchase Plan, to increase the number of shares of common stock available under the Restated Stock Purchase Plan to 950,000 shares:

               For:  12,959,571      Against:  112,144    Abstain:  64,940
               Broker-Non Vote:  4,387,525

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

    10.16 Asset Purchase Agreement dated January 11, 2001, by and between Emergent Information Technologies, Inc., and Lynch & Company, Inc.*

    10.17 Asset Sale and Purchase Agreement dated March 23, 2001, by and between Emergent Information Technologies, Inc., and ICCE Technologies, Inc.*

-----------------

*Filed herewith.

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

     On May 23, 2001, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the resignation of Mr. Vincent
C. Smith as a member of the Company's Board of Directors. On May 4, 2001, The Company received by mail, a letter of resignation of Mr. Smith. The letter stated that Mr. Smith's resignation was effective April 27, 2001. Mr. Smith previously had indicated that he would not stand for re-election to the Board at the annual meeting of shareholders of June 6, 2001, because of the Company's shift away from commercial software product development. To the Company's knowledge, neither Mr. Smith's decision not to stand for re-election nor his resignation prior to the annual meeting arise out of any disagreement with the Company or its management regarding the Company's operations, policies or practices.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EMERGENT INFORMATION TECHNOLOGIES, INC.


                                         By: /s/ CATHY L. WOOD
                                             -----------------------------------
Dated:  August 14, 2001                          Cathy L. Wood
                                                 Chief Financial Officer and
                                                 Secretary
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

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

    10.16 Asset Purchase Agreement dated January 11, 2001, by and between Emergent Information Technologies, Inc., and Lynch & Company, Inc.*

    10.17 Asset Sale and Purchase Agreement dated March 23, 2001, by and between Emergent Information Technologies, Inc., and ICCE Technologies, Inc.*

-----------------

*Filed herewith.