Form 10-Q
period 2001-09-30
EMERGENT INFORMATION TECHNOLOGIES INC
filed 2001-11-19
CIK 1050031

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2001

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of November 14, 2001 19,175,787 shares of the Company's common stock, no par value, were outstanding.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES


                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of September 30, 2001
          (unaudited) and December 31, 2000.........................................    3
         Condensed Consolidated Statements of Operations for the three and nine
           months ended September 30, 2001 and 2000 (unaudited).....................    4
         Condensed Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2001 and 2000 (unaudited)..................................    5
         Notes to Condensed Consolidated Financial Statements (unaudited)........... 6-10
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations...............................................................11-18
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................   19

                                 PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................   20
Item 2.  Changes in Securities and Use of Proceeds..................................   20
Item 3.  Defaults Upon Senior Securities............................................   20
Item 4.  Submission of Matters to a Vote of Security Holders........................   20
Item 5.  Other Information..........................................................   20
Item 6.  Exhibits and Reports on Form 8-K...........................................21-23

Signature..........................................................................    24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                              September 30,   December 31,
                                                                  2001           2000
                                                              -------------   ------------
                                                               (unaudited)
                            ASSETS

Current assets:
  Cash and cash equivalents..................................   $  1,454       $  1,548
  Accounts receivable, net...................................     10,203          8,337
  Prepaid income taxes.......................................      2,497          3,784
  Current deferred income tax................................        359             14
  Prepaid expenses and other assets..........................        594            871
  Net assets of discontinued operations, Emergent-East.......     29,111         51,321
                                                                --------       --------
        Total current assets.................................     44,218         65,875
  Property and equipment, net................................        554            701
  Deferred income taxes......................................      1,309             --
  Other assets...............................................        120            648
                                                                --------       --------
                                                                $ 46,201       $ 67,224
                                                                ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable....................................   $    851       $  1,110
   Accrued compensation and related benefits.................      3,192          3,640
   Accrued expenses..........................................      1,556            341
   Income taxes payable......................................        777             --
   Revolving line of credit..................................     10,373         15,123
   Net liabilities of discontinued operations,
     Emergent-Central........................................      1,222          2,334
                                                                --------       --------
        Total current liabilities............................     17,971         22,548
   Long-term debt, net of discount of $3,097 and $3,490 at
   September 30, 2001 and December 31, 2000, respectively....     21,903         21,510
   Interest rate swap, at fair value.........................      2,087             --
   Other liabilities.........................................        349            256
                                                                --------       --------
                                                                $ 42,310       $ 44,314
Commitments and contingencies
Shareholders' equity:
  Common stock...............................................        192            187
  Additional paid-in capital.................................     48,486         48,076
  Accumulated deficit........................................    (44,787)       (25,353)
                                                                --------       --------
        Total shareholders' equity...........................      3,891         22,910
                                                                --------       --------
                                                                $ 46,201       $ 67,224
                                                                ========       ========


     See accompanying notes to condensed consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                     -----------------------       -----------------------
                                                       2001           2000           2001           2000
                                                     --------       --------       --------       --------

Net revenue......................................    $ 11,391       $  9,168       $ 33,927       $ 27,735
Cost of revenue..................................       6,844          4,966         19,748         15,232
                                                     --------       --------       --------       --------
   Gross margin..................................       4,547          4,202         14,179         12,503
Selling, general and administrative expenses.....       2,837          3,587          8,826         10,300
                                                     --------       --------       --------       --------
   Operating income..............................       1,710            615          5,353          2,203
Interest and other expense, net..................         333            132          1,216            249
Unrealized loss on interest rate swap............         690             --            974             --
                                                     --------       --------       --------       --------
Income from continuing operations before income
   taxes.........................................         687            483          3,163          1,954
Income taxes.....................................         227            198          1,231            801
                                                     --------       --------       --------       --------
Income from continuing operations................         460            285          1,932          1,153
                                                     --------       --------       --------       --------

Discontinued operations:
Loss from operations of discontinued
   businesses, net of income taxes...............      (4,706)          (561)        (6,267)        (1,720)
Losses on disposal of discontinued businesses,
   net of income taxes...........................     (14,431)       (30,607)       (14,431)       (30,607)
                                                     --------       --------       --------       --------
Loss from discontinued operations................     (19,137)       (31,168)       (20,698)       (32,327)
                                                     --------       --------       --------       --------

Cumulative effect of adoption of FASB
   Statement No. 133, net of income taxes........          --             --           (668)            --
                                                     --------       --------       --------       --------
Net loss.........................................    $(18,677)      $(30,883)      $(19,434)      $(31,174)
                                                     ========       ========       ========       ========
Income (loss) per share:
   Income from continuing operations.............    $   0.02       $   0.02       $   0.11       $   0.08
   Loss from operations of discontinued
      businesses, net of income taxes............       (0.25)         (0.03)         (0.33)         (0.11)
   Loss on disposal of discontinued businesses,
      net of income taxes........................       (0.75)         (1.88)         (0.76)         (1.89)
   Cumulative effect of accounting change, net
      of income taxes............................          --             --          (0.04)            --
                                                     --------       --------       --------       --------
Net loss per share...............................    $  (0.98)      $  (1.89)      $  (1.02)      $  (1.92)
                                                     ========       ========       ========       ========
Income (loss) per share - assuming dilution:

   Income from continuing operations.............    $   0.02       $   0.02       $   0.11       $   0.07
   Loss from operations of discontinued
      businesses, net of income taxes............       (0.25)         (0.04)         (0.33)         (0.11)
   Loss on disposal of discontinued businesses,
      net of income taxes........................       (0.75)         (1.87)         (0.76)         (1.87)
   Cumulative effect of accounting change, net
      of income taxes............................          --             --          (0.04)            --
                                                     --------       --------       --------       --------
Net loss per share...............................    $  (0.98)      $  (1.89)      $  (1.02)      $  (1.91)
                                                     ========       ========       ========       ========

Shares used in the computation of income
  (loss) per share:

   Basic.........................................      19,137         16,324         18,993         16,235
   Diluted.......................................      19,152         16,348         19,027         16,408



     See accompanying notes to condensed consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   Nine Months
                                                                                Ended September 30,
                                                                              -----------------------
                                                                                2001           2000
                                                                              --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................................      $(19,434)      $(31,174)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
  Loss from discontinued operations, net of income taxes ...............        20,698         32,327
  Cumulative effect of adoption of FASB Statement No. 133, net of
    income taxes .......................................................           668             --
  Loss on change in fair value of interest rate swap ...................           974             --
  Amortization of discount on long-term debt ...........................           393             --
  Depreciation and amortization ........................................           193             48
  Deferred income taxes ................................................        (1,209)          (107)
  Changes in operating assets and liabilities:
    Accounts receivable, net ...........................................        (1,866)          (298)
    Prepaid and accrued income taxes ...................................         2,063         (1,217)
    Prepaid expenses and other assets ..................................           365           (413)
    Trade accounts payable and accrued expenses ........................          (259)           454
    Accrued compensation and related benefits ..........................          (448)           162
    Other liabilities ..................................................         1,309           (150)
                                                                              --------       --------
      Net cash provided by (used in) operating activities ..............         3,447           (368)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ....................................           (47)            --
Disposal of property and equipment .....................................           440             --
Acquisitions, net of cash acquired .....................................            --        (13,726)
Repayments from shareholders ...........................................            --          1,744
                                                                              --------       --------
      Net cash provided by (used in) investing activities ..............           393        (11,982)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility .......................................        (4,750)            --
Borrowings under credit facility .......................................            --         11,106
Proceeds from issuance of common stock .................................           415             --
                                                                              --------       --------
      Net cash provided by (used in) financing activities ..............        (4,335)        11,106
                                                                              --------       --------

      Decrease in cash and cash equivalents from continuing operations .          (495)        (1,244)
      Cash provided by discontinued operations .........................           401            957
                                                                              --------       --------
      Net decrease in cash and cash equivalents ........................           (94)          (287)
Cash and cash equivalents at beginning of period .......................         1,548            900
                                                                              --------       --------
Cash and cash equivalents at end of period .............................      $  1,454       $    613
                                                                              ========       ========
SUPPLEMENTAL INFORMATION--CASH PAID (RECEIVED) FOR:
Interest ...............................................................         3,183          2,689
Income taxes ...........................................................        (5,114)           953



     See accompanying notes to condensed consolidated financial statements.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         For the Three and Nine Months Ended September 30, 2001 and 2000


NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

        The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of Emergent Information Technologies, Inc. and its wholly owned subsidiaries (collectively, the "Company") at September 30, 2001 the consolidated results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. All intercompany accounts and transactions have been eliminated.

        It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

        The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2001.

        Certain amounts in the unaudited condensed consolidated financial statements for prior periods have been reclassified to conform to the current period's presentation.

        DISCONTINUED OPERATIONS

        On November 19, 2001, the Company entered into an agreement to sell the stock of Emergent-East, a business segment of the Company (see Note 3), to an unrelated third party. Accordingly, this segment has been presented as a discontinued operation for all periods presented in the accompanying condensed consolidated financial statements. As a result, the Company's continuing operations consist of a single business segment, which assists clients with the procurement of government and commercial contracts.

        RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations ("Statement No. 141"), and No. 142, Goodwill and Other Intangible Assets ("Statement No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statement Nos. 141 and 142. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. The adoption of Statement Nos. 141 and 142 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144). Under Statement No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be, or have been, eliminated from the ongoing operation of the component. The Company is required to adopt Statement No. 144 in the first quarter of 2002 and is currently assessing the financial statement impact, if any, of adoption.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

         For the Three and Nine Months Ended September 30, 2001 and 2000



NOTE 2. NET INCOME (LOSS) PER SHARE

        The following table illustrates the number of shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                                        Three Months Ended       Nine Months Ended
                                                           September 30,           September 30,
                                                        ------------------      ------------------
                                                         2001        2000        2001        2000
                                                        ------      ------      ------      ------

Denominator for basic income (loss) per common
  share-weighted average shares outstanding during
  the period .....................................      19,137      16,324      18,993      16,235
Incremental common shares attributable to dilutive
  outstanding stock options ......................          15          24          34         173
                                                        ------      ------      ------      ------
Denominator for diluted income (loss) per common
  share ..........................................      19,152      16,348      19,027      16,408
                                                        ======      ======      ======      ======


NOTE 3. DISCONTINUED OPERATIONS

        On November 19, 2001, the Company entered into an agreement to sell the Company's interest in the common stock of Emergent-East (also known as Government Services Group), a provider of system engineering, scientific research, program management and technical support services. This business segment, formed in 2000, was developed from the acquisitions of Decision-Science Applications ("DSA"), Space Applications Corporation ("SAC"), System Simulations Solutions ("S3I") and Kapos Associates Inc., ("KAI"). The sale, expected to close in the fourth quarter of 2001, will be made to an independent third party for approximately $38 million. Accordingly, the operating results of Emergent-East, including provisions for estimated losses during the period from October 1, 2001 through the estimated closing date, facility lease costs and other costs expected to be incurred in connection with the sale, have been accrued for as of September 30, 2001. Estimated expenses and operating losses from the measurement date through the anticipated date of disposal amounted to $13.7 million, net of income taxes of $2.0 million.

        On August 2, 2000, the Company's Board of Directors adopted a plan to discontinue the operations of Emergent-Central, a business segment of the Company formed in 1999. Accordingly, the operating results of Emergent Central, including provisions for estimated losses during the phase-out period, facility lease costs and other shut down expenses expected to be incurred in connection with the disposal, have been accrued as of September 30, 2000. Expenses and operating losses from the measurement date, including the writeoff of the segment's assets, through the closing date of disposal amounted to $3.4 million.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

         For the Three and Nine Months Ended September 30, 2001 and 2000


        In the third quarter of 2001, the Company re-evaluated its estimated costs to complete the shut down and recorded an additional accrual of $770,000, net of tax of $379,000.

        Following is summary financial information for the Company's discontinued operations:

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                               -----------------------       -----------------------
                                                                 2001           2000           2001           2000
                                                               --------       --------       --------       --------

Revenue:
    Emergent-Central ....................................      $     --       $     --       $     --       $  1,464
    Emergent-East .......................................        15,095         18,478         49,663         62,419
                                                               --------       --------       --------       --------
        Total ...........................................      $ 15,095       $ 18,478       $ 49,663       $ 63,883
                                                               ========       ========       ========       ========

Income (loss) from operations of discontinued businesses:
    Emergent-Central ....................................      $     --       $ (1,525)      $     --       $ (9,293)
    Emergent-East .......................................        (7,024)         1,072         (9,637)         7,134
                                                               --------       --------       --------       --------
Loss before income taxes ................................        (7,024)          (453)        (9,637)        (2,159)
Income tax (expense) benefit ............................         2,318           (108)         3,370            439
                                                               --------       --------       --------       --------
    Loss from operations of discontinued businesses .....      $ (4,706)      $   (561)      $ (6,267)      $ (1,720)
                                                               ========       ========       ========       ========

Loss on disposal of discontinued businesses:
    Emergent-Central ....................................      $ (1,149)      $(34,116)      $ (1,149)      $(34,116)
    Emergent-East .......................................       (15,692)            --        (15,692)            --
                                                               --------       --------       --------       --------
Loss on disposal of discontinued businesses before
   income taxes .........................................       (16,841)       (34,116)       (16,841)       (34,116)
Income tax benefit ......................................         2,410          3,509          2,410          3,509
                                                               --------       --------       --------       --------
    Loss from disposal of discontinued businesses .......      $(14,431)      $(30,607)      $(14,431)      $(30,607)
                                                               ========       ========       ========       ========


        The net assets and liabilities of the discontinued businesses consisted of the following at September 30, 2001:

                                                            East        Central
                                                           -------      -------

Cash ................................................      $    87      $    --
Accounts receivable .................................       13,776           --
Property and equipment ..............................        3,035           --
Goodwill and other intangibles ......................       32,671           --
Other ...............................................        2,461           --
                                                           -------      -------
    Total assets of discontinued operations .........       52,030           --

Accounts payable ....................................          718           --
Accrued compensation and related benefits ...........        3,813           --
Accrued expenses and other liabilities ..............        2,696           --
Reserves related to disposal of discontinued
  businesses ........................................       15,692        1,222
                                                           -------      -------
    Total liabilities of discontinued operations ....       22,919        1,222
                                                           -------      -------
Net assets (liabilities) of discontinued operations .      $29,111      $(1,222)
                                                           =======      =======

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

         For the Three and Nine Months Ended September 30, 2001 and 2000



NOTE 4. REVOLVING LINE OF CREDIT

        The Company entered into a Second Amended and Restated Credit and Security Agreement (the "Senior Facility"), dated December 29, 2000, by and among the Company and its existing lending group, whereby the Amended and Restated Credit Agreement dated June 7, 1999 (the "Original Facility") was amended and restated to provide in part for an extension of the maturity date to January 31, 2002, to reset financial covenants, to reduce the existing revolving loan lending commitments to $22,700,000, and to permit the subordinated indebtedness discussed in Note 5. Borrowings bear interest at the bank's prime rate plus 1% (7% at September 30, 2001). The Senior Facility is secured by a lien on all of the assets of the Company and its subsidiaries. Terms of the Agreement require the Company to reduce the $22,700,000 in borrowing availability under the Senior Facility to no more than $18,700,000 by the end of 2001. At September 30, 2001, outstanding borrowings under the Senior Facility totaled $10,373,000.

        As of September 30, 2001, the Company was not in compliance with certain of its financial covenants. The Company has obtained waivers from the lenders that waive the non-compliance. In the case of the Senior Facility through December 14, 2001, and in the case of the Subordinated Debt Agreement, until the Company reports its fourth quarter results. As of September 30, 2001, the Company had $7,561,939 available under the Senior Facility.

        On May 12, 2000 the Company entered into an interest rate swap agreement to manage its interest rate risk exposure. The agreement requires the Company to pay a fixed rate of 7.5225% on $20 million and in turn receive a variable rate of interest of one-month LIBOR. The agreement expires on June 1, 2004.

        In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities (Statement No. 133)". The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133 as of January 1, 2001 resulted in the cumulative effect of an accounting change of $668,000, net of tax benefit of $445,000, being recognized as expense in the statement of operations.

        During the three and nine months ended September 30, 2001, the Company recognized a loss of $690,000 and $974,000, respectively, related to the change in the fair value of the interest rate swap.

            EMERGENT INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

         For the Three and Nine Months Ended September 30, 2001 and 2000



NOTE 5. LONG-TERM DEBT

        The Company entered into a Note and Stock Purchase Agreement (the "Subordinated Debt Agreement") dated December 29, 2000 with various investors (the "Purchasers"). In consideration of a $25,000,000 investment, the Company issued to the Purchasers (i) 13% Senior Subordinated Notes due in 2005 in the aggregate principal amount of $25,000,000 (the "Notes"), and (ii) 2,250,000 shares of the common stock of the Company ("Common Stock") with a fair value of $1,968,750. The Subordinated Debt Agreement contains financial and other covenants, and requires payment of a premium if the Notes are prepaid within three years of the Closing (including a reduced premium if repayment occurs in connection with a change of control of the Company). As of September 30, 2001, the Company was not in compliance with certain of the financial covenants contained in the Subordinated Debt Agreement. The Company has obtained a waiver from the Purchasers through the date the Company reports its fourth quarter results. The Notes are not secured.

        The value of the Common Stock issued and related financing costs of $3.5 million have been reflected as a discount on the Notes and are being amortized over the term of the Notes. Interest expense related to the amortization of the discount totaled $161,000 and $393,000 in the three and nine months ended September 30, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        From time to time, the Company, through its management, may make forward-looking public statements, such as statements concerning expected future revenue or earnings or concerning projected plans, performance, contract procurement as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in press releases or informal statements made with the approval of an authorized executive officer. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

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

        The Company will not undertake and specifically declines any obligation to publicly release any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events which may cause management to re-evaluate such forward-looking statements.

        In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

        RECENT EVENTS

        Discontinued Operations. On November 19, 2001, the Company entered into a Stock Purchase and Sale Agreement with L-3 Communications Corporation, pursuant to which L-3 agreed to acquire the stock of the Company's Emergent-East subsidiary for $38 million, subject to certain adjustments. The Company expects the transaction to close in the fourth quarter of 2001. Emergent-East provides system engineering, scientific research, program management and technical support services. Accordingly, the operating results of Emergent-East, including provisions for estimated losses during the period from October 1, 2001 through the estimated closing date, facility lease costs and other costs expected to be incurred in connection with the sale, have been accrued for as of September 30, 2001. Estimated expenses and operating losses from the measurement date through the anticipated date of disposal amounted to $13.7 million, net of income taxes of $2.0 million.

        On August 2, 2000, the Company's Board of Directors adopted a plan to discontinue the operations of Emergent-Central, a business segment of the Company formed in 1999, developed from the acquisitions of SIS and a portion of DSA. Accordingly, the operating results of Emergent-Central, including provisions for estimated losses during the phase-out period, facility lease costs and other shut down expenses expected to be incurred in connection with the disposal, have been accrued as of September 30, 2000. Expenses and operating losses from the measurement date, including the write-off of the segment's assets, through the closing date of disposal amounted to $3.4 million. In the third quarter of 2001, the Company re-evaluated its estimated costs to complete the shut down and recorded an additional accrual of $770,000, net of tax of $379,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


        Following is summary financial information for the Company's discontinued operations:

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                               -----------------------       -----------------------
                                                                 2001           2000           2001           2000
                                                               --------       --------       --------       --------

Revenue:
    Emergent-Central ....................................      $     --       $     --       $     --       $  1,464
    Emergent-East .......................................        15,095         18,478         49,663         62,419
                                                               --------       --------       --------       --------
        Total ...........................................      $ 15,095       $ 18,478       $ 49,663       $ 63,883
                                                               ========       ========       ========       ========

Income (loss) from operations of discontinued businesses:
    Emergent-Central ....................................      $     --       $ (1,525)      $     --       $ (9,293)
    Emergent-East .......................................        (7,024)         1,072         (9,637)         7,134
                                                               --------       --------       --------       --------
Loss before income taxes ................................        (7,024)          (453)        (9,637)        (2,159)
Income tax (expense)  benefit ...........................         2,318           (108)         3,370            439
                                                               --------       --------       --------       --------
    Loss from operations of discontinued businesses .....      $ (4,706)      $   (561)      $ (6,267)      $ (1,720)
                                                               ========       ========       ========       ========

Loss on disposal of discontinued businesses:
    Emergent-Central ....................................      $ (1,149)      $(34,116)      $ (1,149)      $(34,116)
    Emergent-East .......................................       (15,692)            --        (15,692)            --
                                                               --------       --------       --------       --------
Loss on disposal of discontinued businesses before
  income taxes ..........................................       (16,841)       (34,116)       (16,841)       (34,116)
Income tax benefit ......................................         2,410          3,509          2,410          3,509
                                                               --------       --------       --------       --------
    Loss from disposal of discontinued businesses .......      $(14,431)      $(30,607)      $(14,431)      $(30,607)
                                                               ========       ========       ========       ========


        The net assets and liabilities of the discontinued businesses consisted of the following at September 30, 2001:

                                                            East        Central
                                                           -------      -------

Cash ................................................      $    87      $    --
Accounts receivable .................................       13,776           --
Property and equipment ..............................        3,035           --
Goodwill and other intangibles ......................       32,671           --
Other ...............................................        2,461           --
                                                           -------      -------
    Total assets of discontinued operations .........       52,030           --

Accounts payable ....................................          718           --
Accrued compensation and related benefits ...........        3,813           --
Accrued expenses and other liabilities ..............        2,696           --
Reserves related to disposal of discontinued
  businesses ........................................       15,692        1,222
                                                           -------      -------
    Total liabilities of discontinued operations ....       22,919        1,222
                                                           -------      -------
Net assets (liabilities) of discontinued operations .      $29,111      $(1,222)
                                                           =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)




                        RESULTS OF CONTINUING OPERATIONS

        Following the closure of Emergent-Central and the disposal of Emergent-East, the continuing operations of the Company consist of Steven Myers & Associates, Inc., (SM&A). SM&A is a provider of integrated proposal management services through a proprietary proposal management strategy and process. In conjunction with this process, SM&A typically assumes a leadership role and places dedicated teams at client facilities to manage all aspects of the competitive proposal development process. SM&A also leverages its success in winning business for its clients and its involvement in the project life cycle to extend its services beyond proposal development to SM&A's comprehensive capabilities in the areas of information technology services, systems engineering program integration, and other technical areas. SM&A has been expanding its management consulting practice with both traditional aerospace and defense as well as non-aerospace customers.

        The following table sets forth certain historical operating results as a percentage of net revenue for the periods noted.

                                                   Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                  --------------------        --------------------
                                                   2001          2000          2001          2000
                                                  ------        ------        ------        ------

Net revenue ................................         100%          100%          100%          100%
Cost of revenue ............................       (60.1)        (54.2)        (58.2)        (54.9)
                                                  ------        ------        ------        ------
   Gross margin ............................        39.9          45.8          41.8          45.1
Selling, general and administrative expenses        24.9          39.1          26.0          37.1
                                                  ------        ------        ------        ------
Operating income ...........................        15.0           6.7          15.8           8.0
                                                  ======        ======        ======        ======
Income from continuing operations ..........         4.0           3.1           5.7           4.2
Loss from operations of discontinued
  businesses ...............................       (41.3)         (6.1)        (18.5)         (6.2)
Loss on disposal of discontinued businesses       (126.7)       (333.9)        (42.5)       (110.4)
Cumulative effect of accounting change .....          --            --          (2.0)           --
                                                  ------        ------        ------        ------
Net loss ...................................      (164.0)       (336.9)        (57.3)       (112.4)
                                                  ======        ======        ======        ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

        Revenue. Revenue increased $2.2 million, or 24.3% to $11.4 million for the three months ended September 30, 2001 compared to $9.2 million for three months ended September 30, 2000. The increase is primarily the result of an increase in revenue of $3.9 million from the commercial services group. This increase was offset by a decrease in proposal management revenue related to lower procurement activities attributable to the new administration's defense budget being approved later than expected.

        Gross Margin. Gross margin increased $0.3 million, or 8.2%, to $4.5 million, for the three months ended September 30, 2001 as compared to $4.2 million for the three months ended September 30, 2000. As a percentage of revenue, gross margin decreased to 39.9% compared to 45.8% for the prior year period. The increase in gross margin is a result of increased revenue in the commercial services group, while the reduction in the gross margin percentage net reflects the lower margins generated by that group.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.8 million, or 20.9%, to $2.8 million for the three months ended September 30, 2001, as compared to the corresponding period of the prior year. As a percentage of revenue, selling, general and administrative expenses decreased to 24.9% for the three months ended September 30, 2001, as compared to 39.1% for the prior year period. The decrease is the result of the Company's continued cost reduction efforts offset by increased expenses for personnel in the commercial services group to support the expected increase in revenue from the Joint Strike Fighter ("JSF") program.

        Operating Income. Operating income was $1.7 million for the three months ended September 30, 2001 compared to $0.6 million for the three months ended September 30, 2000, an increase of $1.1 million. As a percentage of revenue, operating income increased to 15.0% for the three months ended September 30, 2001 from 6.7% in the prior year. Operating income increased due to the increased revenue and the decreased Selling, General and Administrative Expenses, as discussed above.

        Interest and Other Expense, Net. Interest and other expense, net, was $0.3 million for the three months ended September 30, 2001 compared to $0.1 million for the three months ended September 30, 2000. The increase primarily results from increased interest expense of $0.4 million caused by a higher level of debt at higher interest rates.

        Unrealized Loss on Interest Rate Swap. A loss of $0.7 million resulted from the change in the fair value of the Company's interest rate swap agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000


        Revenue. Revenue increased $6.2 million, or 22.3% to $33.9 million for the nine months ended September 30, 2001 compared to $27.7 million for the nine months ended September 30, 2000. The increase is primarily the result of an increase in revenue of $11.5 million from the commercial services group. This increase was offset by a decrease in proposal management revenue related to lower procurement activities attributable to the new administration's defense budget being approved later than expected.

        Gross Margin. Gross margin increased $1.7 million, or 13.4%, to $14.2 million, for the nine months ended September 30, 2001 as compared to $12.5 million for the nine months ended September 30, 2000. As a percentage of net revenue, gross margin decreased to 41.8% compared to 45.1% for the prior year period. The increase in gross margin is a result of increased revenue in the commercial services group, while the reduction in the gross margin percentage net reflects the lower margins generated by that group.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.5 million, or 14.3%, to $8.8 million for the nine months ended September 30, 2001, as compared to $10.3 million for the nine months ended September 30, 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 26.0% for nine months ended September 30, 2001, as compared to 37.1% for the prior year period. The decrease is the result of the Company's continued cost reduction efforts offset by increased expenses for personnel in the commercial services group to support the expected increase in revenue from the Joint Strike Fighter ("JSF") program.

        Operating Income. Operating income was $5.4 million for the nine months ended September 30, 2001 compared to $2.2 million for the nine months ended September 30, 2000, an increase of $3.2 million. As a percentage of net revenue, operating income increased to 15.8% for nine months ended September 30, 2001 from 8.0% in the prior year. Operating income increased due to the increased revenue and the decreased selling, general and administrative expenses, as discussed above.

        Interest and Other Expense, Net. Interest and other expense, net was $1.2 million for the nine months ended September 30, 2001 compared to $.2 million for the nine months ended September 30, 2000. The increase primarily results from increased interest expense of $1.3 million caused by a higher level of debt at higher interest rates.

        Unrealized Loss on Interest Rate Swap. A loss of $1.0 million resulted from a change in the fair value of the Company's interest rate swap agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


                         LIQUIDITY AND CAPITAL RESOURCES

        Net Cash Provided by Operating Activities. For the nine months ended September 30, 2001, net cash provided by operating activities of $3.4 million reflected the Company's income from continuing operations, plus charges for depreciation, amortization and other non-cash items and a decrease in working capital.

        Cash Provided by Investing Activities. For the nine months ended September 30, 2001, net cash provided by investing activities was $0.4 million which primarily related to proceeds from the disposal of certain property and equipment.

        Net Cash Used in Financing Activities. For the nine months ended September 30, 2001, net cash of $4.3 million was used by financing activities primarily for repayments made under the Company's credit facility, net of proceed from the issuance of common stock (under Employee Stock Purchase Plan).

        Debt and Liquidity. The Company entered into a Second Amended and Restated Credit and Security Agreement (the "Senior Facility"), dated December 29, 2000, by and among the Company and its existing lending group, whereby the Amended and Restated Credit Agreement dated June 7, 1999 (the "Original Facility") was amended and restated to provide in part for an extension of the maturity date to January 31, 2002, to reset financial covenants, to reduce the existing revolving loan lending commitments to $22,700,000, and to permit the subordinated indebtedness discussed below. Borrowings bear interest at the bank's prime rate plus 1% (7% at September 30, 2001). The Senior Facility is secured by a lien on all of the assets of the Company and its subsidiaries. Terms of the Agreement require the Company to reduce the $22,700,000 in borrowing availability under the Senior Facility to no more than $18,700,000 by the end of 2001. At September 30, 2001, outstanding borrowings under the Senior Facility totaled $10,373,000.

        The Company has also entered into a Note and Stock Purchase Agreement (the "Subordinated Debt Agreement") dated December 29, 2000 with various investors (the "Purchasers"). In consideration of a $25,000,000 investment, the Company issued to the Purchasers (i) 13% Senior Subordinated Notes due in 2005 in the aggregate principal amount of $25,000,000 (the "Notes"), and (ii) 2,250,000 shares of the common stock of the Company ("Common Stock") with a fair value of $1,968,750. The Subordinated Debt Agreement contains financial and other covenants and requires payment of a premium if the Notes are prepaid within three years of the Closing (including a reduced premium if repayment occurs in connection with a change of control of the Company). The Notes are not secured.

        At September 30, 2001, the Company was not in compliance with certain financial covenants under the Senior Facility and the Subordinated Debt Agreement. The Company has obtained waivers from the lenders that waive the non-compliance. In the case of the Senior Facility through December 14, 2001, and in the case of the Subordinated Debt Agreement, until the Company reports its fourth quarter results.

        Management expects to complete the sale of Emergent-East in the fourth quarter of 2001 and to use the proceeds from the sale to pay off the outstanding balance on the Senior Facility and the Subordinated Debt Agreement. The Company believes that it will have sufficient working capital from the cash proceeds of the sale and cash generated from operations to fund operations for at least the next twelve months. In addition, the Company is in the process of securing a working capital line of credit to provide additional liquidity to fund anticipated revenue growth in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



                                  RISK FACTORS

THE COMPANY'S BUSINESS DEPENDS SUBSTANTIALLY ON THE DEFENSE INDUSTRY

        The proposal management business of SM&A depends substantially on U.S. Government expenditures for defense products. Any decline in the future defense expenditures could effect the opportunities available to the Company's clients and, indirectly, on the Company. A number of trends may contribute to such a decline, including:

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

THE COMPANY RELIES ON A RELATIVELY LIMITED NUMBER OF CLIENTS

        The Company derives a significant portion of revenue from continuing operations from a relatively limited number of clients. Clients typically retain the Company's services as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate the engagement at any time without a significant penalty. Moreover, there can be no assurance that existing clients will continue to engage the Company for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect the Company's business, financial condition and results of operations. In addition, the level of services required by an individual client may diminish over the life of the relationship, and there can be no assurance the Company will be successful in establishing relationships with new clients as this occurs.

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

THE COMPANY RELIES HEAVILY UPON ITS KEY EMPLOYEES

        The Company's success is highly dependent upon the efforts, abilities, and business generation capabilities and project execution of its executive officers, in particular those of Steven S. Myers, President, Chief Executive Officer and Chairman of the Board. The loss of the services of Mr. Myers for any reason could materially and adversely affect the Company's business, operating results and financial condition.

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

THE STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY

         The Company's common stock was first publicly traded on January 29, 1998 after the Company's initial public offering at $12.00 per share. Between January 29, 1998 and September 30, 2001, the closing sale price has ranged from a low of $0.75 per share to a high of $31.13 per share. The market price of the Company's common stock could continue to fluctuate substantially due to a variety of factors, including:

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

        - the announcement and market acceptance of proposed acquisitions and dispositions; and

        - financial performance for any period, resulting in the violation of debt covenants with any of the Company's lenders which they are not willing to amend or waive and subsequent loss of available bank lines for working capital.

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

        The interest rate the Company pays on its revolving line of credit is subject to interest rate risk as it bears interest at the prevailing prime rate plus 1%. The Company's long-term debt instruments carry fixed interest rates. The Company estimates that a 10% increase in interest rates on the revolving line of credit would result in a decrease in reported net income of approximately $78,000 annually, based on the Company's current level of borrowing.

        On May 12, 2000, the Company entered into an interest rate swap agreement whereby it pays a fixed rate of interest of 7.5225% on $20 million, and receives a variable rate of interest based on one-month LIBOR. The Company estimates that a 10% decrease in LIBOR would decrease reported net income by approximately $72,000 annually.

        This interest rate sensitivity analyses disregards the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not Applicable.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Amended and Restated Employee Stock Purchase Plan. Through the quarter ended September 30, 2001, approximately 808,321 shares of Common Stock have been purchased of the 950,000 available shares reserved for issuance under the ESPP.

    Amended and Restated Employee Stock Option Plan. The Company's Common Stock was listed for trading on the Nasdaq Stock Market from the date of the Company's initial public offering of common stock until May 30, 2000 during which time period the Options granted pursuant to the Company's Amended and Restated 1997 Stock Option Plan (the "Plan") and shares of Common Stock to be issued pursuant to the exercise of such Options were exempt from qualification under the Corporate Securities Law of 1968 because they were considered "covered securities" as that term is defined under Section 18 of the Securities Act of 1933 (the "NMS Exemption"). However, as of May 30, 2000, the Company's Common Stock became listed on the Nasdaq SmallCap Market and the NMS Exemption no longer applied. As a result, the Company filed an application with the State of California Department of Corporations for qualification of the securities. On July 27, 2001, the Department of Corporations granted such qualification. Two additional states required qualification of the Plan, that being Arizona and Maryland. The Company acquired acceptance from both states on August 6, 2001 and August 8, 2001, respectively.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.


ITEM 5. OTHER INFORMATION

    Recent Events. On November 19, 2001, the Company entered into a Stock Purchase and Sale Agreement with L-3 Communications Corporation, pursuant to which L-3 agreed to acquire the stock of the Company's Emergent-East subsidiary for $38 million, subject to certain adjustments. The Company expects the transaction to close in the fourth quarter of 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits (numbered in accordance with item 601 of Regulation S-K).


                        EXHIBITS AND REPORTS ON FORM 8-K

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

                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.
-----------

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

   10.1 Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement (filed on Company's Current Report on Form 10-K filed on April 17, 2001 as Exhibit 10.1 and incorporated herein by reference).

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

                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.
-----------

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

   10.16 Asset Purchase Agreement dated January 11, 2001, by and between Emergent Information Technologies, Inc., and Lynch & Company, Inc.. (filed on August 14, 2001 as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

   10.17 Asset Sale and Purchase Agreement dated March 23, 2001, by and between Emergent Information Technologies, Inc., and ICCE Technologies, Inc. (filed on August 14, 2001 as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

*Filed herewith.

(b) Reports on Form 8-K

Not Applicable.

                                    SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EMERGENT INFORMATION TECHNOLOGIES, INC.


                                    By:            /s/  CATHY L. WOOD
                                           -------------------------------------
Dated:  November 19, 2001                               Cathy L. Wood
                                           Chief Financial Officer and Secretary
                                               (Principal Accounting Officer)