Form 10-K
period 2001-12-31
SM&A
filed 2002-03-15
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23585

SM&A

(Formerly Emergent Information Technologies, Inc.)
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0080929 (I.R.S. Employer Identification No.)

4695 MacArthur Court, 8th Floor, Newport Beach, California 92660
 (Address of principal executive offices) (Zip Code)

(949) 975-1550
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
 (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     As of March 5, 2002, 19,360,680 shares of the Registrant’s common stock, no par value (“Common Stock”), were outstanding. The aggregate market value of shares of Common Stock held by non-affiliates, based upon the closing sale price of the stock on the Nasdaq Small Cap Market on March 5, 2002, was approximately $27,230,000. (1)

     Part III of this document incorporates certain information by reference from the Definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for June 5, 2002.

1.	For purposes of this report, in addition to those shareholders who fall within the definition of “affiliate” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s Common Stock are deemed to be affiliates.

FORM 10-K
For the Year Ended December 31, 2001

PART I

ITEM 1— BUSINESS

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements.”

Overview — Development of Business

     SM&A, formerly Emergent Information Technologies, Inc., was founded in 1982. After sixteen years of consistent revenue and profit growth, we completed an initial public offering in January 1998 and embarked on an acquisition program to broaden our service and product offerings. From 1998 through 2000, we made five acquisitions which ultimately increased our revenue by a factor of three to a high of approximately $120 million. These acquisitions, together with our core business were organized into three distinct operating groups: (1) SM&A, our heritage proposal management business, (2) Central operations, which was a commercial software development business primarily for the telecommunications industry; and (3) East or the Government Services Group (Emergent-East), which was primarily a provider of consulting and engineering services to various U.S. Government agencies. In August 2000, due to capital constraints and the slow down in telecommunications industry, the operations of Central were discontinued, and its business elements put up for sale. Those business elements were subsequently sold, liquidated or shut down.

     In 2001, we continued to be highly leveraged due to the costs incurred in completing the five acquisitions, and the investments made during 1999 in Central’s commercial software development efforts. We determined in August 2001 that the high leverage and resulting interest expense prevented us from investing in either the growth of SM&A or Emergent-East. Subsequently, we determined that the sale of Emergent-East would provide us with sufficient funds to repay the debt in full and allow us to invest in our core business, SM&A. We also determined the market for the sale of Emergent-East was favorable due to the forecasted increase in government spending and the general increase in the interest of both commercial and government contractors to grow their government business through acquisitions.

     On November 19, 2001, we signed a definitive agreement with L-3 Communications (“L-3”) to sell Emergent-East. On November 30, 2001, we closed the transaction for $39.8 million in cash. There may be future adjustments to the purchase price as described in the stock purchase and sale agreement with L-3. With the completion of the sale to L-3, we retired our debt and began focusing on being a comprehensive provider of high-end management consulting and competitive strategy consulting services, integrated proposal management services, and program support services. We deliver our services to a diverse range of clients, including aerospace and defense contractors, information technology firms, and others. As used herein, “SM&A,” “we,” “our” and similar terms include SM&A and subsidiaries, unless the context indicates otherwise.

Business Strategy

     We provide our clients with a full array of services that range from strategic consulting and proposal management support to program management, systems engineering and other high value technical support services. The skills required to identify, win, and execute new business can be seen as a spectrum. We provide proven expertise across the entirety of that spectrum:

•	Management consulting services to help our clients identify business opportunities (government and commercial, domestic and international) and prepare to win them;

•	Proposal management services, i.e., business capture leadership services to help our clients formulate and prepare competitive bids — we believe we are the largest provider of such services in the world, having supported more than 500 proposals worth more than $185 billion since 1982, winning 85% of the value of the contracts awarded; and

•	Program support services to assist our clients in completing complex management, systems engineering, and project integration tasks, especially during the early stages of a contract.

     We provide integrated proposal management services through proprietary proposal management strategies and processes. In conjunction with these processes, we typically assume a leadership role and place dedicated teams at client facilities to manage all aspects of the competitive proposal development effort. We supported more than $29.5 billion in new contract awards and $24.9 billion proposal wins for our clients during 2001, including one of history’s largest ever defense procurements—the Joint Strike Fighter, won by our client Lockheed Martin in October 2001. The combination of our win rate and reputation has contributed to our dominant market share of proposal management services outsourced by government contractors while also capturing an increasing amount of business from firms interested in winning commercial work.

     We see ourselves as Success Makers. We help our clients identify, win, and execute new business. Our success in winning business for our clients has provided us with exceptional access to corporate decision makers, often allowing us to extend our services beyond proposal development and to deliver program support services such as program management, systems engineering, and other related high value technical services.

Markets

     We assist companies seeking to identify, win and execute new business. Our core service is helping clients win contracts, which represented about two-thirds of our revenue in 2001. Our major clients’ core businesses are in providing various defense and aerospace goods and services to the federal government (representing about two-thirds of our proposal management activity). Our reputation in the market is based on our ability to help our clients win consistently. This reputation for winning provides us with an opportunity to provide new and existing clients with services beyond proposal management. We anticipate significant revenue growth in the years to come from management consulting and program execution support services provided to both existing and new clients in a wide array of industries.

     We provide our clients with a full service strategic consulting and proposal management capability. The need for this specialized capability can be found wherever companies have a requirement to produce a competitive proposal in response to a request for proposal from a corporate, federal, state, local or international entity. We have also been marketing to, with increasing success, companies pursuing non-federal business, but the largest single portion of our business is still derived from supporting companies engaged in the pursuit of competitively-awarded federal contracts. Furthermore, the largest share of the work we perform for our clients is in support of winning and executing Department of Defense programs.

     Companies competing for large government and commercial contracts often seek the assistance of an outside firm of experts that can manage the proposal process and maximize the company’s prospects of winning new business. In addition, companies interested in penetrating new markets or consolidating existing markets will often retain the services of firms capable of conducting unbiased research and providing clear advice about needed investments or restructuring, unencumbered by internal corporate expectations, or preconceived notions.

     We estimate the annual market for SM&A’s proposal management services to be approximately $220 million in 2002, of which $66 million is readily addressable within our current business model, the management of responses to mainly Federal proposals larger than $50 million. It is important to note that the figure of $66 million represents only the core of our proposal management business and that this number is not a value for the total market for outsourced proposal management services, which is much larger, but rather an estimate of the market we currently service. Unlike traditional measures of market share, within this market, each company that decides to compete for a contract could engage the services of an outside company. However, we could only support a single competitor at a time.

We believe the growth of the market for proposal management is dependent on a number of factors, including but not limited to:

An Increase in the Defense Spending Budget. The defense budget is growing in some areas as the need for modernization of aging equipment becomes more pressing, and America’s War on Terrorism continues. The latter factor will drive defense spending for the foreseeable future. Furthermore, while defense spending appears likely to increase for the next few years, it is important to understand the distinction between spending on ongoing operations and spending on new systems and research and development — the former type of spending is not as beneficial to SM&A as it does not generally result in new competitive procurements.

An Increase in the Importance of Proposal Management Services. We believe that various factors in the aerospace and defense industries are contributing to an increased need to win projects. The ongoing consolidation activity in these industries has resulted in fewer, larger firms as well as an increased disparity between the resources of these larger firms and the remaining relatively smaller firms. The large consolidated firms are more motivated to win programs to support their operations and the smaller firms have an even greater need to access the resources necessary to compete with larger firms for programs. The U.S. Government has also conducted a number of “winner-take-all” competitions in which the government chose a single winner from two or more large aerospace suppliers that had historically supplied the products or services. The winners received multi-billion dollar contracts while the losers were either allocated a program sub-contract or required to shut down their production facilities and re-assign or lay off several thousand workers. Consequently, proposal management services and a winning outcome have become increasingly crucial to all competitors.

A Decrease in Internal Competitive Proposal Capabilities of Client Community. We believe that the internal proposal capabilities of the clients that we have targeted for selling services to has decreased over the last several years due to fiscal pressures exerted on these companies. This trend is expected to continue and create additional opportunities for proposal related services as our business expansion efforts allow us to reach them.

Expansion into Supporting Traditional Management Consulting Companies. We are expanding our proposal management services to support traditional management consulting companies and state and local municipalities. In addition, we have always provided management consulting services to our traditional customers by performing market research, management studies and other services. We believe that our reputation and market access will continue to offer an avenue to increase this area of service.

     The market for management consulting, competitive strategy, and program support services is much larger than the proposal management market, depending on how broadly we want to pursue that market by competing with the more established firms in the field.

     We have provided management consulting and competitive strategy services for years as part of our proposal management services offering. We have recently begun to offer these services separately in response to client requests. While this market is an outgrowth of the proposal management market, as it matures it may begin to compete with other larger and well-established management consulting services companies for a market that ranges into the billions of dollars annually.

     Similarly, we offer program support services as a direct result of client requests to provide such services in the mid-1990s. The size of this market is in the billions of dollars annually, much of it in support of Department of Defense (DoD) prime contractors executing research, development, testing and evaluation (RDT&E) contracts. According to DOD, in FY 2000, the top 100 DoD contractors performed $82.5 billion worth of work for the DoD, of which $14 billion was in support of RDT&E programs (see: www.defenselink.mil/pubs/almanac). Typically, prime contractors subcontract between 40-70% of the work share on such efforts. NASA, the Department of Energy and large federal and state information technology programs provided added value to this market numbering in the billions of dollars annually.

     One prime entry point into these markets is through established clients with whom we have built a solid relationship based on winning important programs and trust. Several times a year we help our clients win new business. This often provides us with an opportunity to grow a successful business relationship from delivering proposal support services to delivering a wider range of services for our clients.

     For example, we assisted Lockheed Martin Corporation in its award of the Joint Strike Fighter Contract in October 2001 and The Boeing Company in its successful win of the National Missile Defense — Lead System Integrator program in 1998. In both cases, our close working relationship with key client leaders in developing program strategies led directly to SM&A being awarded follow-on contract work for both program support services and management consulting and competitive strategy services. Supporting our clients’ efforts on these two programs of national importance may account for up to half of our revenue in 2002.

     Strong client relations developed and maintained through program support, management consulting, and competitive strategy services also enhance our ability to provide proposal management services to our clients.

     We believe we can successfully compete in these markets by using our reputation for winning to access potential clients, then provide those clients with a wide range of services based on our experienced work force, disciplined processes, and understanding of complex systems.

     Supporting Proposals in Response to Federal Procurements. The federal government spent approximately $230 billion in fiscal year 2001 to acquire goods and services, of which approximately two-thirds was spent by the Department of Defense. Of the remaining third, a significant portion was spent on information technology goods and services (this accounts for SM&A’s client, Accenture Ltd. rising to become our fourth largest proposal management client in 2001). In fiscal year 2002 and 2003, due to the Bush Administration’s spending priorities and the reaction to the September 11th attack on America, Department of Defense spending will likely increase substantially. Much of this procurement spending is awarded competitively. Companies generally spend from one-half to two percent of the expected value of a contract to prepare their proposals. Therefore, a company may spend from $500,000 to $2 million to prepare a proposal for a program valued at $100 million. Federal law and policy encourages this spending and allows companies to seek reimbursement for these expenses. Some portion of the money spent to bid on a program is often outsourced and it is this outsourcing for proposal services that represents the majority of our traditional source of revenue.

     Supporting Proposals in Response to State and Local Procurements. State and local governments procured approximately $400 billion of goods and services in 2001. State and local service-based projects are generally smaller and less complex than federal ones, thus making the potential market for SM&A’s services smaller in the state and local market than in the federal market. As with non-DoD federal procurements, the larger and more complex state and local procurements often involve information technology (we have provided significant support to our client, Accenture Ltd. in assisting the creation of their proposals for state and local government contracts).

     Supporting Proposals in Response to International Government Procurements. Large international competitions, especially for defense goods among America’s allies, are, in many ways, structured similarly to procurements managed by the U.S. Department of Defense. We have enjoyed a significant degree of success and involvement with these overseas competitions over the years, especially with our established client base.

     Supporting Proposals in Response to Corporate Procurements. We believe that large and technically complex corporate procurements have increasingly used a formal request for proposal rather than relationship selling to aid in determining the winning bidder. The processes and tools we developed for helping clients win government contracts is largely applicable in this market too.

     Providing Management Consulting and Competitive Strategy Services. As part of our support to clients in leading the development of a competitive proposal, we have usually provided competitive strategy services and often management consulting services as well. In 2001, we began an effort to offer these services apart from our proposal services, leveraging our reputation with our clients and within the industry to develop a new business area. We deliver these services with a mix of existing employees as well as independent contractors who are often senior, highly experienced or specialized experts.

     Providing Program Support Services. The access to key industry decision makers provided by the successful conclusion of a proposal often gives us the ability to provide program execution services to our clients. The early stages of a large or complex program are often the most critical. Our familiarity with the program, developed during the proposal phase, often compels our clients to hire us to ensure a rapid and successful program start. Services provided include systems engineering, program management, and project integration.

Proposal Management

     Proposal Management. Proposal management involves assisting clients with winning government and commercial contracts. The highest profile example of this in 2001 was our proposal management support to the successful Lockheed Martin Corporation Joint Strike Fighter team. This support stretched over a period of six years and involved 21 SM&A employees at its peak. Since 1982, we have supported 526 proposals worth more than $185 billion, winning 84.9% of the value of the contracts awarded. The process by which we manage a proposal can be divided into three phases: the pursuit phase, the proposal phase, and the evaluation phase.

The Pursuit Phase. Our team assists the client in the creation of a winning strategy that leads to the selection of sub-contractors, an investment plan, a technical baseline, and a program implementation plan. We often advise or coordinate the marketing campaign as well. At the appropriate time, we assemble a team of proposal specialists at the client’s site, typically deploying a proposal manager, proposal section leaders, specialists well-versed in the new management processes required by the government, and production specialists who are experts in the new forms of electronic proposals often required by a government acquisition agency.

The Proposal Phase. Our team manages a client team, typically 50 to 200 engineers, information technology specialists and managers, providing full time, hands-on execution of the process from strategy formulation, through all phases of proposal preparation and review, to the post-submittal responses to the government’s questions. The proposal process typically requires three to twelve months of intense activity at the client’s site. Our team manages a process that starts with an analysis of the government’s request for proposal and results in the creation of a series of proposal documents, each following our proprietary template. These templates guide the team in developing the key success factors, which typically consist of the most cost-effective technical solution to meet the government’s needs and a low-risk program plan that will deliver the product on time and within budget. Following our page-by-page quality review, the proposal is submitted and, if required, an oral presentation is made. We create the materials (technical charts, videos, models) for the oral presentations, which are becoming more common. Various forms of electronically formatted proposal content are becoming an increasingly larger component of the delivered work product.

The Evaluation Phase. After the proposal is submitted, the proposal team’s interaction with the U.S. Government is a critical part of our winning process. Many teams submit their proposals and then key personnel are reassigned on other projects. Conversely, in proposals managed by us, the core team is maintained to answer formal questions from the government, and prepare the best and final offer. Another area of our action during the government’s proposal evaluation period is working with the client’s team in preparation for winning the award. Many proposals include a very aggressive start-up phase that requires the delivery of significant products within the first 30 to 60 days after the contract award. We provide management support, program planners and schedulers, systems engineers and other specialists to assist the client’s team to meet early post-award commitments.

Program Support Services

     Program Support Services. Program support services provide our clients with experienced leaders and subject matter (domain) experts. We fill difficult-to-place positions rapidly, improving our client’s program execution by supporting their ability to stay on schedule and on budget. Since past performance, i.e., a company’s contract performance, is a large part of the graded score in competitive federal procurements, our clients especially value our support in this area. Some notable examples of SM&A program execution services in 2001 are: our support to Raytheon Company for the Kill Vehicle on the National Missile Defense program; our ongoing assistance to The Boeing Company in support of its National Missile Defense — Lead System Integrator responsibilities; and our growing support to Lockheed Martin Corporation in service of its Joint Strike Fighter program.

Program Management. Our cadre of experienced executives and program managers assist our clients in executing critical portions of their contract work. This assistance can take the form of interim management, an Integrated Product Team leader, or a sub-leader. In most cases, our leadership serves as a bridge until our client can find the appropriate person to lead the effort internally. In some cases, we are engaged as a subcontractor to provide management assistance for more extended periods of time.

Systems Engineering. Our systems engineering work in support of program execution assists our clients in defining the work that must be done to meet a given program’s objectives. The first step formally defines the top-level program objectives including mission requirements, annual and total budget, and the schedule for each major program milestone and then communicates them to each engineering, information technology and management department. The systems engineers perform trade studies and analyses to objectively evaluate the cost, schedule, risk and likely performance of alternative solutions. The systems engineers then manage the top-level program requirements database. As the program evolves from design through development, test and production phases, they constantly evaluate the work of the program’s design and test groups to be certain that these top-level requirements are being met.

Program Integration. Concurrent with our delivery of systems engineering in support of program execution, we provide our program integration functions. We do this work to ensure that a given program has been meticulously planned and that the program team follows the plan. Our program integration effort is critical to the financial success of our client. The work has an initial phase in which the program to be accomplished is defined in detail. This includes the detailed description of all tasks to be completed by all of the participants over the life of the program, the scheduling of these tasks, the sizing of each task and the definition of the relationship among the tasks. This information is maintained by the program integration team in an electronic and, sometimes, web-enabled format easily accessible to the management team. After the definition work is completed, the program integration staff focuses on the execution of the program in which the status of each task is constantly evaluated and reported to management, including the government project office, the likely attainment of future milestones is predicted, and the program risks are constantly re-evaluated to allow proactive management decisions to mitigate risk.

Management Consulting and Competitive Strategy Services

     Management Consulting and Competitive Strategy Services. Always provided as part of SM&A’s comprehensive proposal management services, management consulting and competitive strategy services were formally offered as stand-alone services for the first time in 2001. Several clients have used our services to aid in their determination of a business case for a particular procurement or project. After assisting our client in the bid/no-bid process, if the determination is made to bid for a program, then that client is more inclined to use our proposal management services, having already seen the value SM&A brings to the process. The value we bring to our clients is primarily through experienced senior executives who improve our client’s ability to define, frame, and solve the right problem using a disciplined process to complete client tasks. The management consulting work we perform includes: interim management, business and marketing plans, and research (such as market research, market trend analysis, risk analysis, case studies, policy analysis, “What if” scenarios, M&A research support and market penetration studies). Competitive strategy services include: Business development mentoring, strategy formulation, process mentoring, and proposal special teams (such as Strategy, Black Hat, Price-to-Win/Cost as an Independent Variable analysis, Program Architecture and Review teams).

Sales and Marketing

     We market our services directly to senior executives of major corporations. We employ a variety of business development and marketing techniques to communicate directly with current and prospective clients, including making on-site presentations, trade advertising in trade publications, attending industry seminars featuring presentations by our personnel, attending trade shows and authoring articles and other publications about the industry and our methodologies, processes and technologies.

     A significant portion of new business arises from prior client engagements. Clients frequently expand the scope of engagements during delivery to add complementary activities. Also, our on-site presence affords our team the opportunity to become aware of, and to help define, additional project opportunities as they are identified by the client. The strong client relationships arising out of many engagements facilitate our ability to market additional services to our clients in the future. In addition, our senior management team is actively involved in meeting with companies that have not yet engaged SM&A, and newly appointed senior managers in current clients who might not be thoroughly knowledgeable of our previous assistance to them.

Clients

     We provide our high-end systems engineering and integrated proposal management services to numerous Fortune 100 clients. Our largest clients by percent of revenue received for the year ended December 31, 2001 were:

Lockheed Martin	30%
Raytheon	28
Boeing	16
Accenture	8
General Dynamics	6
Northrup Grumman	6
TRW	3

97%

     This revenue is a result of various engagements by several business units of these companies. Although such business units are affiliated with the parent entities, our experience indicates that particular engagements are subject to the discretion of each individual business unit.

Backlog

     Our backlog represents an estimate of the remaining future revenue from existing signed contracts and letters of intent concerning contracts that have been awarded but in some cases not yet signed. The backlog estimates include revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable. Historically, SM&A has had a small backlog in comparison to annual revenue as proposal support contracts can develop with little advance notice and usually run less than six months.

     At December 31, 2001, our backlog was approximately $29 million. Our engagements are terminable at will and no assurance can be given that we will receive any of the fees associated with the backlog described above.

Competition

     In each of our markets, we have able competitors, which differ depending upon the characteristics of the customer including size, geographic location, and computing environment. Many established competitors in the management consulting services and program execution support services market have greater marketing, technical, and financial resources than ours, and there can be no assurance that we will be able to continue to compete successfully with existing or new competitors. We also compete with our client’s internal organizations.

     Proposal Management Services. The market for proposal management services in the procurement of government and commercial contracts for aerospace and defense work is a niche market with a number of competitors. We are the largest provider of such services and principally compete with numerous smaller proposal management companies in this highly specialized industry. Shipley Associates is our largest competitor. We also compete with some of our client’s internal proposal development resources. A number of SM&A’s clients maintain internal business acquisition teams that are designed to handle the procurement of government contracts. The number of such in-house departments has been decreasing in recent years and, therefore, these clients have a limited ability to react to sudden increases in procurement activity.

     Program Support Services. The program management, systems engineering and program integration markets are highly competitive and include a large number of highly capable firms in the United States with internal resources of the larger prime contractors being the primary competition. The market is also highly fragmented. We, however, have found increasing opportunities to work with clients who have previously retained us for proposal management services.

     Management Consulting Services. This market is highly competitive and includes a number of capable and established companies, both larger and smaller than SM&A. We view ourselves as having a competitive advantage in some portions of this market within the defense and aerospace industry as well as within certain areas of expertise such as business development, risk analysis, and systems engineering.

     Principal Competitive Factors in Professional Services. We believe the principal competitive factors in the professional services market include in priority order: industry and program knowledge, rapidly deployable skilled personnel, responsiveness, reputation and price.

     Proposal management competitive factors are similar but in a different priority, they include: reputation, the level of experience and skill of staff professionals, industry expertise, quality of service, responsiveness, and procurement success rate. The need to provide efficient and cost-effective service is of even greater importance where the cost of proposal development is likely to be a larger percentage of the contract amount than with a large program.

Development of New Services or Techniques

     To meet changing client needs and expectations, primarily the need to reduce unneeded bid and proposal costs caused by the co-location of proposal teams (including teammates), SM&A began developing software tools to both automate its proposal development process and to allow for virtual team collocation using the Internet. These tools were developed in-house with employees augmented by consultants in 2001. This effort resulted in two proprietary products (SM&A ® PDWorkBench™ and SM&A ® ToolKit™) that improve the efficiency of our deployed proposal teams and increase our competitive dominance.

Employees

     As of March 1, 2002, we had approximately 250 employees. Some 85% of the employees are proposal management, management consulting, and program support professionals, 5% are business development and marketing professionals and the remaining 10% are involved in enterprise management, including finance, management information systems, human resources and other administrative professionals. We believe that our success depends significantly upon attracting, retaining and motivating talented, innovative and experienced professionals. For this reason, our employees are comprised of experienced program managers, engineers and skilled technicians, tested in some of the largest and most complex military, commercial and government programs of the past 30 years. The typical employee has more than 20 years of applicable experience in industry, government and/or the military and a majority of our employees possess advanced degrees in science, engineering or information technology fields.

     We have a training and recruitment program to help acquire and ensure retention of high quality personnel and to enable us to respond to expanding customer needs. The performance of each SM&A employee is continuously evaluated both by the team with whom the employee is working and by the client who has engaged us. Our executives are always on call to discuss any and all personnel issues. We have maintained the highest standards of performance to ensure client satisfaction. We also attract and motivate our professional and administrative staff by offering competitive packages of base salary and incentive compensation and benefits.

     Our employees are not represented by any labor union and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating our business and prospects.

Our business depends substantially on the defense industry.

     Our proposal management business depends substantially on U.S. Government expenditures for defense products. Any decline in the future defense procurement expenditures could effect the opportunities available to our clients and, indirectly, us. A number of factors could contribute to such a decline in opportunities, including:

•	Large weapon systems being replaced with smaller, more precise high technology systems;

•	Multiple procurements for similar weapons being consolidated into joint service procurements, such as the Joint Strike Fighter program;

•	Threat scenarios evolving away from global conflicts to regional conflicts; and

•	Spending for ongoing operations, such as the War on Terrorism, crowding out spending for procurement of new systems and research and development spending.

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

We rely on a relatively limited number of clients.

     We derive a significant portion of revenue from continuing operations from a relatively limited number of clients. In 2001, our seven largest customers accounted for 97% of our revenue from continuing operations. Clients typically retain our services as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate the engagement at any time without a significant penalty. Moreover, there can be no assurance that existing clients will continue to engage us for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect our business, financial condition and results of operations. In addition, the level of services required by an individual client may diminish over the life of the relationship, and there can be no assurance we will be successful in establishing relationships with new clients as this occurs.

The markets in which we operate are highly competitive.

     The market for proposal management services in the procurement of government and commercial contracts for aerospace and defense work is a niche market with a number of competitors. We are the largest provider of such services and principally compete with numerous smaller proposal management companies in this highly specialized industry. We also compete with some of our clients’ internal proposal development resources. Our competitors could erode our current market share and such a reduction could materially and adversely affect our business, operating results and financial condition.

We rely heavily upon our key employees.

     Our success is highly dependent upon the efforts, abilities, and business generation capabilities and project execution of our executive officers, in particular those of Steven S. Myers, Chief Executive Officer and Chairman of the Board, Thomas J. Amrhein,

President — Operations Management, and Cathy L. Wood, Chief Financial Officer — Enterprise Management. The loss of the services of these key individuals for any reason could materially and adversely affect our business, operating results and financial condition.

     Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled professionals. The loss of some or a significant number of our professionals or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on us, including our ability to obtain and successfully complete important engagements and thus maintain or increase our revenue. Qualified consultants are in great demand, particularly in high technology and communications, and are likely to remain a limited resource for the foreseeable future.

Quarterly results may fluctuate.

     We may experience fluctuations in future quarterly operating results due to a number of factors, including the size, timing and duration of client engagements.

Our stock price is subject to significant volatility.

     Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and December 31, 2001, the closing sale price has ranged from a low of $0.75 per share to a high of $31.13 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	Quarterly fluctuations in results of operations;

•	Adverse circumstances affecting the introduction, or market acceptance of new services we offer;

•	Announcements of new services by competitors;

•	Loss of key employees;

•	Changes in the regulatory environment or market conditions affecting the defense and aerospace industry;

•	Changes in earnings estimates and ratings by analysts;

•	Lack of market liquidity resulting from a relatively small amount of public stock float;

•	Changes in generally accepted accounting principles;

•	Sales of common stock by existing holders;

•	The announcement and market acceptance of proposed acquisitions and dispositions; and

•	Financial performance for any period resulting in the violation of debt covenants with any of our lenders which they are not willing to amend or waive and the subsequent loss of available bank lines for working capital.

Principal shareholder has significant control.

     Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owns or controls approximately 39% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions. Our board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

Loss of Liquidity.

     We have a revolving credit agreement with a bank, which expires April 30, 2003. If we are unable to satisfy financial and other covenants associated with this commitment, adverse action by the lender could result in the loss of our ability to borrow under the revolving credit agreement. If, as a result, we cannot fund our working capital needs, the effect would be materially adverse to our business.

ITEM 2—PROPERTIES

     We do not own any real estate. We lease our principal corporate offices adjacent to the Orange County Airport in Newport Beach, California. We have approximately 19,500 square feet of office space in this location. We believe our offices are adequate for our present and anticipated near-term needs.

ITEM 3—LEGAL PROCEEDINGS

     We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending litigation proceedings to which we are a party or to which any of our property is subject.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range Of Common Stock

     On May 30, 2000 our Common stock began trading on the Nasdaq Small Cap Market under the symbol “EITI” following notification from Nasdaq that we did not comply with the requirements for continued listing on the Nasdaq National Market. On January 29, 2002, we changed our name to SM&A and our symbol to “WINS”.

     The following table sets forth, for the quarters indicated, the high and low closing sale prices as reported on Nasdaq .

	2001		2000

	High	Low	High	Low

First Quarter Ending March 31	$1.75	$1.00	$5.25	$5.06
Second Quarter Ending June 30	$1.39	$1.22	$2.50	$2.13
Third Quarter Ending September 30	$1.49	$0.90	$1.71	$1.25
Fourth Quarter Ending December 31	$3.00	$2.30	$1.00	$0.75

     As of March 5, 2002, there were approximately 2,100 registered holders of our outstanding shares of common stock. The closing sale price of our common stock on the Nasdaq Small Cap Market on March 5, 2002 was $2.80 per share.

Dividends

     Since January 1, 2000, we have not declared or paid cash dividends to holders of our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, capital requirements, our general financial condition and restrictions contained in our financing agreements. In addition, our revolving credit agreement restricts our ability to pay dividends on our common stock.

Recent Sales of Unregistered Securities

     None.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and the information contained herein in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Historical results are not necessarily indicative of future results.

	Years Ended December 31,

	2001	2000	1999	1998	1997(1)

		(in thousands, except per share data)
Consolidated Statements of Operations Data (2):
Revenue	$46,407	$37,506	$38,135	$39,594	$36,962
Gross margin	19,360	16,815	16,423	17,940	16,433
Operating income	7,347	4,073	8,035	10,629	8,249
Interest expense (income), net	1,909	328	972	(1,296)	292
Unrealized loss on interest rate swap	673	—	—	—	—
Income from continuing operations	2,849	2,209	4,168	7,044	4,774
Gain (loss) from discontinued operations	(21,897)	(32,572)	(158)	668	—
Cumulative effect of adoption of FASB Statement No. 133, net of tax	(668)	—	—	—	—
Net income (loss)	$(19,716)	$(30,363)	$4,010	$7,712	$4,774
Net income (loss) per share (3):
Income per share from continuing operations
Basic	$0.15	$0.14	$0.26	$0.45	$0.37
Diluted	$0.15	$0.13	$0.25	$0.44	$0.37
Income (loss) per share from discontinued operations
Basic	$(1.15)	$(1.99)	$(0.01)	$0.04	$—
Diluted	$(1.14)	$(1.96)	$(0.01)	$0.04	$—
Loss per share from cumulative effect of change in accounting principle
Basic	$(0.04)	$—	$—	$—	$—
Diluted	$(0.03)	$—	$—	$—	$—
Net income (loss) per share
Basic	$(1.04)	$(1.86)	$0.25	$0.49	$0.37
Diluted	$(1.03)	$(1.83)	$0.24	$0.48	$0.37
Shares used to calculate net income (loss) per share:
Basic	19,045	16,350	16,257	15,645	12,948
Diluted	19,219	16,579	16,431	15,984	12,948
Consolidated Balance Sheet Data:
Cash	$26,270	$1,548	$759	$112	$150
Working capital	4,479	43,327	5,603	7,980	101
Total assets	44,601	67,224	87,303	59,655	5,331
Long term debt, including current portion	22,420	21,766	29,017	11	7,729
Shareholders’ equity (deficit)	3,685	22,910	50,456	55,329	(6,328)

Footnotes
(1)	We were not a public company in 1997. Amounts reflect pro forma adjustments for provisions for federal and state income taxes as if we had been taxed as a C corporation at an assumed statutory rate of approximately 40% for 1997.

(2)	Loss from discontinued operations reflects the operations of Emergent-Central in 1999 and 2000 and Emergent-East in 2001. See Recent Events in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)	Net income (loss) per share was computed as explained in Note 1 to the Consolidated Financial Statements.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SM&A is a provider of integrated proposal management services through a proprietary proposal management strategy and process. In conjunction with this process, we typically assume a leadership role and place dedicated teams at client facilities to manage all aspects of the competitive proposal development process. We also leverage its success in winning business for our clients and our involvement in the project life cycle to extend our services beyond proposal development to our comprehensive capabilities in the areas of information technology services, systems engineering program integration, and other technical areas. SM&A has been expanding its management consulting practice with traditional aerospace and defense companies, as well as other commercial customers.

Forward-Looking Statements

     From time to time, we may make forward-looking public statements, such as statements concerning expected future revenue or earnings or concerning projected plans, performance, contract procurement as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases or in informal statements made with the approval of an authorized executive officer. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “projected,” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

     We wish to caution you not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. In addition, we wish to advise you that the factors listed below, as well as other factors not currently identified by management, could affect our financial or other performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement.

     We will not undertake and specifically decline any obligation to publicly release any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events which may cause us to re-evaluate such forward-looking statements.

     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made by or on behalf of us.

Recent Events

     Discontinued Operations. On November 19, 2001, we entered into a Stock Purchase and Sale Agreement with L-3 Communications Corporation, pursuant to which it agreed to acquire the stock of our Emergent-East subsidiary for $39.8 million, subject to certain adjustments. Emergent-East provided system engineering, scientific research, program management and technical support services. Accordingly, the operating results of Emergent-East, including provisions for estimated losses during the period from October 1, 2001 through the estimated closing date, facility lease costs and other costs expected to be incurred in connection with the sale, have been accrued for as of December 31, 2001. Estimated expenses and operating losses from the measurement date through the anticipated date of disposal amounted to $13.0 million, net of income taxes of $2.7 million. Included in the loss from disposal of discontinued operations in 2001 and 2000 is approximately $3.9 million and $1.7 million, respectively, of allocated interest expense. We allocated interest under the guidance of EITF 87-24, “Allocation of Interest to Discontinued Operations,” using net assets as the basis of the ratio.

     On August 2, 2000, our Board of Directors adopted a plan to discontinue the operations of Emergent-Central, a business segment we formed in 1999. Accordingly, the operating results of Emergent-Central, including provisions for estimated losses during the phase-out period, facility lease costs and other expenses expected to be incurred in connection with the disposal or sale, have been accrued in the year ended December 31, 2000. Expenses and operating losses from the measurement date, including the write-off of the segment’s assets, through the closing date of disposal or sale amounted to $34.1 million. During the year ended December 31, 2001, we re-evaluated our costs to complete the closure or sale and recorded an additional accrual of $949,000, net of income taxes of $200,000.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

     Following is summary financial information for our discontinued operations through the date of disposal:

	Years Ended December 31,

	2001	2000	1999

Revenue:
Emergent-Central	$—	$1,464	$11,210
Emergent-East	49,663	82,634	57,398

Total	$49,663	$84,098	$68,608

Income (loss) from operations of discontinued businesses:
Emergent-Central	$—	$(9,292)	$(4,959)
Emergent-East	(9,637)	6,717	4,635

Loss before income taxes	(9,637)	(2,575)	(324)
Income tax benefit	1,682	610	166

Loss from operations of discontinued businesses	$(7,955)	$(1,965)	$(158)

Loss on disposal of discontinued businesses:
Emergent-Central	$(1,149)	$(34,116)	$—
Emergent-East	(15,739)	—	—

Loss on disposal of discontinued businesses before income taxes	(16,888)	(34,116)	—
Income tax benefit	2,946	3,509	—

Loss from disposal of discontinued businesses	$(13,942)	$(30,607)	$—

     The liabilities of the discontinued businesses consisted of the following at December 31, 2001:

	East	Central	Total

Reserves related to disposal of discontinued businesses	$6,364	$1,119	$7,483

     Included in these amounts are reserves primarily for lease termination costs and contingent liabilities related to the sale of Emergent-East, and accruals for professional fees and employee compensation.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain historical operating results as a percentage of revenue:

	Years Ended December 31,

	2001	2000	1999

Revenue	100.0%	100.0%	100.0%
Cost of revenue	58.3	55.2	56.9

Gross margin	41.7	44.8	43.1
Selling, general and administrative expenses	25.9	34.0	22.0

Operating income	15.8	10.8	21.1
Income from continuing operations	6.1%	5.9%	10.9%

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

     The foregoing table and the fiscal year comparison that follows do not include the discontinued operations of Emergent-Central and Emergent-East.

Comparison of Fiscal Years Ended December 31, 2001, 2000 and 1999

     Revenue. We derive our revenue from the various consulting services that we provide: proposal management; program support services; management consulting; and competitive strategy services. Revenue increased $8.9 million, or 23.7% to $46.4 million for the year ended December 31, 2001 compared to $37.5 million for the year ended December 30, 2000. The increase is primarily the result of an increase in program support services. This increase was offset by a decrease in proposal management revenue related to a lower number of major procurements attributable to the new administration’s defense budget being approved later than expected. Revenue for 2000 decreased $0.6 million, or 1.6% compared to $38.1 million for 1999. The decrease resulted primarily from lower procurement levels in 2000.

     Gross Margin. Gross margin increased $2.5 million, or 15.1%, to $19.4 million, for the year ended December 31, 2001 as compared to $16.8 million for the year ended December 31, 2000. As a percentage of revenue, gross margin decreased to 41.7% compared to 44.8% for 2000. The increase in gross margin dollars is a result of increased revenue from program support services. However, such services carry lower margins than our other services resulting in a decrease in the gross margin percentage. Gross margin increased $0.4 million, or 2.4%, to $16.8 million, for 2000 as compared to $16.4 million for 1999. As a percentage of revenue, gross margin increased to 44.8% compared to 43.1% for the prior year period. The increase in gross margin as a percentage of revenue was attributed to the size, mix and pricing of contracts in 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses decreased $0.7 million, or 5.7%, to $12.0 million for the year ended December 31, 2001, as compared to $12.7 million for the year ended December 31, 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 25.9% for year ended December 31, 2001, as compared to 34.0% for the prior year period. The decrease is the result of reductions in executive personnel and general corporate overhead resulting from cost control initiatives implemented in December 2000. Selling, general and administrative expenses increased to $12.7 million in 2000, as compared to $8.4 million for 1999. As a percentage of revenue, selling, general and administrative expenses increased to 34.0% for 2000, as compared to 22.0% for 1999. This increase was the result of increases in executive personnel, consultants and a buildup in administrative staff, as compared to 1999.

     Operating Income. Operating income was $7.3 million for the year ended December 31, 2001 compared to $4.1 million for the year ended December 31, 2000, an increase of $3.2 million. As a percentage of revenue, operating income increased to 15.8% for the year ended December 31, 2001 from 10.8% in the prior year. Operating income increased due to the increased revenue and the decreased selling, general and administrative expenses, as discussed above. Operating income was $4.1 million for 2000 compared to $8.0 million for 1999, a decrease of $3.9 million. As a percentage of revenue, operating income decreased to 10.8% for 2000 from 21.1% for the prior year period, which is attributed to an increase in general and administrative costs during 2000.

     Interest Expense, net. Interest expense, net was $1.9 million for the year ended December 31, 2001 compared to $0.3 million, and $1.0 million for the years ended December 31, 2000 and 1999, respectively. The fluctuations primarily result from the related levels of debt for the respective years, the amortization of debt discount, and interest expense on our interest rate swap.

     Unrealized Loss on Interest Rate Swap. During 2001, we recognized a loss of $0.7 million resulting from changes in the fair value of its interest rate swap agreement. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for us). SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 requires that changes in the derivatives fair value be recognized in earnings unless specific hedging criteria are met. Accounting for qualifying hedges allows a derivative’s gain and losses to offset related results on the hedged item in the income statement, and requires that an entity must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We adopted SFAS 133 on January 1, 2001. We have one interest rate swap agreement that does not qualify as a cash flow hedge. Accordingly, during the first quarter of fiscal 2001, we recorded a net-of-tax, cumulative-effect adjustment of $0.7 million to recognize the interest swap at fair value at January 1, 2001.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

     Income From Continuing Operations. Income from continuing operations increased 27.2% to $2.8 million in 2001 from $2.2 million in 2000. Income from continuing operations was $2.2 million for 2000 compared to $4.2 million for 1999, a decrease of $2.0 million or 47.0%. This increase in 2001 and decrease in 2000 from 1999 are due primarily to the increased cost resulting from acquisitions in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net Cash Provided by Operating Activities. For the year ended December 31, 2001, net cash provided by operating activities of $7.8 million reflected our income from continuing operations of $2.8 million, increased by charges for depreciation, amortization and other non-cash items and a decrease in working capital.

     Net Cash Used in Investing Activities. For the year ended December 31, 2001, net cash used in investing activities was $3.4 million which primarily related to an increase in restricted cash. We have pledged a portion of our cash as collateral for stand-by letters of credit that guarantee certain of our contractual obligations. These amounts are shown as restricted cash in the consolidated balance sheets.

     Net Cash Used in Financing Activities. For the year ended December 31, 2001, net cash of $14.3 million was used by financing activities primarily for repayments made under our credit facility, net of proceeds from the issuance of common stock under the Employee Stock Purchase Plan and from exercise of stock options.

     On November 30, 2001, we completed the sale of Emergent-East. We used the proceeds from the sale to pay off our revolving credit facility in November 2001. At December 31, 2001, our outstanding debt for subordinated notes was $25.0 million. On January 11, 2002, all amounts outstanding were repaid. Concurrent with the repayment of our long-term debt, we entered into a line of credit agreement with a bank for working capital purposes. The line of credit provides for maximum borrowings of $7.5 million, based on eligible accounts receivable, as defined in the agreement, and includes both a revolving loan and letter of credit feature. Our obligations under the line of credit are secured by substantially all of our assets. Interest on the line of credit fluctuates with the prime rate and could increase to the prime rate plus 1% in certain circumstances. The agreement contains financial covenants pertaining to our tangible net worth. At March 1, 2002, our outstanding borrowings under the line of credit were $1.2 million, the bank had issued letters of credit for $2.5 million and we had $1.3 million in remaining availability.

     We believe that we will have sufficient working capital from our current cash, availability under the line of credit and cash generated by continuing operations to fund operations for at least the next twelve months.

     The Company’s contractual obligations are as follows at December 31, 2001:

Contractual Obligations		Payments Due By Period

		1 Year			After 5
	Total	or Less	2-3 Years	4-5 Years	Years
In thousands
Long-term debt	$25,000	25,000	—	—	—

Capital lease obligations	$305	91	182	32	—

Operating leases	$2,853	474	1,025	1,113	241

Operating leases related to discontinued operations	$3,800	2,200	420	280	900
Interest rate swap	$3,636	1,505	2,131	—	—

Total	$35,594	29,270	3,758	1,425	1,141

     Our long-term debt is represented by a $25 million Senior Subordinated Note that is due in 2005 and bears interest at 13%. On January 11, 2002, we paid the Note in full, and as a result of the early extinguishment incurred a prepayment penalty of $1.25 million.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

     Operating leases related to discontinued operations represents office space previously occupied by the Emergent-East and Emergent-Central divisions. The amounts above represent the remaining lease commitments over the term of the lease. We are in the process of identifying sub-lessees for such property or negotiating lease buy-outs with the lessors.

     Under the terms of our interest rate swap agreement, we must pay 7.5225% on $20 million, and in return receive a variable interest rate based on one-month LIBOR. The above amounts represent only our contractual payments under the agreement.

     In addition to our contractual obligations, we maintain certain commercial commitments. We have deposited $3.3 million with a financial institution as collateral for letters of credit that guarantee certain of our contractual obligations, primarily the interest rate swap agreement and certain property leases. The expiration dates of those commitments are as follows:

Other Commercial		Amount of Commitment Expiration Per Period
Commitments
	Total Amounts	Less Than	2 — 3	4 — 5
In thousands	Committed	1 Year	Years	Years	Over 5 Years

Standby Letters of Credit	$3,265	$2,765	$500	—	—

CRITICAL ACCOUNTING POLICIES

     Revenue Recognition. We recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The majority of our services are provided under “time and expenses” billing arrangements, and revenue is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenue is also derived from success fees offered to clients as a pricing option, and recorded as revenue only upon the attainment of the specified incentive criteria. Success fees are not billable until a contract is won by the client.

     We must make estimates of potential future uncollectible accounts receivable related to current period revenue. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. We specifically analyze accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $9.0 million, net of allowance for doubtful accounts of $0.5 million as of December 31, 2001.

     Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have not recorded a valuation allowance as of December 31, 2001, because we believe it is more likely than not that we can recover such assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish a valuation allowance which could materially impact our financial position and results of operations. The net deferred tax asset as of December 31, 2001 was $3.1 million.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations (“Statement No. 141”), and No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statement Nos. 141 and 142. Other intangible assets will continue to be amortized over their useful lives. We will adopt the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. The adoption of Statement Nos. 141 and 142 is not expected to have a material effect on our results of operations, financial position or cash flows.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144). Under Statement No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be, or have been, eliminated from the ongoing operation of the component. The Company will adopt Statement No. 144 in the first quarter of 2002 and we do not expect adoption to have a material effect on our results of operations, financial position or cash flows.

ITEM 7a—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rate risk.

     On May 12, 2000, we entered into an interest rate swap agreement whereby we pay a fixed rate of interest of 7.5225% on $20 million, and receive a variable rate of interest based on one-month LIBOR. We estimate that a 10% decrease in LIBOR would decrease our reported net income by approximately $42,000 annually.

     This interest rate sensitivity analyses disregards the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

ITEM 8—CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Our Consolidated Financial Statements are annexed to the report as pages F-4 through F-20. An index to such materials appears on page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A change in our accountants was previously reported in a current report on Form 8-K filed on May 9, 2001.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will appear in, and is incorporated by reference from, the definitive proxy statement for our annual meeting of shareholders scheduled for June 5, 2002.

ITEM 11—EXECUTIVE COMPENSATION

     The information required by this item will appear in, and is incorporated by reference from, the definitive proxy statement for our annual meeting of shareholders scheduled for June 5, 2002.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will appear in, and is incorporated by reference from, the definitive proxy statement for our annual meeting of shareholders scheduled for June 5, 2002.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will appear in, and is incorporated by reference from, the definitive proxy statement for our annual meeting of shareholders scheduled for June 5, 2002.

PART IV

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

(1) Index to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2001, 2000 and 1999	F-19

     All other financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
SM&A, formerly Emergent Information Technologies, Inc.:

     We have audited the accompanying consolidated balance sheet of SM&A, formerly Emergent Information Technologies, Inc., as of December 31, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2) for the year ended December 31, 2001. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SM&A at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001.

/s/ ERNST & YOUNG LLP

Orange County, California
March 8, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of SM&A:

     We have audited the accompanying consolidated balance sheets of SM&A and subsidiaries, formerly Emergent Information Technologies, Inc., as of December 31, 2000 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2000 and 1999. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SM&A and subsidiaries, formerly Emergent Information Technologies, Inc., as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP

Orange County, California
April 11, 2001

SM&A
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2001	2000

ASSETS

Current assets:
Cash	$26,270	$1,548
Restricted cash	3,265	—
Accounts receivable, net of allowances of $535 and $30	9,022	8,337
Prepaid income taxes	1,860	3,784
Prepaid expenses and other current assets	385	871
Deferred income taxes	2,395	14
Net assets of discontinued operations	—	51,321

Total current assets	43,197	65,875
Property and equipment, net	557	701
Deferred income taxes	729	—
Other assets	118	648

	$44,601	$67,224

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt and capital lease obligations, net	$22,232	$—
Interest payable	695	—
Trade accounts payable	1,487	1,451
Accrued compensation and related benefits	3,479	3,640
Income taxes payable	3,351	—
Revolving line of credit	—	15,123
Net liabilities of discontinued operations	7,483	2,334

Total current liabilities	38,727	22,548
Deferred rent	215	—
Interest rate swap, at fair value	1,786	—
Long-term debt, net of current portion	—	21,510
Capital lease obligations, net of current portion	188	256

Total liabilities	40,916	44,314
Commitments and contingencies
Shareholders’ equity:
Preferred stock: Authorized 10,000,000 shares. None issued and outstanding	—	—
Common stock, no par value: Authorized 50,000,000 shares. Issued and outstanding 19,278,000 and 18,667,000, respectively	48,754	48,263
Accumulated deficit	(45,069)	(25,353)

Total shareholders’ equity	3,685	22,910

	$44,601	$67,224

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,

	2001	2000	1999

Revenue	$46,407	$37,506	$38,135
Cost of revenue	27,047	20,691	21,712

Gross margin	19,360	16,815	16,423
Selling, general and administrative expenses	12,013	12,742	8,388

Operating income	7,347	4,073	8,035
Other income (expense):
Interest expense, net	(1,909)	(328)	(972)
Unrealized loss on interest rate swap	(673)	—	—

Other income (expense), net	(2,582)	(328)	(972)

Income from continuing operations before income taxes	4,765	3,745	7,063
Income tax expense	1,916	1,536	2,895

Income from continuing operations	2,849	2,209	4,168
Discontinued operations:
Loss from operations of discontinued businesses, net of income taxes	(7,955)	(1,965)	(158)
Loss from disposal of discontinued businesses, net of income taxes	(13,942)	(30,607)	—

Loss from discontinued operations	(21,897)	(32,572)	(158)
Cumulative effect of adoption of FASB Statement No. 133, net of income taxes	(668)	—	—

Net income (loss)	$(19,716)	$(30,363)	$4,010

Income per share from continuing operations:
Basic	$0.15	$0.14	$0.26
Diluted	$0.15	$0.13	$0.25
Loss per share from discontinued operations:
Basic	$(1.15)	$(1.99)	$(0.01)
Diluted	$(1.14)	$(1.96)	$(0.01)
Loss per share from cumulative effect of change in accounting:
Basic	$(0.04)	$—	$—
Diluted	$(0.04)	$—	$—
Net income (loss) per share:
Basic	$(1.04)	$(1.86)	$0.25
Diluted	$(1.03)	$(1.83)	$0.24

Shares used in calculating net income (loss) per share:
Basic	19,045	16,350	16,257
Diluted	19,219	16,579	16,431

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Retained
			Earnings	Total
	Shares		(Accumulated	Shareholders'
	Outstanding	Amount	Deficit)	Equity

Balances at
December 31, 1998	16,522	$54,329	$1,000	$55,329
Net income	—	—	4,010	4,010
Repurchase and retirement of common stock	(1,146)	(9,342)	—	(9,342)
Shares issued upon exercise of options	77	459	—	459
Issuance of common shares in connection with 1998 acquisition	714	—	—	—

Balances at
December 31, 1999	16,167	45,446	5,010	50,456
Net loss	—	—	(30,363)	(30,363)
Shares issued for employee stock purchase plan	250	757	—	757
Stock options issued to consultants	—	91	—	91
Issuance of common shares in connection with subordinated debt	2,250	1,969	—	1,969

Balances at
December 31, 2000	18,667	48,263	(25,353)	22,910
Net loss	—	—	(19,716)	(19,716)
Shares issued upon exercise of options	47	71	—	71
Shares issued for employee stock purchase plan	564	420	—	420

Balances at
December 31, 2001	19,278	$48,754	$(45,069)	$3,685

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,716)	$(30,363)	$4,010
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	7,955	1,965	158
Loss from disposal of discontinued operations, net of tax	13,942	30,607	—
Cumulative effect of adoption of FASB 133, net of tax	668	—	—
Change in fair value of interest rate swap	673	—	—
Depreciation and amortization	240	204	465
Loss on disposal of property and equipment	440	—	—
Deferred income taxes	(2,665)	(281)	(547)
Stock options issued to non-employees	—	91	—
Amortization of debt issuance costs	575	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(685)	(694)	1,147
(Increase) decrease in prepaid income taxes	1,924	881	(1,618)
(Increase) decrease in prepaid expense and other current assets	576	(545)	(1,191)
Increase in trade accounts payable	1,072	519	187
Increase (decrease) accrued compensation and related benefits	(161)	932	(857)
Increase in income taxes payable	3,351	—	—
Increase (decrease) other liabilities	(382)	453	142

Net cash provided by operating activities	7,807	3,769	1,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on notes receivable from affiliate	—	—	880
Purchases of property and equipment	(96)	(506)	(91)
Increase in restricted cash	(3,265)	—	—

Net cash used in investing activities	(3,361)	(506)	789

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	491	757	459
Borrowings under revolving line of credit facility	—	15,644	30,050
Repayments under revolving line of credit facility	(14,734)	(29,538)	(1,035)
Repayments under capital lease obligation	(54)	(71)	—
Issuance of subordinated notes	—	25,000	—
Payment of debt issuance costs	—	(1,521)	—
Repurchase of common stock	—	—	(9,342)

Net cash provided by (used in) financing activities	(14,297)	10,271	20,132

Net increase (decrease) in cash from continued operations	(9,851)	13,534	22,817
Net cash provided by (used in) discontinued operations	34,573	(12,745)	(22,170)

Net increase in cash	24,722	789	647
Cash at beginning of year	1,548	759	112

Cash at end of year	$26,270	$1,548	$759

SUPPLEMENTAL INFORMATION—CASH PAID (RECEIVED) FOR:
Interest	$1,806	$1,883	$936

Income taxes	$350	$(500)	$7,051

See accompanying notes to consolidated financial statements.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001, 2000, and 1999

Note 1. Description of Business and Summary of Significant Accounting Policies

     Description of Business. SM&A, formerly Emergent Information Technologies, Inc., is a provider of integrated proposal management services through a proprietary proposal management strategy and process. In conjunction with this process, we typically assume a leadership role and place dedicated teams at client facilities to manage all aspects of the competitive proposal development process. We also leverage our success in winning business for our clients and our involvement in the project life cycle to extend our services beyond proposal development to our comprehensive capabilities in the areas of information technology services, systems engineering program integration, and other technical areas. The Company operates in one business segment, primarily in the United States.

     Discontinued Operations. On November 19, 2001, we entered into an agreement to sell the stock of Emergent-East, a formerly reported business segment, to an unrelated third party. In addition, on August 2, 2000, we discontinued the operations of Emergent-Central, a formerly reported business segment. Accordingly, these segments have been presented as a discontinued operation for all periods presented in the accompanying consolidated financial statements (see Note 2). As a result, our continuing operations consist of a single business segment, which assists clients with the procurement of government and commercial contracts.

     Principles of Consolidation. The consolidated financial statements include the accounts of SM&A and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the financial statements include the allowance for doubtful accounts, reserves for discontinued operations and income tax valuation allowances.

     Revenue Recognition. We recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The majority of our services are provided under “time and expenses” billing arrangements, and revenue is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenue is also derived from success fees offered to clients as a pricing option, and recorded as revenue only upon the attainment of the specified incentive criteria. Success fees are not billable until a contract is won by the client.

     Concentrations of Credit Risk and Major Customers. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable. The majority of our receivables are from large companies in the aerospace and defense industries. We control credit risk through credit approvals and monitoring procedures and, generally, do not require collateral or other security to support financial instruments subject to credit risk. Management must make estimates regarding the collectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $9.0 million and $8.3 million, net of allowance for doubtful accounts of $535,000 and $30,000 at December 31, 2001 and 2000, respectively. Credit losses have historically been minimal.

     Customers accounting for more than 10% of our revenue and accounts receivable are as follows:

	Revenue

	Years Ended December 31,			Accounts Receivable
				At December 31,
	2001	2000	1999	2001

Lockheed Martin Corporation	29.7%	33.3%	40.3%	12.5%
Raytheon Systems Company	27.6	21.4	31.4	39.8
Boeing	15.9	—	—	24.9
Litton Systems, Inc.	—	18.2	—	—

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies — (continued)

     Fair Value of Financial Instruments. The carrying value of cash, accounts receivable, trade accounts payable and accrued liabilities are measured at cost, which approximates their fair value. The aggregate fair value of our total debt at December 31, 2001 was $25 million, our carrying value, before reduction for issuance costs that are being amortized over the term of the agreement. The fair value was based on market quotes for similar terms and maturities.

     Derivative Financial Instruments. Effective January 1, 2001, we adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133), which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized currently in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized currently in results of operations. We have a derivative instrument that does not qualify as a hedge. As a result, the adoption of Statement No. 133 as of January 1, 2001 resulted in the cumulative effect of an accounting change of $668,000, net of tax benefit of $445,000, being recognized as expense in our statement of operations.

     Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we measure fair value based on quoted market prices or based on discounted estimates of future cash flows. Long-lived assets to be disposed of are carried at fair value less costs to sell.

     Property and Equipment. Property and equipment are stated at cost less accumulated depreciation, which includes the amortization of assets recorded under capital leases. Property and equipment, including assets purchased under capital leases, are depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years).

     Internal Use Software. We expense all costs related to the development of internal-use software other than those incurred during the application development stage. Included in prepaid expenses and other current assets is the cost of internal-use software, including software used to develop and operate our web site. Software development costs, including costs incurred to purchase third-party software, are capitalized beginning when we have determined factors are present, including among others, that technology exists to achieve the performance requirements, buy versus internal development decisions have been made and management has authorized the funding for the project. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use and is amortized over its estimated useful life of one to three years using the straight-line method.

     When events or circumstances indicate the carrying value of internal use software might not be recoverable, we will assess the recoverability of these assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of impairment, if any, is recognized to the extent that the carrying value exceeds the projected discounted future operating cash flows and is recognized as a write down of the asset. In addition, when it is no longer probable that computer software being developed will be placed in service, the asset will be recorded at the lower of its carrying value or fair value, if any, less direct selling costs.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies-(continued)

     Marketing and Advertising Expense. Marketing expenses consist of advertising, promotional and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. We expense general media advertising costs as incurred or on the first run of an advertisement. Advertising expense and other promotional costs were $0.4 million, $0.6 million and $0.7 million in 2001, 2000 and 1999, respectively. Prepaid advertising costs, included in prepaids and other current assets in the accompanying consolidated balance sheets were $156,000 and $18,000 at December 31, 2001 and 2000, respectively

     Stock-Based Compensation. We account for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and have adopted the disclosure-only alternative of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with Statement No. 123.

     Income Taxes. We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

     Net Income (Loss) Per Share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of all in-the-money stock options. Common stock equivalent shares have not been included where inclusion would be anti-dilutive.

     The following table illustrates the number of shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	2001	2000	1999

Denominator for basic income (loss) per common share-weighted average shares	19,045	16,350	16,257
Incremental common shares attributable to dilutive outstanding stock options	174	229	174

Denominator for diluted income (loss) per common share	19,219	16,579	16,431

     Anti-dilutive shares excluded from the reconciliation above were 1,350,117, 1,570,648 and 1,602,500 for 2001, 2000 and 1999, respectively.

     Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations” (“Statement No. 141”), and No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statement Nos. 141 and 142. Other intangible assets will continue to be amortized over their useful lives. We will adopt the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. The adoption of Statement Nos. 141 and 142 is not expected to have a material effect on our results of operations, financial position or cash flows.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies — (continued)

     The FASB also recently issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations.” This Statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We will adopt Statement 144 in the first quarter of 2002 and adoption is not expected to have a material effect on our results of operations, financial position or cash flows.

     Reclassifications. Certain items in the 2000 and 1999 financial statements have been reclassified to conform to the current period presentation.

Note 2. Discontinued Operations

     On November 30, 2001, we completed the sale of our interest in the common stock of Emergent-East (also known as the Government Services Group or GSG), a provider of system engineering, scientific research, program management and technical support services. The sale was to an independent third party for $39.8 million in cash. Accordingly, the operating results of Emergent-East, including provisions for losses during the period from October 1, 2001 through the closing date, facility lease costs and other costs to be incurred in connection with the sale, have been accrued. Expenses and operating losses from the measurement date of September 30, 2001 through November 30, 2001, the date of disposal, amounted to $13.0 million, net of income taxes of $2.7 million. Included in the loss from disposal of discontinued operations in 2001 and 2000 is approximately $3.9 million and $1.7 million, respectively, of allocated interest expense. We allocated interest under the guidance of EITF 87-24, “Allocation of Interest to Discontinued Operations,” using net assets as the basis of the ratio.

     On August 2, 2000, our Board of Directors adopted a plan to discontinue the operations of Emergent-Central, a business segment formed in 1999. Accordingly, the operating results of Emergent Central, including provisions for estimated losses during the phase-out period, facility lease costs and other shut down expenses incurred in connection with the disposal, were accrued as of September 30, 2000. Expenses and operating losses from the measurement date, including the write-off of the segment’s assets, through the closing date of disposal amounted to $34.1 million. During the year ended December 31, 2001, we re-evaluated our estimated costs to complete the shut down and recorded an additional accrual of $949,000, net of income taxes of $200,000.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     Following is summary financial information for our discontinued operations (in thousands):

	Years Ended December 31,

	2001	2000	1999

Revenue:
Emergent-Central	$—	$1,464	$11,210
Emergent-East	49,663	82,634	57,398

Total	$49,663	$84,098	$68,608

Income (loss) from operations of discontinued businesses:
Emergent-Central	$—	$(9,292)	$(4,959)
Emergent-East	(9,637)	6,717	4,635

Loss before income taxes	(9,637)	(2,575)	(324)
Income tax benefit	1,682	610	166

Loss from operations of discontinued businesses	$(7,955)	$(1,965)	$(158)

Loss on disposal of discontinued businesses:
Emergent-Central	$(1,149)	$(34,116)	$—
Emergent-East	(15,739)	—	—

Loss on disposal of discontinued businesses before income taxes	(16,888)	(34,116)	—
Income tax benefit	2,946	3,509	—

Loss from disposal of discontinued businesses	$(13,942)	$(30,607)	$—

     Liabilities of the discontinued businesses consisted of the following at December 31, 2001:

	East	Central	Total

Net liabilities of discontinued businesses	$6,364	$1,119	$7,483

     Included in these amounts are reserves for lease termination costs and contingent liabilities related to the sale of Emergent-East and accruals for, professional fees and employee compensation.

Note 3. Property and Equipment

     A summary of property and equipment follows at December 31 (in thousands):

	2001	2000

Computer equipment	$708	$611
Furniture and equipment	580	581
Leasehold improvements	163	163

	1,451	1,355
Less accumulated depreciation and amortization	(894)	(654)

	$557	$701

     Equipment under capital leases at December 31, 2001 and 2000 was $333,000 for both years, net of accumulated depreciation of $107,000 and $43,000. Amortization associated with capital leases is included in depreciation and amortization in the statements of cash flows.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 4. Due From Affiliates and Related Party Transactions

     We charter aircraft from time to time through an air service chartering company controlled by our principal shareholder. The terms of use and charter rates we pay are established by the air service chartering company and we consider the rates we pay to be competitive with charter rates and on terms as favorable as those from unaffiliated third parties for similar aircraft. Charter fees amounted to approximately $291,000, $149,000, and $396,000 for the years ended December 31, 2001, 2000, and 1999, respectively. At December 31, 2001, we owed the charter service $48,000.

     We provide office space and administrative services to this same air service chartering company. We are reimbursed by them at the rates we pay to the lessor for the space based on square footage, headcount, and actual costs for other services. At December 31, 2001, and 2000, the chartering company owed us $156,000, and $66,000, respectively. The amounts due at the end of each year is the amount by which we reduced the related selling, general and administrative expenses in our statement of operations.

Note 5. Revolving Line of Credit

     We entered into a Second Amended and Restated Credit and Security Agreement (the “Senior Facility”), dated December 29, 2000, with our existing lending group, whereby the Amended and Restated Credit Agreement dated June 7, 1999 (the “Original Facility”) was amended and restated to provide in part for an extension of the maturity date to January 31, 2002, to reset financial covenants, to reduce the existing revolving loan lending commitments to $22 million, and to permit the subordinated indebtedness discussed in Note 6. At December 31, 2000, approximately $15,123,000 was outstanding under this facility. This Senior Facility was repaid in full on November 30, 2001.

     In January 2002, we entered into a revolving credit agreement with a new lender for borrowings based on our eligible accounts receivable, as defined, for up to $7.5 million at an interest rate of prime plus one. Borrowings under the revolving credit agreement are secured by a lien on substantially all of our assets. The agreement requires us to comply with certain financial covenants pertaining to our tangible net worth and ratio of total liabilities to tangible net worth (as defined in the agreement) and also contains certain negative covenants which, among other things, restrict our ability to incur additional indebtedness, sell our assets, make certain types of investments and engage in certain types of mergers and acquisitions.

     On May 12, 2000, we entered into an interest rate swap agreement to manage our interest rate risk exposure related to the Senior Facility. The agreement requires that we to pay a fixed rate of 7.5225% on $20 million and in turn receive a variable rate of interest of one-month LIBOR. The agreement expires on June 1, 2004. This derivative instrument was deemed to be an ineffective hedge of the related debt. As a result, beginning January 1, 2001, the interest rate swap has been marked to market on a quarterly basis and the resulting gain or loss recognized in the statement of operations. During the year ended December 31, 2001, we recognized a loss of $673,000 related to the change in the fair value of the interest rate swap.

Note 6. Long-Term Debt

     Long-term debt was comprised of the following at December 31 (in thousands):

	2001	2000

Senior subordinated notes ($25 million face amount)	$25,000	$25,000
Original issue discount on subordinated notes	(1,575)	(1,969)
Debt issuance costs	(1,340)	(1,521)

Net long-term debt	22,085	21,510
Less: current portion	22,085	—

Long term debt	$—	$21,510

     We entered into a Note and Stock Purchase Agreement (the “Subordinated Debt Agreement”) dated December 29, 2000 with various investors (the “Purchasers”). In consideration of a $25.0 million investment, we issued to the Purchasers (i) 13% unsecured, Senior Subordinated Notes due in 2005 in the aggregate principal amount of $25.0 million (the “Notes”), and (ii) 2,250,000 shares of our common stock with a fair value of $1,968,750. The Subordinated Debt Agreement contains financial and other covenants, and requires payment of a premium if the Notes are prepaid within three years of the closing (including a reduced premium if repayment occurs in connection with a change of control).

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 6. Long-Term Debt— (continued)

     The value of the common stock issued and related financing costs of $3.5 million were reflected as a discount on the Notes and were being amortized over the term of the Notes. Interest expense related to the amortization of the discount totaled $575,000 for the year ended December 31, 2001. On January 11, 2002, the Subordinated Debt Agreement was repaid in full. In connection with the repayment, we incurred a prepayment premium of $1.25 million, and wrote-off the remaining original issue discount and debt issuance costs. This retirement of the Senior Subordinated Notes resulted in a loss of $2.5 million, net of tax, which will be reflected as an extraordinary item in the first quarter of 2002. Concurrent with the repayment of our long-term debt, we entered into a line of credit agreement with a bank for working capital purposes. The line of credit provides for maximum borrowings of $7.5 million based on eligible accounts receivable, as defined in the agreement.

Note 7. Income Taxes

     Significant components of income tax expense attributable to income from continuing operations before discontinued operations and extraordinary item consists of (in thousands):

	Current	Deferred	Total

Year ended December 31, 2001:
Federal	$2,650	$(1,002)	$1,648
State	439	(171)	268

	$3,089	$(1,173)	$1,916

Year ended December 31, 2000:
Federal	$1,567	$(256)	$1,311
State	250	(25)	225

	$1,817	$(281)	$1,536

Year ended December 31, 1999:
Federal	$2,923	$(452)	$2,471
State	519	(95)	424

	$3,442	$(547)	$2,895

     The following is a reconciliation of the statutory Federal income tax rate to our effective tax rate before discontinued operations and extraordinary item:

	2001	2000	1999

Income taxes at statutory federal rates	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	5.6	6.0	6.0

	40.6%	41.0%	41.0%

     Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	2001	2000

Deferred tax assets:
Accrued expenses not currently deductible for tax purposes	$219	$139
Allowance for doubtful accounts	212	—
Depreciation	21	6
Swap interest rate payable	708	—
Discontinued operations accrual	2,355	—

Total deferred tax assets	3,515	145

Deferred tax liabilities:
Change of accounting method	(328)	(130)
Prepaid expenses	(55)	—
Other	(8)	(1)

Total deferred tax liabilities	(391)	(131)

Net deferred tax assets	$3,124	$14

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 7. Income Taxes-(continued)

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not we will realize the benefits of these deductible differences. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

     We are under examination by the Internal Revenue Service for the years ended December 31, 1998, 1999 and 2000. We believe the results of this examination will not have a material impact on our financial condition.

Note 8. Shareholders’ Equity

     In December 2000, we issued 2,250,000 shares of common stock with a fair market value of $1,968,750 to the purchaser of the 13% Senior Subordinated Notes (see Note 6). Additionally, 100,000 stock options with an exercise price of $1.53 per share granted to a consultant fully vested upon the issuance of the 13% Senior Subordinated Notes. The fair value of the options of $91,000 was determined using the Black-Scholes option-pricing model, with the following assumptions: Volatility — 138%; risk free interest rate — 6%; expected life — 3.6 years; and dividend yield — 0%.

     Common Stock Issuable. At December 31, 2001, 3,948,125 shares of common stock are issuable for exercise of stock options.

Note 9. Stock-Based Compensation and Employee Benefit Plans

     Stock Option Plan. In 1997, we adopted the 1997 Stock Option Plan (the “Option Plan”) under which incentive and non-statutory stock options to acquire shares of our common stock may be granted to officers, employees, and consultants. The Option Plan is administered by the Board of Directors and permits the issuance of up to 4,000,000 shares of our common stock. Incentive stock options must be issued at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options granted under the Option Plan vest over various terms up to ten years and are exercisable over a period of time, not to exceed ten years, and are subject to other terms and conditions specified in each individual employee option agreement. A summary of employee stock options follows:

			Weighted Average
	Number of	Weighted Average	Fair Value of	Options
	Shares	Exercise Price	Options Granted	Exercisable

Outstanding as of December 31, 1998	1,460,500	$12.91
Granted	1,616,709	7.07	$3.82	—
Exercised	(5,000)	12.00
Canceled	(495,234)	10.86

Outstanding as of December 31, 1999	2,576,975	9.64		403,691
Granted	2,117,300	2.36	$2.01
Exercised	—
Canceled	(1,921,834)	6.77

Outstanding as of December 31, 2000	2,772,441	6.13		701,341
Granted	1,404,100	1.22	$1.01
Exercised	(46,875)	1.53
Canceled	(1,041,437)	4.87

Outstanding as of December 31, 2001	3,088,229	$4.40		1,278,537

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 9. Stock-Based Compensation and Employee Benefit Plans-(continued)

     The following table summarizes information concerning stock options outstanding at December 31, 2001:

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.0000 — 2.8625	1,968,863	8.0	$1.4175	530,351	$1.4714
$2.8626 — 5.7250	334,332	2.4	5.1749	191,952	5.1666
$5.7251 — 8.5875	213,662	2.4	7.7754	115,687	7.7506
$8.5876 — 11.4500	6,300	2.4	8.8199	3,275	8.8306
$11.4501 — 14.3125	445,422	1.2	12.0282	337,197	12.0303
$14.3126 — 17.1750	84,900	1.4	15.5495	66,700	15.5376
$17.1751 — 20.0375	34,750	0.3	18.9793	33,375	19.0112

	3,088,229	5.8	$4.3958	1,278,537	$6.5896

     SFAS No. 123 Pro Forma Disclosure. We use the intrinsic value method in accounting for its stock options. If compensation cost had been recognized based on the fair value at the date of grant for options granted in 2001, 2000 and 1999, under SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma amounts of our net loss and net loss per share, which may not necessarily be indicative of effects on reported results for future years, for the years ended December 31, 2001, 2000 and 1999 would have been as follows (in thousands, except per share data):

	Years Ended December 31,

	2001	2000	1999

Net income (loss) — as reported	$(19,716)	$(30,363)	$4,010
Net income (loss) — SFAS No. 123 pro forma	$(22,303)	$(33,446)	$556
Basic income (loss) per share — as reported	$(1.04)	$(1.86)	$0.25
Basic income (loss) per share — SFAS No. 123 pro forma	$(1.17)	$(2.05)	$0.03
Diluted income (loss) per share — as reported	$(1.03)	$(1.83)	$0.24
Diluted income (loss) per share — SFAS No. 123 pro forma	$(1.16)	$(2.02)	$0.03

     The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2001	2000	1999

Stock volatility	115.93%	138.05%	77.58%
Risk-free interest rate	4.10%	6.00%	5.50%
Option term in years	4.87	3.66	3.01
Stock dividend yield	N/A	N/A	N/A

     Employee Stock Purchase Plan. In 1999, we adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP allows our employees to purchase common stock, through bi-weekly payroll deductions, at a 15% discount. Employee contributions to the ESPP are limited to 15% of the employee’s annual compensation. The total shares currently allocated to the ESPP reserve are 950,000. As of December 31, 2001, 814,258 shares have been distributed to participants.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 9. Stock-Based Compensation and Employee Benefit Plans-(continued)

     Defined Contribution Plans. The SM&A, formerly Emergent Information Technologies, Inc., 401(k) Plan and Trust (the “Plan”) is a defined contribution plan. The Plan includes a tax-deferred 401(k) provision. The Plan covers all employees. Contributions are made to the Plan by both the employees and SM&A, on a discretionary basis. The Plan provides for employee contributions of up to 15% of eligible compensation with Company matching, supplemental contributions for certain classes of employees based on performance criteria and profit sharing under certain conditions. Our matching contribution was $22,000 and $8,000 for the years ended December 31, 2001 and 2000. No matching contributions were made in 1999.

Note 10. Commitments and Contingencies

     Leases. We currently lease office facilities and property and equipment under non-cancelable operating and capital leases. We are obligated under various capital lease obligations for equipment that expire in 2005. Rental expense under operating lease agreements for 2001, 2000 and 1999 was $689,000, $455,000 and $437,000, respectively. Future minimum lease payments are as follows for the years ending December 31 (in thousands):

	Capital	Operating	Total

2002	$91	$474	$565
2003	91	502	593
2004	91	523	614
2005	32	545	577
2006	—	568	568
Thereafter	—	241	241

Total	$305	$2,853	$3,158

Less imputed interest	(51)

Present value of net minimum lease payments	251
Less current portion	(63)

Long-term capital lease obligation	$188

     Stand-by Letters of Credit. At December 31, 2001, we had pledged cash of approximately $3.3 million as collateral for stand-by letters of credit that guarantee certain of our contractual obligations, a majority of which relates to our interest swap and to property leases. This pledged cash is included on the consolidated balance sheets as restricted cash.

     Contingencies. From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 11. Quarterly Financial Data (Unaudited)

     The following summarized unaudited quarterly financial data has been prepared using our consolidated financial statements (in thousands, except per share data):

	First	Second	Third	Fourth
2001	Quarter	Quarter	Quarter	Quarter	Total

Revenue	12,008	10,528	11,391	12,480	46,407

Gross margin	5,257	4,373	4,547	5,183	19,360

Income from continuing operations	719	752	460	918	2,849

Loss from discontinued operations	(932)	(628)	(19,137)	(21,897)	(1,200)

Cumulative change in accounting principles	(668)	—	—		(668)

Net income (loss)	(881)	124	(18,677)	(282)	(19,716)

Income per share from continuing operations

Basic	0.04	0.04	0.02	0.05	0.15

Diluted	0.04	0.04	0.02	0.05	0.15

Loss per share from discontinued operations

Basic	(0.05)	(0.03)	(1.00)	(0.06)	(1.15)

Diluted	(0.05)	(0.03)	(1.00)	(0.06)	(1.14)

Loss per share from cumulative change in accounting principles

Basic	(0.04)	—	—	—	(0.04)

Diluted	(0.04)	—	—	—	(0.04)

Net income (loss) per share

Basic	(0.05)	0.01	(0.98)	(0.02)	(1.04)

Diluted	(0.05)	0.01	(0.98)	(0.01)	(1.03)

Shares used in calculating net income (loss) per share

Basic	18,892	18,949	19,137	19,199	19,045

Diluted	18,892	18,967	19,152	20,038	19,219

	First	Second	Third	Fourth
2000	Quarter	Quarter	Quarter	Quarter	Total

Revenue	9,063	9,503	9,168	9,772	37,506

Gross margin	3,954	4,346	4,202	4,313	16,815

Income from continuing operations	443	425	285	1,056	2,209

Loss from discontinued operations	(448)	(710)	(31,168)	(246)	(32,572)

Net income (loss)	(5)	(285)	(30,883)	810	(30,363)

Income per share from continuing operations

Basic	0.03	0.03	0.02	0.06	0.14

Diluted	0.03	0.03	0.02	0.06	0.13

Loss per share from discontinued operations

Basic	(0.03)	(0.04)	(1.91)	(0.01)	(1.99)

Diluted	(0.03)	(0.04)	(1.91)	(0.01)	(1.96)

Net income (loss) per share

Basic	(0.00)	(0.02)	(1.89)	0.05	(1.86)

Diluted	(0.00)	(0.02)	(1.89)	0.05	(1.83)

Shares used in calculating net income (loss) per share

Basic	16,181	16,199	16,324	16,515	16,350

Diluted	16,231	16,238	16,348	16,516	16,579

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions

	Balance at	Charge to	Recoveries		Balance at
	the Beginning	Bad Debts	and	Deductions/	the End
	of the Period	Expense	Other(1)	Write-Offs	of the Period

2001
Allowance for Doubtful Accounts	$30	$521	$—	$(16)	$535
2000
Allowance for Doubtful Accounts	$30	$—	$—	$—	$30
1999
Allowance for Doubtful Accounts	$60	$—	$—	$(30)	$30

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A (formerly, Emergent Information Technologies, Inc.)

By:	/S/ STEVEN S. MYERS

Steven S. Myers President and Chief Executive Officer Dated: March 14, 2002

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

Name	Title	Date

/s/ STEVEN S. MYERS Steven S. Myers	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2002

/s/ CATHY L. WOOD Cathy L. Wood	Chief Financial Officer and Secretary (Principal Financial Officer)	March 14, 2002

/s/ JUDY L. BEDAR Judy L. Bedar	Vice President, Corporate Controller (Chief Accounting Officer)	March 14, 2002

/s/ J. CHRISTOPHER LEWIS J. Christopher Lewis	Director	March 14, 2002

/s/ LUTHER J. NUSSBAUM Luther J. Nussbaum	Director	March 14, 2002

/s/ ALBERT S. NAGY Albert S. Nagy	Director	March 14, 2002

/s/ JOHN R. WOODHULL John R. Woodhull	Director	March 14, 2002

EXHIBIT INDEX

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Agreement and Plan of Reorganization and Merger dated May 18, 1998, by and among the Registrant, Space Applications Corporation, SAC Acquisition, Inc. and the individual shareholders named therein (filed on June 4, 1998 as Exhibit 2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

2.2	Agreement and Plan of Reorganization and Merger dated July 22, 1998, by and among the Registrant, Decision-Science Applications, Inc., DSA Acquisition, Inc. and the individual shareholders named therein (filed on August 21, 1998 as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

2.3	Agreement and Plan of Reorganization and Merger dated March 30, 1999, by and among SM&A Corporation, Systems Integration Software, Inc., SIS Acquisition, Inc. and the individuals named therein (filed on May 17, 1999 as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

2.4	Stock Purchase Agreement dated as of September 20, 1999, by and among SM&A Corporation (East), Kapos Associates Inc., Ervin Kapos, June Kapos, Verona Oliver, and Cordellia Scruggs (filed on November 15, 1999 as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

2.5	Agreement of Merger dated November 24, 1998 between Space Applications Corporation and SM&A Corporation (East), effective date December 31, 1998 (filed on March 31, 1999 as Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

2.6	Asset Purchase Agreement dated January 11, 2001, by and between the Registrant and Lynch & Company, Inc. (filed on August 14, 2001 as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

2.7	Asset Sale and Purchase Agreement dated March 23, 2001, by and between the Registrant and ICCE Technologies, Inc. (filed on August 14, 2001 as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

2.8	Stock Purchase and Sale Agreement dated November 19, 2001, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation (filed on December November 27, 2001 as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K and incorporated herein by reference).

2.9	Amendment No. 1 to Stock Purchase and Sale Agreement dated November 29, 2001, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation (filed on December 14, 2001 as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended by that certain Certificate of Ownership filed with the Secretary of State of the State of California on August 6, 1998, that certain Certificate of Ownership filed with the Secretary of State of the State of California on April 25, 2000, and that certain Certificate of Ownership filed with the Secretary of State of the State of California on January 24, 2002.*

3.2	Amended and Restated Bylaws of the Registrant (filed on January 5, 1998 as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference).

4.1	Registration and Antidilution Rights Agreement dated December 29, 2000, by and among the Registrant and the Holders listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

4.2	Controlling Shareholder Agreement dated December 29, 2000, by and among the Registrant, Steven S. Myers as Common Stockholder and the Purchasers listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.6 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

4.3	Registration Rights Agreement dated May 29, 1998, by and among the Registrant and certain shareholders of Space Applications Corporation identified therein (filed on June 4, 1998 as Exhibit 2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

4.4	Registration Rights Agreement dated August 20, 1998, by and among the Registrant and certain shareholders of Decision-Science Applications, Inc. set forth therein (filed on August 21, 1998 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement (filed on April 17, 2001 as Exhibit 10.1 to Registrant’s Current Report on Form 10-K and incorporated herein by reference).

10.2	Amended and Restated Employee Stock Purchase Plan (filed on April 17, 2001 as Exhibit 10.2 to Registrant’s Current Report on Form 10-K and incorporated herein by reference).

10.3	Office Facilities Lease (filed on November 21, 1997 as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference).

10.4	Note and Stock Purchase Agreement dated December 29, 2000, by and among the Registrant and the Guarantors and Purchasers listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.5	Mezzanine Partners II-A, L.P. and the Registrant (filed on January 8, 2001 as Exhibit 99.7 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.6	Employment Agreement dated as of February 1, 2000, by and between the Registrant and Steven S. Myers (filed on April 17, 2001 as Exhibit 10.17 to the Registrant’s Current Report on Form 10-K and incorporated herein by reference).

10.7	Amendment No. 1 to Employment Agreement dated as of December 29, 2000 by and between the Registrant and Steven S. Myers.*

10.8	Employment Agreement dated as of November 13, 2001 by and between the Registrant and Cathy L. Wood.*

10.9	Employment Agreement dated as of November 13, 2001 by and between the Registrant and Thomas J. Amrhein.*

10.10	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association (filed on January 25, 2002 as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.11	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association (filed on January 25, 2002 as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

16.1	Letter from KPMG dated May 7, 2001, regarding its concurrence to statements made regarding the Registrant’s change in certifying accountant (filed on May 9, 2001 as Exhibit 16 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Ernst & Young, LLP.*

23.2	Consent of KPMG LLP*.

*	Filed herewith.

(b)	Reports on Form 8-K:

Form 8-K dated December 29, 2000, filed on January 8, 2001, to report under Item 5 the refinancing of our existing indebted ness.

Form 8-K dated May 3, 2001, filed on May 9, 2001, to report under Item 4 a change in our independent accounting firm.

Form 8-K dated May 22, 2001, filed on May 23, 2001, to report under Item 5, a letter received by mail pertaining to the resignation of Mr. Vincent Smith, a director of our company.

Form 8-K dated November 19, 2001, filed on November 27, 2001, to report under Item 5, our company entered into a Stock Purchase and Sale Agreement with L-3 Communications Corporation (“L-3”) pursuant to which L-3 agreed to acquire the stock of Emergent Information Technologies-East.

Form 8-K dated November 30, 2001, filed on December 14, 2001, to report under Item 2, our company sold the stock of Emergent Information Technologies-East to L-3 Communications corporation.

Form 8-K dated January 10, 2002, filed on January 25, 2002, to report under Item 5, our company repaid its senior subordinated indebtedness in full and then entered a new revolving credit facility with City National Bank.

Form 8-K dated January 24, 2002 filed on January 29, 2002 to report under Item 5, our company changed its name from Emergent Information Technologies, Inc., to SM&A.