Form 10-Q
period 2002-03-31
SM&A
filed 2002-05-03
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23585

SM&A
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0080929 (I.R.S. Employer Identification No.)

4695 MacArthur Court, 8th Floor, Newport Beach, California 92660
(Address of principal executive offices, including zip code)

(949) 975-1550
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     The number of shares outstanding of the registrant’s common stock as of April 30, 2002 was 19,471,719.

SM&A

INDEX

PART I. FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	18-20
Signatures		21

SM&A

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash	$2,393	$26,270
Restricted cash	500	3,265
Accounts receivable, net	9,400	9,022
Prepaid income taxes	128	1,860
Prepaid expenses and other current assets	377	385
Deferred income taxes	4,061	2,395

Total current assets	16,859	43,197
Property and equipment, net	576	557
Deferred income taxes	729	729
Other assets	104	118

	$18,268	$44,601

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,352	$1,487
Accrued compensation and related benefits	3,018	3,479
Income taxes payable	4,065	3,351
Current portion of long-term debt and capital lease obligations, net	108	22,232
Interest payable	2	695
Net liabilities of discontinued operations	5,100	7,483

Total current liabilities	13,645	38,727
Deferred rent	217	215
Interest rate swap, at fair value	1,538	1,786
Capital lease obligations, net of current portion	169	188
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	49,033	48,754
Accumulated deficit	(46,334)	(45,069)

Total shareholders’ equity	2,699	3,685

	$18,268	$44,601

See accompanying notes to consolidated financial statements

SM&A

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,

	2002	2001

	(unaudited)	(unaudited)
Revenue	$12,552	$12,008
Cost of revenue	7,368	6,750

Gross margin	5,184	5,258
Selling, general and administrative expenses	2,907	3,171

Operating income	2,277	2,087
Other income (expense):
Interest expense, net	(434)	(438)
Unrealized gain (loss) on interest rate swap	248	(448)

Other income (expense), net	(186)	(886)

Income from continuing operations before income taxes	2,091	1,201
Income tax expense	857	482

Income from continuing operations	1,234	719
Loss from discontinued businesses, net of income taxes	—	(932)
Extraordinary loss from early extinguishment of debt, net of income taxes	(2,499)	—
Cumulative effect of adoption of FASB Statement No. 133, net of income taxes	—	(668)

Net loss	$(1,265)	$(881)

Income per share from continuing operations:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04
Loss per share from discontinued operations:
Basic	$—	$(0.05)
Diluted	$—	$(0.05)
Loss per share from early extinguishment of debt:
Basic	$(0.13)	$—
Diluted	$(0.12)	$—
Loss per share from cumulative effect of change in accounting:
Basic	$—	$(0.04)
Diluted	$—	$(0.04)

Net income (loss) per share:
Basic	$(0.07)	$(0.05)
Diluted	$(0.06)	$(0.05)

Shares used in calculating net income (loss) per share:
Basic	19,347	18,892
Diluted	20,257	18,947

See accompanying notes to consolidated financial statements.

SM&A

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,

	2002	2001

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,265)	$(881)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	932
Cumulative effect of adoption of FASB 133, net of tax	—	668
Change in fair value of interest rate swap	(248)	448
Depreciation and amortization	59	54
Deferred income taxes	(1,666)	(1,230)
Amortization of debt issuance costs	4,165	86
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(378)	172
Decrease in prepaid income taxes	1,732	3,784
Decrease in prepaid expense and other assets	22	214
Decrease in trade accounts and interest payable	(828)	(282)
Decrease in accrued compensation and related benefits	(461)	(1,265)
Increase in income taxes payable	714	1,049
Increase in other liabilities	2	684

Net cash provided by operating activities	1,848	4,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(78)	(6)
Decrease in restricted cash	2,765	—

Net cash provided by (used in) investing activities	2,687	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated notes	(25,000)	—
Payment of early payment penalty on subordinated notes	(1,250)	—
Proceeds from issuance of common stock	279	246
Repayments under revolving line of credit facility	—	(5,296)
Repayments under capital lease obligation	(58)	(54)

Net cash used in financing activities	(26,029)	(5,104)

Net decrease in cash from continuing operations	(21,494)	(677)
Net cash used in discontinued operations	(2,383)	(641)

Net decrease in cash	(23,877)	(1,318)
Cash at beginning of period	26,270	1,548

Cash at end of period	$2,393	$230

See accompanying notes to consolidated financial statements.

SM&A
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2002 and 2001
(unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at March 31, 2002 and the consolidated results of our operations and our cash flows for the three months ended March 31, 2002 and 2001.

     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

     The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2002.

Recent Accounting Pronouncements

     Recent Accounting Pronouncements. We adopted Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations” (“Statement No. 141”), and No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”), effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statement Nos. 141 and 142. Other intangible assets will continue to be amortized over their useful lives. The adoption of Statement Nos. 141 and 142 did not have a material effect on our results of operations, financial position or cash flows.

     We also adopted Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years effective January 1, 2002. The FASB’s new rules on asset impairment supersede Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations.” This Statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of Statement 144 did not have a material effect on our results of operations, financial position or cash flows.

     Reclassifications. Certain items in the 2001 financial statements have been reclassified to conform to the current period presentation.

NOTE 2. NET INCOME (LOSS) PER SHARE

     The following table illustrates the number of shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Denominator for basic income (loss) per common share weighted average shares outstanding during the period	19,346	18,892
Incremental common shares attributable to dilutive outstanding stock options	911	55

Denominator for diluted income (loss) per common share	20,257	18,947

NOTE 3. DISCONTINUED OPERATIONS

     On November 30, 2001, we completed the sale of our interest in the common stock of Emergent-East (also known as the Government Services Group or GSG), a provider of system engineering, scientific research, program management and technical support services. Accordingly, the operating results of Emergent-East for all periods prior to the closing date are reflected as discontinued operations.

     Following is summary financial information for our discontinued operations (in thousands):

	Three Months
	Ended March 31,

	2002	2001

Revenue	$—	$17,675

Loss from operations of discontinued businesses before income taxes	$—	$(1,602)
Income tax benefit	—	670

Loss from operations of discontinued businesses	$—	$(932)

     Liabilities of the discontinued businesses totaled $5.1 million at March 31, 2002, including reserves for lease termination costs and contingent liabilities related to the sale of Emergent-East and accruals for professional fees and employee compensation.

NOTE 4. REVOLVING LINE OF CREDIT

     In January 2002, we entered into a line of credit agreement with a bank for working capital purposes. The line of credit, which expires on April 30, 2003, provides for maximum borrowings of $7.5 million, based on eligible receivables, at an interest rate of prime plus one percent. Borrowings under the revolving credit agreement are secured by a lien on substantially all of our assets. The agreement requires us to comply with certain financial covenants pertaining to our tangible net worth and ratio of total liabilities to tangible net worth (as defined in the agreement) and also contains certain negative covenants which, among other things, restrict our ability to incur additional indebtedness, sell our assets, make certain types of investments and engage in certain types of mergers and acquisitions.

NOTE 4. REVOLVING LINE OF CREDIT — (cont’d)

     At March 31, 2002, we had no outstanding borrowings under the line of credit, the bank had issued letters of credit for $2.5 million and we had $3.7 million in remaining availability.

     On May 12, 2000, we entered into an interest rate swap agreement to manage our interest rate risk exposure related to the Senior Facility. The agreement requires that we pay a fixed rate of 7.5225% on $20 million and in turn receive a variable rate of interest of one-month LIBOR. The agreement expires on June 1, 2004. Beginning January 1, 2001, the interest rate swap has been marked to market on a quarterly basis and the resulting gain or loss recognized in the statement of operations. During the three months ended March 31, 2002 and 2001, we recognized a gain of $248,000 and a loss of $448,000, respectively, related to the change in the fair value of the interest rate swap.

NOTE 5. LONG-TERM DEBT

     We entered into a Note and Stock Purchase Agreement (the “Subordinated Debt Agreement”) dated December 29, 2000 with various investors (the “Purchasers”). In consideration of a $25.0 million investment, we issued to the Purchasers (i) 13% unsecured, Senior Subordinated Notes due in 2005 in the aggregate principal amount of $25.0 million (the “Notes”), and (ii) 2,250,000 shares of our common stock with a fair value of $1,968,750. The Subordinated Debt Agreement required payment of a premium if the Notes are prepaid within three years of the closing.

     The value of the common stock issued and related financing costs of $3.5 million were reflected as a discount on the Notes and were being amortized over the term of the Notes. On January 11, 2002, the Notes were repaid in full. In connection with the repayment, we incurred a prepayment penalty of $1.25 million, and wrote off the remaining original issue discount and debt issuance costs. This retirement of the Notes resulted in a loss of $2.5 million, net of tax, and is reflected as an extraordinary item in the accompanying condensed consolidated statements of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SM&A is a provider of integrated proposal management services through a proprietary proposal management strategy and process. In conjunction with this process, we typically assume a leadership role and place dedicated teams at client facilities to manage all aspects of the competitive proposal development process. We also leverage its success in winning business for our clients and our involvement in the project life cycle to extend our services beyond proposal development to our comprehensive capabilities in the areas of information technology services, systems engineering, program integration, and other technical areas. SM&A has been expanding its management consulting practice with traditional aerospace and defense companies, as well as other commercial customers.

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

Recent Events

     On November 30, 2001, we completed the sale of our interest in the common stock of Emergent-East (also known as the Government Services Group or GSG), a provider of system engineering, scientific research, program management and technical support services. Accordingly, the operating results of Emergent-East for all periods prior to the closing date are reflected as discontinued operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

     Following is summary financial information for our discontinued operations (in thousands):

	Three Months
	Ended March 31,

	2002	2001

Revenue	$—	$17,675

Loss from operations of discontinued businesses before income taxes	$—	$(1,602)
Income tax benefit	—	670

Loss from operations of discontinued businesses	$—	$(932)

     Liabilities of the discontinued businesses totaled $5.1 million at March 31, 2002 including reserves for lease termination costs and contingent liabilities related to the sale of Emergent-East and accruals for professional fees and employee compensation.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain historical operating results as a percentage of revenue:

	Three Months
	Ended March 31,

	2002	2001

Revenue	100.0%	100.0%
Cost of revenue	58.7	56.2

Gross margin	41.3	43.8
Selling, general and administrative expenses	23.1	26.4

Operating income	18.2	17.4
Income from continuing operations	9.9%	6.0%

     The foregoing table and the comparison that follows do not include the discontinued operations of Emergent-East and other discontinued operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Revenue. We derive our revenue from the various consulting services that we provide: proposal management; program support services; management consulting; and competitive strategy services. Revenue increased $0.5 million, or 4.5%, to $12.6 million for the three months ended March 31, 2002 compared to $12.0 million for the three months ended March 31, 2001. The increase is primarily the result of an increase in program support services. This increase was partially offset by a decrease in proposal management revenue related to a lower number of major procurements due to a slowdown in government activity.

     Gross Margin. Gross margin decreased $0.1 million, or 1.4%, to $5.2 million, for the three months ended March 31, 2002 as compared to $5.3 million for the three months ended March 31, 2001. As a percentage of revenue, gross margin decreased to 41.3% compared to 43.8% for the three months ended March 31, 2001. The decrease in gross margin dollars and percentage is a result of increased revenue from program support services which carry lower margins than our other services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses decreased $0.3 million, or 8.3%, to $2.9 million for the three months ended March 31, 2002, as compared to $3.2 million for the three months ended March 31, 2001. As a percentage of revenue, selling, general and administrative expenses decreased to 23.1% for the three months ended March 31, 2002, as compared to 26.4% for the same period of the prior year. The decrease is the result of reductions in executive personnel and general corporate overhead resulting from cost control initiatives implemented in fiscal 2001. We have decided to invest in the infrastructure of the Company over the next few quarters, primarily in recruiting, training and systems. Therefore, we expect that the level of selling, general and administrative expenses will be somewhat higher as a percentage of revenue for the remainder of the year.

     Operating Income. Operating income was $2.3 million for the three months ended March 31, 2002 compared to $2.1 million for the three months ended March 31, 2001, an increase of $0.2 million. As a percentage of revenue, operating income increased to 18.2% for the three months ended March 31, 2001, from 17.4% in the same period of the prior year. Operating income increased due to the increased revenue and the decreased selling, general and administrative expenses, as discussed above.

     Interest Expense, net. Interest expense, net was $0.4 million for the three months ended March 31, 2002 and 2001. Included in interest expense is the amortization of debt discount in 2001 and interest on interim borrowings on our line of credit and our interest rate swap.

     Unrealized Gain (Loss) on Interest Rate Swap. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value and requires that changes in the derivatives fair value be recognized in earnings unless specific hedging criteria are met. We have one interest rate swap agreement that does not qualify as a cash flow hedge. Accordingly, during the first quarter of fiscal 2002 and 2001, we recorded a gain of $0.2 million, and a loss of $0.4 million, respectively, to recognize the change in the fair value of our interest rate swap.

     Income Tax Expense. Our effective income tax rate for the three months ended March 31, 2002 was 41% and was comparable to the 40% rate incurred in the three months ended March 31, 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

LIQUIDITY AND CAPITAL RESOURCES

     Net Cash Provided by Operating Activities. For the three months ended March 31, 2002, net cash provided by operating activities of $1.8 million reflected our income from continuing operations of $1.2 million, increased by non-cash charges for depreciation, amortization and the amortization of debt issuance costs offset by an increase in deferred tax assets and an increase in working capital.

     Net Cash Provided by Investing Activities. For the three months ended March 31, 2002, net cash provided by investing activities was $2.7 million which primarily related to a decrease in restricted cash. A portion of our cash acts as collateral for a stand-by letter of credit that guarantees our interest rate swap. This amount is shown as restricted cash in the consolidated balance sheets.

     Net Cash Used in Financing Activities. For the three months ended March 31, 2002, net cash of $26.0 million was used in financing activities primarily for repayment in full of our subordinated notes, net of proceeds from the issuance of common stock under the Employee Stock Purchase Plan and from exercise of stock options.

     On November 30, 2001, we completed the sale of Emergent-East. We used the proceeds from the sale to pay off our revolving credit facility in November 2001. At December 31, 2001, our outstanding debt for subordinated notes was $25.0 million. On January 11, 2002, we repaid all amounts outstanding and a $1.25 million prepayment penalty. Concurrent with the repayment of our long-term debt, we entered into a line of credit agreement with a bank for working capital purposes. The line of credit provides for maximum borrowings of $7.5 million, based on eligible accounts receivable, as defined in the agreement, and includes both a revolving loan and letter of credit feature. Our obligations under the line of credit are secured by substantially all of our assets. Interest on the line of credit fluctuates with the prime rate and could increase to prime plus 1% in certain circumstances. The agreement contains financial covenants pertaining to our tangible net worth. At March 31, 2002, we had no outstanding borrowings under the line of credit, the bank had issued letters of credit for $2.5 million, and we had $3.7 million in remaining availability.

     We believe that we have sufficient cash balances, working capital, availability under the line of credit and cash generated by continuing operations to fund operations for at least the next twelve months.

     Under the terms of our interest rate swap agreement, we must pay 7.5225% on $20 million, and in return receive a variable interest rate based on one-month LIBOR.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, the following factors should be considered carefully in evaluating our business and prospects.

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

     We derive a significant portion of revenue from continuing operations from a relatively limited number of clients. In 2001, our seven largest customers accounted for 91% of our revenue from continuing operations. Clients typically retain our services as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate the engagement at any time without a significant penalty. Moreover, there can be no assurance that existing clients will continue to engage us for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect our business, financial condition and results of operations. In addition, the level of services required by an individual client may diminish over the life of the relationship, and there can be no assurance we will be successful in establishing relationships with new clients as this occurs.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

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

     Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and March 31, 2002, the closing sale price has ranged from a low of $0.75 per share to a high of $31.13 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	Quarterly fluctuations in results of operations;

•	Adverse circumstances affecting the introduction, or market acceptance of new services we offer;

•	Announcements of new services by competitors;

•	Loss of key employees;

•	Changes in the regulatory environment or market conditions affecting the defense and aerospace industry;

•	Changes in earnings estimates and ratings by analysts;

•	Lack of market liquidity resulting from a relatively small amount of public stock float;

•	Changes in generally accepted accounting principles;

•	Sales of common stock by existing holders;

•	The announcement and market acceptance of proposed acquisitions and dispositions; and

•	Financial performance for any period resulting in the violation of debt covenants with any of our lenders which they are not willing to amend or waive and the subsequent loss of available bank lines for working capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

Principal shareholder has significant control.

     Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owns or controls approximately 38% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions. Our board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

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

     On May 12, 2000, we entered into an interest rate swap agreement whereby we pay a fixed rate of interest of 7.5225% on $20 million, and receive a variable rate of interest based on one-month LIBOR. We estimate that a 10% decrease in LIBOR would decrease our reported net income by approximately $37,000 annually.

     This interest rate sensitivity analyses disregards the possibility that rates can move in opposite directions and that gains from one category may or may not be offset by losses from another category and vice versa.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending litigation proceedings to which we are a party or to which any of our property is subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Amended and Restated Employee Stock Purchase Plan. Through the quarter ended March 31, 2002, approximately 909,364 shares of Common Stock have been purchased of the 950,000 shareholder approved shares reserved for issuance under the ESPP. The Board of Directors approved an additional 100,000 shares subject to shareholder approval at the June 5, 2002 annual shareholder meeting. The ESPP allows employees of the Company to purchase common stock, through bi-weekly payroll deductions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Asset Purchase Agreement dated January 11, 2001, by and between the Registrant and Lynch & Company, Inc. (filed on August 14, 2001 as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)
2.2	Asset Sale and Purchase Agreement dated March 23, 2001, by and between the Registrant and ICCE Technologies, Inc. (filed on August 14, 2001 as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)
2.3	Stock Purchase and Sale Agreement dated November 19, 2001, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation (filed on December November 27, 2001 as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K and incorporated herein by reference)
2.4	Amendment No.1 to Stock Purchase and Sale Agreement dated November 29, 2001, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation (filed on December 14, 2001 as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K and incorporated herein by reference)
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended by that certain Certificate of Ownership filed with the Secretary of State of the State of California on August 6, 1998, that certain Certificate of Ownership filed with the Secretary of State of the State of California on April 25, 2000, and that certain Certificate of Ownership filed with the Secretary of State of the State of California on January 24, 2002 (filed on March 15, 2002 as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference)
3.2	Amended and Restated Bylaws of the Registrant.*
4.1	Registration and Antidilution Rights Agreement dated December 29, 2000, by and among the Registrant and the Holders listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)
4.2	Controlling Shareholder Agreement dated December 29, 2000, by and among the Registrant, Steven S. Myers as Common Stockholder and the Purchasers listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.6 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)
4.3	Registration Rights Agreement dated May 29, 1998, by and among the Registrant and certain shareholders of Space Applications Corporation identified therein (filed on June 4, 1998 as Exhibit 2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)
4.4	Registration Rights Agreement dated August 20, 1998, by and among the Registrant and certain shareholders of Decision-Science Applications, Inc. set forth therein (filed on August 21, 1998 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K — (cont’d)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement (filed on April 17, 2001 as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K and incorporated herein by reference)
10.2	Amended and Restated Employee Stock Purchase Plan (filed on April 17, 2001 as Exhibit 10.2 to Registrant’s Annual Report on Form 10-K and incorporated herein by reference)
10.3	Office Facilities Lease (filed on November 21, 1997 as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference)
10.4	Note and Stock Purchase Agreement dated December 29, 2000, by and among the Registrant and the Guarantors and Purchasers listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)
10.5	Management Rights Agreement, dated December 29, 2000, by and between Libra Mezzanine Partners II-A, L.P. and the Registrant (filed on January 8, 2001 as Exhibit 99.7 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)
10.6	Employment Agreement dated as of February 1, 2000, by and between the Registrant and Steven S. Myers (filed on April 17, 2001 as Exhibit 10.17 to the Registrant’s Current Report on Form 10-K and incorporated herein by reference)
10.7	Amendment No. 1 to Employment Agreement dated as of December 29, 2000 by and between the Registrant and Steven S. Myers (filed on March 15, 2002 as Exhibit 10.7 to the Registrant’s Current Report on Form 10-K and incorporated herein by reference)
10.8	Amendment No. 2 to Employment Agreement dated as of April 12, 2002 by and between the Registrant and Steven S. Myers.*
10.9	Employment Agreement dated as of November 13, 2001 by and between the Registrant and Cathy L. Wood (filed on March 15, 2002 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference)
10.10	Employment Agreement dated as of November 13, 2001 by and between the Registrant and Thomas J. Amrhein (filed on March 15, 2002 as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference)
10.11	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association (filed on January 25, 2002 as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)
10.12	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association (filed on January 25, 2002 as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

*	Filed herewith.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K — (cont’d)

(b)	Reports on Form 8-K:

On January 25, 2002, SM&A filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the repayment in full of our senior subordinated indebtedness and the entry into a new revolving credit facility with City National Bank.

On January 29, 2002, SM&A filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the change of our name from Emergent Information Technologies, Inc., to SM&A.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A

	By:	/s/ CATHY L. WOOD

Dated: May 3, 2002		Cathy L. Wood Chief Financial Officer and Secretary

By:	/s/ JUDY L. BEDAR

Judy L. Bedar Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibits (numbered in accordance with item 601 of Regulation S-K).

Exhibit
No.	Description

2.1	Asset Purchase Agreement dated January 11, 2001, by and between the Registrant and Lynch & Company, Inc. (filed on August 14, 2001 as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)
2.2	Asset Sale and Purchase Agreement dated March 23, 2001, by and between the Registrant and ICCE Technologies, Inc. (filed on August 14, 2001 as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)
2.3	Stock Purchase and Sale Agreement dated November 19, 2001, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation (filed on December November 27, 2001 as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K and incorporated herein by reference)
2.4	Amendment No.1 to Stock Purchase and Sale Agreement dated November 29, 2001, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation (filed on December 14, 2001 as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K and incorporated herein by reference)
3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended by that certain Certificate of Ownership filed with the Secretary of State of the State of California on August 6, 1998, that certain Certificate of Ownership filed with the Secretary of State of the State of California on April 25, 2000, and that certain Certificate of Ownership filed with the Secretary of State of the State of California on January 24, 2002 (filed on March 15, 2002 as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference)
3.2	Amended and Restated Bylaws of the Registrant.*
4.1	Registration and Antidilution Rights Agreement dated December 29, 2000, by and among the Registrant and the Holders listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)
4.2	Controlling Shareholder Agreement dated December 29, 2000, by and among the Registrant, Steven S. Myers as Common Stockholder and the Purchasers listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.6 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)
4.3	Registration Rights Agreement dated May 29, 1998, by and among the Registrant and certain shareholders of Space Applications Corporation identified therein (filed on June 4, 1998 as Exhibit 2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)
4.4	Registration Rights Agreement dated August 20, 1998, by and among the Registrant and certain shareholders of Decision-Science Applications, Inc. set forth therein (filed on August 21, 1998 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

Exhibit
No.	Description

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement (filed on April 17, 2001 as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K and incorporated herein by reference)
10.2	Amended and Restated Employee Stock Purchase Plan (filed on April 17, 2001 as Exhibit 10.2 to Registrant’s Annual Report on Form 10-K and incorporated herein by reference)
10.3	Office Facilities Lease (filed on November 21, 1997 as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference)
10.4	Note and Stock Purchase Agreement dated December 29, 2000, by and among the Registrant and the Guarantors and Purchasers listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)
10.5	Management Rights Agreement, dated December 29, 2000, by and between Libra Mezzanine Partners II-A, L.P. and the Registrant (filed on January 8, 2001 as Exhibit 99.7 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)
10.6	Employment Agreement dated as of February 1, 2000, by and between the Registrant and Steven S. Myers (filed on April 17, 2001 as Exhibit 10.17 to the Registrant’s Current Report on Form 10-K and incorporated herein by reference)
10.7	Amendment No. 1 to Employment Agreement dated as of December 29, 2000 by and between the Registrant and Steven S. Myers (filed on March 15, 2002 as Exhibit 10.7 to the Registrant’s Current Report on Form 10-K and incorporated herein by reference)
10.8	Amendment No. 2 to Employment Agreement dated as of April 12, 2002 by and between the Registrant and Steven S. Myers.*
10.9	Employment Agreement dated as of November 13, 2001 by and between the Registrant and Cathy L. Wood (filed on March 15, 2002 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference)
10.10	Employment Agreement dated as of November 13, 2001 by and between the Registrant and Thomas J. Amrhein (filed on March 15, 2002 as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference)
10.11	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association (filed on January 25, 2002 as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)
10.12	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association (filed on January 25, 2002 as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

*	Filed herewith.