Form 10-Q
period 2002-06-30
SM&A
filed 2002-08-12
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

     The number of shares outstanding of the registrant’s common stock as of August 1, 2002 was 19,546,680.

SM&A

SM&A

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2002	2001

	(unaudited)

ASSETS

Current assets:
Cash	$4,570	$26,270
Restricted cash	500	3,265
Accounts receivable, net	8,000	9,022
Prepaid income taxes	—	1,860
Prepaid expenses and other current assets	287	385
Deferred income taxes	1,703	2,395

Total current assets	15,060	43,197
Property and equipment, net	623	557
Deferred income taxes	729	729
Other assets	108	118

	$16,520	$44,601

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$1,090	$1,487
Accrued compensation and related benefits	2,635	3,479
Income taxes payable	2,505	3,351
Current portion of long-term debt and capital lease obligations, net	68	22,232
Interest payable	—	695
Net liabilities of discontinued operations	4,048	7,483

Total current liabilities	10,346	38,727
Deferred rent	221	215
Interest rate swap, at fair value	1,695	1,786
Capital lease obligations, net of current portion	152	188
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	49,097	48,754
Accumulated deficit	(44,991)	(45,069)

Total shareholders’ equity	4,106	3,685

	$16,520	$44,601

See accompanying notes to consolidated financial statements

SM&A

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$13,654	$10,528	$26,206	$22,536
Cost of revenue	8,204	6,155	15,572	12,905

Gross margin	5,450	4,373	10,634	9,631
Selling, general and administrative expenses	2,986	2,818	5,893	5,989

Operating income	2,464	1,555	4,741	3,642
Other income (expense):
Interest expense, net	(306)	(444)	(740)	(882)
Unrealized gain (loss) on interest rate swap	(157)	164	91	(284)

Other income (expense), net	(463)	(280)	(649)	(1,166)

Income from continuing operations before income taxes	2,001	1,275	4,092	2,476
Income tax expense	658	523	1,515	1,005

Income from continuing operations	1,343	752	2,577	1,471
Loss from discontinued businesses, net of income taxes	—	(628)	—	(1,560)
Extraordinary loss from early extinguishment of debt, net of income taxes	—	—	(2,499)	—
Cumulative effect of adoption of FASB Statement No. 133, net of income taxes	—	—	—	(668)

Net income (loss)	$1,343	$124	$78	$(757)

Income per share from continuing operations:
Basic	$0.07	$0.04	$0.13	$0.08
Diluted	$0.07	$0.04	$0.13	$0.08
Loss per share from discontinued operations:
Basic	$—	$(0.03)	$—	$(0.08)
Diluted	$—	$(0.03)	$—	$(0.08)
Loss per share from early extinguishment of debt:
Basic	$—	$—	$(0.13)	$—
Diluted	$—	$—	$(0.12)	$—
Loss per share from cumulative effect of change in accounting:
Basic	$—	$—	$—	$(0.04)
Diluted	$—	$—	$—	$(0.04)

Net income (loss) per share:
Basic	$0.07	$0.01	$0.00	$(0.04)
Diluted	$0.07	$0.01	$0.00	$(0.04)

Shares used in calculating net income (loss) per share:
Basic	19,497	18,949	19,422	18,921
Diluted	20,563	18,967	20,419	18,921

See accompanying notes to consolidated financial statements.

SM&A

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,

	2002	2001

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$78	$(757)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	932
Cumulative effect of adoption of FASB 133, net of tax	—	668
Change in fair value of interest rate swap	(91)	284
Depreciation and amortization	124	117
Deferred income taxes	692	(2,802)
Amortization of debt issuance costs	4,165	232
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	1,022	(1,902)
Decrease in prepaid income taxes	1,860	6
Decrease in prepaid expense and other assets	108	407
Decrease in trade accounts and interest payable	(1,092)	(759)
Decrease in accrued compensation and related benefits	(844)	(537)
(Decrease) Increase in income taxes payable	(846)	6,121
Increase in other liabilities	6	283

Net cash provided by operating activities	5,182	2,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(190)	(18)
Decrease in restricted cash	2,765	—

Net cash provided by (used in) investing activities	2,575	(18)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated notes	(25,000)	—
Payment of early payment penalty on subordinated notes	(1,250)	—
Proceeds from issuance of common stock	343	246
Repayments under revolving line of credit facility	—	(1,946)
Repayments under capital lease obligation	(115)	(54)

Net cash (used in) provided by financing activities	(26,022)	(1,754)

Net (decrease) increase in cash from continuing operations	(18,265)	521
Net cash used in discontinued operations	(3,435)	411

Net (decrease) increase in cash	(21,700)	932
Cash at beginning of period	26,270	1,548

Cash at end of period	$4,570	$2,480

See accompanying notes to consolidated financial statements.

SM&A
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2002 and 2001
(unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at June 30, 2002 and the consolidated results of our operations and our cash flows for the three and six months ended June 30, 2002 and 2001.

     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     Reclassifications. Certain items in the 2001 financial statements have been reclassified to conform to the current period presentation.

NOTE 2. NET INCOME (LOSS) PER SHARE

     The following table illustrates the number of shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Denominator for basic income (loss) per common share weighted average shares outstanding during the period	19,497	18,949	19,422	18,921
Incremental common shares attributable to dilutive outstanding stock options	1,066	18	997	—

Denominator for diluted income (loss) per common share	20,563	18,967	20,419	18,921

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

     Following is summary financial information for our discontinued operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2001	2001

Revenue	$17,033	$34,708

Loss from operations of discontinued business before income taxes	$(1,011)	$(2,613)
Income tax benefit	383	1,053

Loss from operations of discontinued business	$(628)	$(1,560)

     Liabilities of the discontinued businesses totaled $4.0 million at June 30, 2002, including reserves for lease termination costs and contingent liabilities related to the sale of Emergent-East and accruals for professional fees.

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

     At June 30, 2002, we had no outstanding borrowings under the line of credit, the bank had issued letters of credit for $2.5 million and we had $2.1 million in remaining availability.

NOTE 4. REVOLVING LINE OF CREDIT — (cont’d)

     On May 12, 2000, we entered into an interest rate swap agreement to manage our interest rate risk exposure related to the former senior credit facility of the Company, which was repaid in November 2001. The agreement required that we pay a fixed rate of 7.5225% on $20 million and in turn receive a variable rate of interest based on one-month LIBOR. The agreement expires on June 1, 2004. Beginning January 1, 2001, the interest rate swap has been marked to market on a quarterly basis and the resulting gain or loss recognized in the statement of operations. During the three and six months ended June 30, 2002 and 2001, we recognized a loss of $157,000, a gain of $164,000, a gain of $91,000, and a loss of $284,000, respectively, related to the change in the fair value of the interest rate swap. On July 5, 2002, we paid $572,000 to reduce by one-third the value of the interest rate swap. The swap agreement has been amended to require that we pay 7.5225% on $13.3 million and, in return, we receive a variable interest rate based on one-month LIBOR.

NOTE 5. LONG-TERM DEBT

     We entered into a Note and Stock Purchase Agreement (the “Subordinated Debt Agreement”) dated December 29, 2000 with various investors (the “Purchasers”). In consideration of a $25.0 million investment, we issued to the Purchasers (i) 13% unsecured, Senior Subordinated Notes due in 2005 in the aggregate principal amount of $25.0 million (the “Notes”), and (ii) 2,250,000 shares of our common stock with a fair value of $1,968,750. The Subordinated Debt Agreement required payment of a premium if the Notes were prepaid within three years of the closing.

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

NOTE 6. RELATED PARTIES

     We entered into a contract with the Precept Group, for which one of the members of our Board of Directors serves as the President and CEO. During June 2002, The Precept Group was engaged to advise us on our executive compensation and to perform a human resources assessment. The contract value was determined through a review of prevailing market rates for such services. We paid the total contract value of $22,000 during the three months ended June 30, 2002.

     In addition, we entered into a contract with ProView, a subsidiary of the Precept Group, for which one of our members of our Board of Directors serves as the President and CEO. We have agreed to outsource our employee benefits administration which requires us to pay a $2,500 setup fee, $10.50 per employee per month for enrollment activity, benefit administration and billing administration, $25 per qualifying or $100 monthly minimum for COBRA processing, $4.00 per participant per month for flexible spending account administration and $1.50 per employee per month for use of a human resources intranet website. The contract value was determined through a review of prevailing market rates for such services. Under this contract, we paid $1,900 during the three months ended June 30, 2002.

     During June 2002, we entered into a right of offset and barter agreement with SummitJets, Inc. (SummitJets), which is owned by our CEO. The agreement provides for the offset of the existing accounts receivable and accounts payable balances between the companies. After the offset, SM&A is owed $114,000 which will be paid in the form of credits to use SummitJets aircraft. The $114,000 owed is for expenses incurred related to a former location sharing agreement for rent and related utilities. In June 2002, SummitJets moved into their own facilities and cancelled the existing location sharing agreement.

     One of the members of our Board of Directors has assisted us in brokering our excess real estate related to the sale of our discontinued operations. We paid him $4,600 and $44,200 during the three and six months ended June 30, 2002, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SM&A is a provider of integrated proposal management services through a proprietary proposal management strategy and process. In conjunction with this process, we typically assume a leadership role and place dedicated teams at client facilities to manage all aspects of the competitive proposal development process. We also leverage success in winning business for our clients and our involvement in the project life cycle to extend our services beyond proposal development to our comprehensive capabilities in the areas of information technology services, systems engineering, program integration, and other technical areas. SM&A has been expanding its management consulting practice with traditional aerospace and defense companies, as well as other commercial customers.

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

     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made by or on behalf of us, and those statements should be read together with this discussion and analysis.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

     Following is summary financial information for our discontinued operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2001	2001

Revenue	$17,033	$34,708

Loss from operations of discontinued business before income taxes	$(1,011)	$(2,613)
Income tax benefit	383	1,053

Loss from operations of discontinued business	$(628)	$(1,560)

     Liabilities of the discontinued businesses totaled $4.0 million at June 30, 2002, including reserves for lease termination costs and contingent liabilities related to the sale of Emergent-East and accruals for professional fees.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain historical operating results as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	60.1	58.5	59.4	57.2

Gross margin	39.9	41.5	40.6	42.8
Selling, general and administrative expenses	21.9	26.8	22.5	26.6

Operating income	18.0	14.8	18.1	16.2
Income from continuing operations	9.8%	7.1%	9.8%	6.5%

     The foregoing table and the comparison that follows do not include the discontinued operations of Emergent-East and other discontinued operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Revenue. We derive our revenue from the various consulting services that we provide: proposal management; program support services; management consulting; and competitive strategy services. Revenue increased $3.1 million, or 29.7%, to $13.7 million for the three months ended June 30, 2002 compared to $10.5 million for the three months ended June 30, 2001. The increase is primarily the result of an increase in program support services revenue. This increase was partially offset by a decrease in proposal management revenue related to a lower number of major procurements due to a delay in procurements while the government reassesses national priorities after the events of September 11, 2001.

     Gross Margin. Gross margin increased $1.1 million, or 24.6%, to $5.5 million, for the three months ended June 30, 2002 as compared to $4.4 million for the three months ended June 30, 2001. As a percentage of revenue, gross margin decreased to 39.9% compared to 41.5% for the three months ended June 30, 2001. The decrease in gross margin percentage is a result of increased revenue from program support services which carry slightly lower margins than our other services, but they are generally at the 40% level.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities such as facility rent, insurance and utilities. Selling, general and administrative expenses increased $168,000, or 6.0%, to $3.0 million for the three months ended June 30, 2002, as compared to $2.8 million for the three months ended June 30, 2001. As a percentage of revenue, selling, general and administrative expenses decreased to 21.9% for the three months ended June 30, 2002, as compared to 26.8% for the same period of the prior year. The decrease is the result of reductions in executive personnel and general corporate overhead resulting from cost control initiatives implemented in fiscal 2001. We plan to invest in our infrastructure over the next few quarters, primarily in recruiting and training. Therefore, we expect that the level of selling, general and administrative expenses may be somewhat higher as a percentage of revenue for the remainder of the year.

     Operating Income. Operating income was $2.5 million for the three months ended June 30, 2002 compared to $1.6 million for the three months ended June 30, 2001, an increase of $909,000. As a percentage of revenue, operating income increased to 18.0% for the three months ended June 30, 2001, from 14.8% in the same period of the prior year. Operating income increased due to the increased revenue and the decreased selling, general and administrative expenses, as discussed above.

     Interest Expense, net. Interest expense, net was $306,000 for the three months ended June 30, 2002 compared to $444,000 for the three months ended June 30, 2001, a decrease of $138,000. Included in interest expense is the amortization of debt discount in 2001, and interest on interim borrowings on our line of credit and our interest rate swap in 2002.

     Unrealized Gain (Loss) on Interest Rate Swap. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value and requires that changes in the derivatives fair value be recognized in earnings unless specific hedging criteria are met. We have one interest rate swap agreement that does not qualify as a cash flow hedge. Accordingly, during the second quarter of fiscal 2002 and 2001, we recorded a loss of $157,000, and a gain of $164,000, respectively, to recognize the change in the fair value of our interest rate swap.

     Income Tax Expense. Our effective income tax rate for the three months ended June 30, 2002 was 32.9% and was comparable to the 41.0% rate incurred in the three months ended June 30, 2001. During the second quarter of fiscal 2002, we received an income tax refund of $145,000, which decreased our income tax expense. The excess refund was due primarily to a recent change in tax law relating to alternative minimum taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Revenue. Revenue increased $3.7 million, or 16.3%, to $26.2 million for the six months ended June 30, 2002 compared to $22.5 million for the six months ended June 30, 2001. The increase is primarily the result of an increase in program support services revenue. This increase was partially offset by a decrease in proposal management revenue related to a lower number of major procurements due to a delay in procurements while the government reassesses national priorities after the events of September 11, 2001.

     Gross Margin. Gross margin increased $1.0 million, or 10.4%, to $10.6 million for the six months ended June 30, 2002 as compared to $9.6 million for the six months ended June 30, 2001. As a percentage of revenue, gross margin decreased to 40.6% compared to 42.8% for the six months ended June 30, 2001. The decrease in gross margin percentage is a result of increased revenue from program support services which carry slightly lower margins than our other services, but they are generally at the 40% level.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities such as facility rent, insurance and utilities. Selling, general and administrative expenses decreased $96,000, or 1.6%, to $5.9 million for the six months ended June 30, 2002, as compared to $6.0 million for the six months ended June 30, 2001. As a percentage of revenue, selling, general and administrative expenses decreased to 22.5% for the six months ended June 30, 2002, as compared to 26.6% for the same period of the prior year. The decrease is the result of reductions in executive personnel and general corporate overhead resulting from cost control initiatives implemented in fiscal 2001. We plan to invest in our infrastructure over the next few quarters, primarily in recruiting and training. Therefore, we expect that the level of selling, general and administrative expenses may be somewhat higher as a percentage of revenue for the remainder of the year.

     Operating Income. Operating income was $4.7 million for the six months ended June 30, 2002 compared to $3.6 million for the six months ended June 30, 2001, an increase of $1.1 million. As a percentage of revenue, operating income increased to 18.1% for the six months ended June 30, 2002, from 16.2% in the same period of the prior year. Operating income increased due to the increased revenue and the decreased selling, general and administrative expenses, as discussed above.

     Interest Expense, net. Interest expense, net was $740,000 for the six months ended June 30, 2002 compared to $882,000 for the three months ended June 30, 2001, a decrease of $142,000. Included in interest expense is the amortization of debt discount in 2001, and interest on interim borrowings on our line of credit and our interest rate swap in 2002.

     Unrealized Gain (Loss) on Interest Rate Swap. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value and requires that changes in the derivatives fair value be recognized in earnings unless specific hedging criteria are met. We have one interest rate swap agreement that does not qualify as a cash flow hedge. Accordingly, during the first six months of fiscal 2002 and 2001, we recorded a gain of $91,000, and a loss of $284,000, respectively, to recognize the change in the fair value of our interest rate swap.

     Income Tax Expense. Our effective income tax rate for the six months ended June 30, 2002 was 37.0% and was comparable to the 40.7% rate incurred in the six months ended June 30, 2001. During the second quarter of fiscal 2002, we received an income tax refund of $145,000, which decreased our income tax expense. The excess refund was due primarily to a recent change in tax law relating to alternative minimum taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

LIQUIDITY AND CAPITAL RESOURCES

     Net Cash Provided by Operating Activities. For the six months ended June 30, 2002, net cash provided by operating activities of $5.2 million reflected our income from continuing operations of $2.6 million, increased by non-cash charges for depreciation, amortization and the amortization of debt issuance costs offset by an increase in deferred tax assets and an increase in working capital.

     Net Cash Provided by Investing Activities. For the six months ended June 30, 2002, net cash provided by investing activities was $2.6 million which primarily related to a decrease in restricted cash from $3.3 million to $500,000. A portion of our cash acts as collateral for a stand-by letter of credit that guarantees our obligations under the interest rate swap. This cash collateral is shown as restricted cash in the condensed consolidated balance sheets.

     We entered into an agreement with a software vendor in July 2002 to purchase an Enterprise Resource Planning (ERP) software program. For the remaining six months of this year, the software program, installation, and maintenance costs are estimated to cost us approximately $400,000 to $500,000. The costs will be capitalized as a capital expenditure and depreciated over five years starting from the date the ERP software program is placed into service.

     Net Cash Used in Financing Activities. For the six months ended June 30, 2002, net cash of $26.0 million was used in financing activities primarily for repayment in full of our subordinated notes, net of proceeds from the issuance of common stock under our Employee Stock Purchase Plan and from exercise of stock options.

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

     At June 30, 2002, we had no outstanding borrowings under the line of credit, the bank had issued letters of credit for $2.5 million and we had $2.1 million in remaining availability.

     On May 12, 2000, we entered into an interest rate swap agreement to manage our interest rate risk exposure related to the former senior credit facility of the Company, which was repaid in November 2001. The agreement requires that we pay a fixed rate of 7.5225% on $20 million and in turn receive a variable rate of interest based on one-month LIBOR. The agreement expires on June 1, 2004. Beginning January 1, 2001, the interest rate swap has been marked to market on a quarterly basis and the resulting gain or loss recognized in the statement of operations. During the three and six months ended June 30, 2002 and 2001, we recognized a loss of $157,000, a gain of $164,000, a gain of $91,000, and a loss of $284,000, respectively, related to the change in the fair value of the interest rate swap. On July 5, 2002, we paid $572,000 to reduce by one-third the value of the interest rate swap. The swap agreement has been amended to require that we pay 7.5225% on $13.3 million and, in return, we receive a variable interest rate based on one-month LIBOR.

     On November 30, 2001, we completed the sale of Emergent-East. We used the proceeds from the sale to pay off our revolving credit facility in November 2001. At December 31, 2001, our outstanding debt for subordinated notes was $25.0 million. On January 11, 2002, we repaid all amounts outstanding and a $1.25 million prepayment penalty. Concurrent with the repayment of our long-term debt, we entered into the line of credit agreement discussed above with a bank for working capital purposes.

     We believe that we have sufficient cash balances, working capital, availability under the line of credit and cash generated by continuing operations to fund operations for at least the next twelve months.

     The Company’s contractual obligations are as follows at June 30, 2002:

Contractual Obligations	Payments Due By Period

		1 Year	2-3	4-5	After 5
In thousands	Total	or Less	Years	Years	Years

Capital lease obligations	$220	$68	$152	$—	$—
Operating leases	2,405	489	978	938	—
Operating leases related to discontinued operations	2,214	614	420	280	900
Interest rate swap	1,922	1,003	919	—	—

Total	$6,761	$2,174	$2,469	$1,218	$900

     Operating leases related to discontinued operations represents office space previously occupied by the Emergent-East and Emergent-Central divisions. The amounts above represent the remaining lease commitments over the term of the lease. During the six months ended June 30, 2002, we bought out two leased properties for $810,000 and reduced our discontinued operations accrual by the same amount. We have three subleases of our properties that cover a portion of our lease requirement, which we expect to continue for the life of the lease. The Company is continuing the process of identifying sub-lessees for our remaining property or negotiating lease buy-outs with the lessors.

     Under the terms of our interest rate swap agreement, we must pay 7.5225% on $20 million, and in return receive a variable interest rate based on one-month LIBOR through June 2004. The above amounts represent only our contractual payments under the agreement. In July 2002, we paid $572,000 to reduce by one-third the value of the interest rate swap. The swap agreement has been amended to require that we pay 7.5225% on $13.3 million and, in return, we receive a variable interest rate based on one-month LIBOR. Accordingly, future contractual payments will be reduced commensurately.

     In addition to our contractual obligations, the Company maintains certain commercial commitments. The Company has deposited $3.0 million with a financial institution as collateral for letters of credit that guarantee certain of the Company’s contractual obligations, primarily the interest rate swap agreement and certain property leases. The expiration of those commitments is as follows:

Other Commercial
Commitments		Amount of Commitment Expiration Per Period

	Total Amounts	Less Than	2 - 3	4 - 5	Over 5
In thousands	Committed	1 Year	Years	Years	Years

Standby Letters of Credit	$3,015	$500	$2,515	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, the following factors should be considered carefully in evaluating our business and prospects.

Our business depends substantially on the defense industry.

     Our proposal management business depends substantially on U.S. Government expenditures for defense products. Any decline in the future defense procurement expenditures could affect the opportunities available to our clients and, indirectly, us. A number of factors could contribute to such a decline in opportunities, including:

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

We rely heavily upon our key employees.

     Our success is highly dependent upon the efforts, abilities, and business generation capabilities and project execution of our executive officers, in particular those of Steven S. Myers, Chief Executive Officer and Chairman of the Board, Cathy L. Wood, Executive Vice President and Chief Financial Officer, and Bennett Beaudry, Executive Vice President and Chief Operating Officer. The loss of the services of these key individuals for any reason could materially and adversely affect our business, operating results and financial condition.

     Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled professionals. The loss of some or a significant number of our professionals or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on us, including our ability to obtain and successfully complete important engagements and thus maintain or increase our revenue. Qualified consultants are in great demand and are likely to remain a limited resource for the foreseeable future.

Our stock price is subject to significant volatility.

     Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and June 30, 2002, the closing sale price has ranged from a low of $0.75 per share to a high of $31.13 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

     Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owns or controls approximately 37.3% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions. Our board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

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

     On May 12, 2000, we entered into an interest rate swap agreement whereby we pay a fixed rate of interest of 7.5225% on $20 million, and receive a variable rate of interest based on one-month LIBOR. On July 5, 2002, we paid $572,000 to reduce by one-third the value of the interest rate swap. The swap agreement has been amended to require that we pay 7.5225% on $13.3 million and, in return, we receive a variable interest rate based on one-month LIBOR. Based on the notional amount of $13.3 million, we estimate that a 10% decrease in LIBOR would decrease our reported net income by approximately $25,000 annually.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders was held on June 5, 2002.

(b)	Elected Directors: Steven S. Myers, J. Christopher Lewis, Albert S. Nagy, Luther J. Nussbaum, Wade R. Olson, Robert J. Untracht and John R. Woodhull.

(c)(i)	Election of seven directors as follows:

	For	Against	Abstain

Steven S. Myers	17,416,253	0	181,819
J. Christopher Lewis	17,542,399	0	55,673
Albert S. Nagy	17,499,483	0	98,589
Luther J. Nussbaum	17,502,388	0	95,684
Wade R. Olson	17,519,995	0	78,077
Robert J. Untracht	17,520,135	0	77,937
John R. Woodhull	17,535,452	0	62,620

(c)(ii)	To approve an amendment to the Company’s Amended and Restated Stock Purchase Plan, to increase the number of shares of common stock available under the Restated Stock Purchase Plan to 1,050,000 shares and changing the Purchase Dates to quarterly versus semi-annually:

For: 12,378,737 Broker-Non Vote: 5,026,136	Against: 110,787	Abstain: 82,412

(c)(iii)	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

For: 17,538,941	Against: 161,760	Abstain: 83,024

ITEM 5.     OTHER INFORMATION

     We entered into a contract with the Precept Group, for which one of the members of our Board of Directors serves as the President and CEO. During June 2002, The Precept Group was engaged to advise us on our executive compensation and to perform a human resources assessment. The contract value was determined through a review of prevailing market rates for such services. We paid the total contract value of $22,000 during the three months ended June 30, 2002.

     In addition, we entered into a contract with ProView, a subsidiary of the Precept Group, for which one of our members of our Board of Directors serves as the President and CEO. We have agreed to outsource our employee benefits administration which requires us to pay a $2,500 setup fee, $10.50 per employee per month for enrollment activity, benefit administration and billing administration, $25 per qualifying or $100 monthly minimum for COBRA processing, $4.00 per participant per month for flexible spending account administration and $1.50 per employee per month for use of a human resources intranet website. The contract value was determined through a review of prevailing market rates for such services. Under this contract, we paid $1,900 during the three months ended June 30, 2002.

     During the second quarter of 2002, Mr. Tom Amrhein agreed to a change in his position at the company from President & General Manager to a Senior Vice President position responsible for account management. The general manager position was eliminated and the responsibilities subsumed by Mr. Bennett Beaudry, who was elected by the board as the company's Chief Operating Officer at the June Board Meeting. Subsequently, on July 1st, Mr. Amrhein tendered his resignation from the company. The company does not anticipate any adverse consequences as a result of Mr. Amrhein's departure.

     During June 2002, we entered into a right of offset and barter agreement with SummitJets, Inc. (SummitJets), which is owned by our CEO. The agreement provides for the offset of the existing accounts receivable and accounts payable balances between the companies. After the offset, SM&A is owed $114,000 which will be paid in the form of credits to use SummitJets aircraft. The $114,000 owed is for expenses incurred related to a former location sharing agreement for rent and related utilities. In June 2002, SummitJets moved into their own facilities and cancelled the existing location sharing agreement.

     One of the members of our Board of Directors has assisted us in brokering our excess real estate related to the sale of our discontinued operations. We paid him $4,600 and $44,200 during the three and six months ended June 30, 2002, respectively.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

     (a)  Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Asset Purchase Agreement dated January 11, 2001, by and between the Registrant and Lynch & Company, Inc. (filed on August 14, 2001 as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

2.2	Asset Sale and Purchase Agreement dated March 23, 2001, by and between the Registrant and ICCE Technologies, Inc. (filed on August 14, 2001 as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

2.3	Stock Purchase and Sale Agreement dated November 19, 2001, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation (filed on December November 27, 2001 as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K and incorporated herein by reference).

2.4	Amendment No.1 to Stock Purchase and Sale Agreement dated November 29, 2001, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation (filed on December 14, 2001 as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended by that certain Certificate of Ownership filed with the Secretary of State of the State of California on August 6, 1998, that certain Certificate of Ownership filed with the Secretary of State of the State of California on April 25, 2000, and that certain Certificate of Ownership filed with the Secretary of State of the State of California on January 24, 2002 (filed on March 15, 2002 as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed on May 3, 2002, 2002 as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.)

4.1	Registration and Antidilution Rights Agreement dated December 29, 2000, by and among the Registrant and the Holders listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

4.2	Controlling Shareholder Agreement dated December 29, 2000, by and among the Registrant, Steven S. Myers as Common Stockholder and the Purchasers listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.6 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

4.3	Registration Rights Agreement dated May 29, 1998, by and among the Registrant and certain shareholders of Space Applications Corporation identified therein (filed on June 4, 1998 as Exhibit 2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

4.4	Registration Rights Agreement dated August 20, 1998, by and among the Registrant and certain shareholders of Decision-Science Applications, Inc. set forth therein (filed on August 21, 1998 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K — (cont’d)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement (filed on April 17, 2001 as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K and incorporated herein by reference).

10.2	Amended and Restated Employee Stock Purchase Plan (filed on April 29, 2002 as Exhibit C to the Registrant’s Definitive Revised Proxy Statement on Form 14A and incorporated herein by reference).

10.3	Office Facilities Lease (filed on November 21, 1997 as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference).

10.4	Note and Stock Purchase Agreement dated December 29, 2000, by and among the Registrant and the Guarantors and Purchasers listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.5	Management Rights Agreement dated December 29, 2000, by and between Libra Mezzanine Partners II-A, L.P. and the Registrant (filed on January 8, 2001 as Exhibit 99.7 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.6	Employment Agreement dated as of February 1, 2000, by and between the Registrant and Steven S. Myers (filed on April 17, 2001 as Exhibit 10.17 to the Registrant’s Current Report on Form 10-K and incorporated herein by reference).

10.7	Amendment No. 1 to Employment Agreement dated as of December 29, 2000 by and between the Registrant and Steven S. Myers (filed on March 15, 2002 as Exhibit 10.7 to the Registrant’s Current Report on Form 10-K and incorporated herein by reference).

10.8	Amendment No. 2 to Employment Agreement dated as of April 12, 2002 by and between the Registrant and Steven S. Myers (filed on May 3, 2002, 2002 as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.)

10.9	Employment Agreement dated as of November 13, 2001 by and between the Registrant and Cathy L. Wood (filed on March 15, 2002 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference).

10.10	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association (filed on January 25, 2002 as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

10.11	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association (filed on January 25, 2002 as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference).

*	Filed herewith.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K — (cont’d)

     (b)  Reports on Form 8-K:

On April 22, 2002 the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the appointment of Wade R. Olson and Robert J. Untracht to fill the vacancies on the Board of Directors until the annual meeting of the Company’s shareholders held on June 5, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A

	By:	/s/ CATHY L. WOOD

Dated: August 12, 2002		Cathy L. Wood Executive Vice President, Chief Financial Officer and Secretary

	By:	/s/ JUDY L. BEDAR

Judy L. Bedar Vice President, Corporate Controller and Chief Accounting Officer

CERTIFICATION UNDER SECTION 906 OF
THE SARBARNES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbarnes-Oxley Act of 2002, each of the undersigned certifies that the quarterly report on Form 10-Q for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of SM&A.

Dated: August 12, 2002	/s/ STEVEN S. MYERS
Steven S. Myers President and Chief Executive Officer

/s/ CATHY L. WOOD
Cathy L. Wood Executive Vice President, Chief Financial Officer and Secretary