Form 10-Q
period 2002-09-30
SM&A
filed 2002-11-04
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     The number of shares outstanding of the registrant’s common stock as of October 31, 2002 was 19,685,380.

SM&A

INDEX

PART I. FINANCIAL INFORMATION

SM&A

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,437	$26,270
Restricted cash	—	3,265
Accounts receivable, net	9,022	9,022
Prepaid income taxes	—	1,860
Prepaid expenses and other current assets	550	385
Deferred income taxes	1,703	2,395

Total current assets	14,712	43,197
Property and equipment, net	1,005	557
Deferred income taxes	729	729
Other assets	108	118

	$16,554	$44,601

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,353	$1,487
Accrued compensation and related benefits	2,134	3,479
Income taxes payable	3,599	3,351
Current portion of long-term debt and capital lease obligations, net	70	22,232
Interest payable	—	695
Net liabilities of discontinued operations	3,100	7,483

Total current liabilities	10,256	38,727
Deferred rent	220	215
Interest rate swap, at fair value	—	1,786
Capital lease obligations, net of current portion	133	188
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	49,325	48,754
Accumulated deficit	(43,380)	(45,069)

Total shareholders’ equity	5,945	3,685

	$16,554	$44,601

See accompanying notes to consolidated financial statements

SM&A

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$14,315	$11,391	$40,521	$33,927
Cost of revenue	8,361	6,844	23,933	19,748

Gross margin	5,954	4,547	16,588	14,179
Selling, general and administrative expenses	2,985	2,837	8,878	8,826

Operating income	2,969	1,710	7,710	5,353
Other income (expense):
Interest expense, net	(150)	(333)	(890)	(1,216)
Unrealized gain (loss) on interest rate swap	(86)	(690)	5	(974)

Other income (expense), net	(236)	(1,023)	(885)	(2,190)

Income from continuing operations before income taxes	2,733	687	6,825	3,163
Income tax expense	1,122	227	2,637	1,231

Income from continuing operations	1,611	460	4,188	1,932
Loss from discontinued businesses, net of income taxes	—	(4,706)	—	(6,267)
Loss on disposal of discontinued businesses, net of income taxes	—	(14,431)	—	(14,431)
Extraordinary loss from early extinguishment of debt, net of income taxes	—	—	(2,499)	—
Cumulative effect of adoption of FASB Statement No. 133, net of income taxes	—	—	—	(668)

Net income (loss)	$1,611	$(18,677)	$1,689	$(19,434)

Income per share from continuing operations:
Basic	$0.08	$0.02	$0.22	$0.11
Diluted	$0.08	$0.02	$0.21	$0.11
Loss per share from discontinued operations:
Basic	$—	$(1.00)	$—	$(1.09)
Diluted	$—	$(1.00)	$—	$(1.09)
Loss per share from early extinguishment of debt:
Basic	$—	$—	$(0.13)	$—
Diluted	$—	$—	$(0.12)	$—
Loss per share from cumulative effect of change in accounting:
Basic	$—	$—	$—	$(0.04)
Diluted	$—	$—	$—	$(0.04)

Net income (loss) per share:
Basic	$0.08	$(0.98)	$0.09	$(1.02)
Diluted	$0.08	$(0.98)	$0.08	$(1.02)

Shares used in calculating net income (loss) per share:
Basic	19,602	19,137	19,483	18,993
Diluted	20,510	19,152	20,447	19,027

See accompanying notes to consolidated financial statements.

SM&A

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,689	$(19,434)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	20,698
Cumulative effect of adoption of FASB 133, net of tax	—	668
Change in fair value of interest rate swap	(5)	974
Depreciation and amortization	190	193
Deferred income taxes	692	(1,209)
Amortization of debt issuance costs	4,165	393
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	—	(1,866)
Decrease in prepaid income taxes	1,860	1,287
(Increase) Decrease in prepaid expense and other assets	(155)	365
Decrease in trade accounts and interest payable	(829)	(259)
Decrease in accrued compensation and related benefits	(1,345)	(448)
Increase in income taxes payable	248	776
Increase (Decrease) in other liabilities	5	1,309

Net cash provided by operating activities	6,515	3,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(638)	(47)
Disposal of property and equipment	—	440
Decrease in restricted cash	3,265	—

Net cash provided by (used in) investing activities	2,627	393

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated notes	(25,000)	—
Payment of early payment penalty on subordinated notes	(1,250)	—
Payments on termination of interest rate swap agreement	(1,781)	—
Proceeds from issuance of common stock	571	415
Repayments under revolving line of credit facility	—	(4,750)
Repayments under capital lease obligations	(132)

Net cash used in financing activities	(27,592)	(4,335)

Net decrease in cash from continuing operations	(18,450)	(495)
Net cash provided by (used in) discontinued operations	(4,383)	401

Net decrease in cash	(22,833)	(94)
Cash and cash equivalents at beginning of period	26,270	1,548

Cash and cash equivalents at end of period	$3,437	$1,454

See accompanying notes to consolidated financial statements.

SM&A
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2002 and 2001
(unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position at September 30, 2002 and the consolidated results of our operations and our cash flows for the three and nine months ended September 30, 2002 and 2001.

     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

     The accompanying unaudited condensed consolidated financial statements do not include all footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2002.

     Cash and Cash Equivalents. We consider all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

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

     We also adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. Statement No. 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations.” This Statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of Statement 144 did not have a material effect on our results of operations, financial position or cash flows.

     Reclassifications. Certain items in the 2001 financial statements have been reclassified to conform to the current period presentation.

NOTE 2. NET INCOME (LOSS) PER SHARE

The following table illustrates the number of shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Denominator for basic income (loss) per common share weighted average shares outstanding during the period	19,602	19,137	19,483	18,993
Incremental common shares attributable to dilutive outstanding stock options	908	15	964	34

Denominator for diluted income (loss) per common share	20,510	19,152	20,447	19,027

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

     Following is summary financial information for our discontinued operations (in thousands):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2001	2001

Revenue	$15,095	$49,663
Income (loss) from operations of discontinued business:	(7,024)	(9,637)
Income tax (expense) benefit	2,318	3,370

Loss from operations of discontinued business	$(4,706)	$(6,267)

Loss on disposal of discontinued businesses before income taxes	$(16,841)	$(16,841)
Income tax benefit	2,410	2,410

Loss from disposal of discontinued businesses	$(14,431)	$(14,431)

     Liabilities of the discontinued businesses totaled $3.1 million at September 30, 2002, including reserves for lease termination costs and contingent liabilities related to the sale of Emergent-East. Under the terms of the sale agreement, we indemnified the purchaser for potential liabilities for items such as environmental matters, breach of warranty, and earn-out payments for the two-year period ending November 30, 2003.

NOTE 4. REVOLVING LINE OF CREDIT

     In January 2002, we entered into a line of credit agreement with a bank for working capital purposes. The line of credit, which expires on April 30, 2003, provides for maximum borrowings of $7.5 million, based on eligible receivables, at the prime rate. Borrowings under the revolving credit agreement are secured by a lien on substantially all of our assets. The agreement requires us to comply with certain financial covenants pertaining to our tangible net worth and ratio of total liabilities to tangible net worth (as defined in the agreement) and also contains certain negative covenants which, among other things, restrict our ability to incur additional indebtedness, sell our assets, make certain types of investments and engage in certain types of mergers and acquisitions.

     At September 30, 2002, we had no outstanding borrowings under the line of credit, the bank had issued letters of credit for $515,000 and we had $6.0 million in remaining availability.

     On May 12, 2000, we entered into an interest rate swap agreement to manage our interest rate risk exposure related to the former senior credit facility of the Company, which was repaid in November 2001. The agreement required that we pay a fixed rate of 7.5225% on $20 million and in turn receive a variable rate of interest based on one-month LIBOR. Beginning January 1, 2001, the interest rate swap has been marked to market on a quarterly basis and the resulting gain or loss recognized in the statement of operations. During the three and nine months ended September 30, 2002 and 2001, we recognized a loss of $86,000, a gain of $5,000, a loss of $690,000, and a loss of $974,000, respectively, related to the change in the fair value of the interest rate swap. During the third quarter ended September 30, 2002, we paid in full the remaining value of the interest rate swap and, as a result, the interest rate swap agreement was terminated.

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

NOTE 6. RELATED PARTIES

     We entered into a contract with the Precept Group, for which one of the members of our Board of Directors serves as the President and CEO. During June 2002, The Precept Group was engaged to advise us on our executive compensation and to perform a human resources assessment. The contract value was determined through a review of prevailing market rates for such services. We paid the total contract value of $22,000 during the nine months ended September 30, 2002.

     In addition, we entered into a contract with ProView, a subsidiary of the Precept Group, for which one of our members of our Board of Directors serves as the President and CEO. We have agreed to outsource our employee benefits administration which requires us to pay a $2,500 setup fee, $10.50 per employee per month for enrollment activity, benefit administration and billing administration, $25 per qualifying or $100 monthly minimum for COBRA processing, $4.00 per participant per month for flexible spending account administration and $1.50 per

NOTE 6. RELATED PARTIES — (cont’d)

employee per month for use of a human resources intranet website. The contract value was determined through a review of prevailing market rates for such services. Under this contract, we paid $41,000 and $43,000 during the three and nine months ended September 30, 2002, respectively.

During June 2002, we entered into a right of offset and barter agreement with SummitJets, Inc. (SummitJets), which is owned by our CEO. The agreement provides for the offset of the existing accounts receivable and accounts payable balances between the companies. After giving effect to the offset, we were owed $114,000, which amounts SummitJets agreed to pay in the form of credits to use SummitJets aircraft. The $114,000 owed represents expenses incurred related to a former location sharing agreement for rent and related utilities. In June 2002, SummitJets moved into their own facilities and cancelled the existing location sharing agreement. During the three and nine months ended September 30, 2002, total credits used were $42,000 and are included in Selling, General and Administrative Expenses.

     One of the members of our Board of Directors assisted us in brokering our excess real estate related to the sale of our discontinued operations. We paid him $44,300 during the nine months ended September 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are a provider of integrated proposal management services through a proprietary proposal management strategy and process. In conjunction with this process, we typically assume a leadership role and place dedicated teams at client facilities to manage all aspects of the competitive proposal development process. We also leverage success in winning business for our clients and our involvement in the project life cycle to extend our services beyond proposal development to our comprehensive capabilities in the areas of information technology services, systems engineering, program integration, and other technical areas. We have been expanding its management consulting practice with traditional aerospace and defense companies, as well as other commercial customers.

Forward-Looking Statements

     From time to time, we may make forward-looking public statements, such as statements concerning expected future revenue or earnings or concerning projected plans, performance, contract procurement as well as other estimates relating to future operations. Forward-looking statements may appear in this report or in other reports filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases, investor presentations or in informal statements made with the approval of an authorized executive officer. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “projected,” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

     Following is summary financial information for our discontinued operations (in thousands):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2001	2001

Revenue	$15,095	$49,663
Income (loss) from operations of discontinued business:	(7,024)	(9,637)
Income tax (expense) benefit	2,318	3,370

Loss from operations of discontinued business	$(4,706)	$(6,267)

Loss on disposal of discontinued businesses before income taxes	$(16,841)	$(16,841)
Income tax benefit	2,410	2,410

Loss from disposal of discontinued businesses	$(14,431)	$(14,431)

     Liabilities of the discontinued businesses totaled $3.1 million at September 30, 2002, including reserves for lease termination costs and contingent liabilities related to the sale of Emergent-East. Under the terms of the sale agreement, we indemnified the purchaser for potential liabilities for items such as environmental matters, breach of warranty, and earn-out payments for the two-year period ending November 30, 2003.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain historical operating results as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	58.4	60.1	59.1	58.2

Gross margin	41.6	39.9	40.9	41.8
Selling, general and administrative expenses	20.9	24.9	21.9	26.0

Operating income	20.7	15.0	19.0	15.8
Income from continuing operations	11.3%	0.0%	10.3%	5.7%

     The foregoing table and the comparison that follows do not include the discontinued operations of Emergent-East and other discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Revenue. We derive our revenue from the various consulting services that we provide: proposal management; program support; management consulting; and competitive strategy services. Revenue increased $2.9 million, or 25.7%, to $14.3 million for the three months ended September 30, 2002 compared to $11.4 million for the three months ended September 30, 2001. The increase is primarily the result of an increase in program support services revenue. This increase was partially offset by a decrease in proposal management revenue related to a lower number of major procurements due to a delay in procurements while the government reassesses national priorities after the events of September 11, 2001.

     Gross Margin. Gross margin increased $1.4 million, or 30.9%, to $6.0 million, for the three months ended September 30, 2002 as compared to $4.5 million for the three months ended September 30, 2001. As a percentage of revenue, gross margin increased to 41.6% compared to 39.9% for the three months ended September 30, 2001. The increase in gross margin percentage is a result of management’s focus on reducing travel related direct costs as a percentage of revenue during the third quarter of 2002. These costs are a pass through expense billed to our clients.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for management and administrative personnel, professional services and other general corporate activities such as facility rent, insurance and utilities. Selling, general and administrative expenses increased $148,000, or 5.2%, to $3.0 million for the three months ended September 30, 2002, as compared to $2.8 million for the three months ended September 30, 2001. As a percentage of revenue, selling, general and administrative expenses decreased to 20.9% for the three months ended September 30, 2002, as compared to 24.9% for the same period of the prior year. The decrease as a percentage of revenue is the result of reductions in executive personnel and general corporate overhead resulting from cost control initiatives implemented in fiscal 2001 and continued in 2002. We plan to invest in our infrastructure over the next few quarters, primarily in recruiting and training. Therefore, we expect that the level of selling, general and administrative expenses may be somewhat higher as a percentage of revenue for the remainder of the year.

     Operating Income. Operating income was $3.0 million for the three months ended September 30, 2002 compared to $1.7 million for the three months ended September 30, 2001, an increase of $1.3 million. As a percentage of revenue, operating income increased to 20.7% for the three months ended September 30, 2002, from 15.0% in the same period of the prior year. Operating income increased due to the increased revenue and gross margin and the decreased selling, general and administrative expenses, as discussed above.

     Interest Expense, net. Interest expense, net was $150,000 for the three months ended September 30, 2002 compared to $333,000 for the three months ended September 30, 2001, a decrease of $183,000. Included in interest expense is the amortization of debt discount in 2001, and interest on interim borrowings on our line of credit in 2002, and our interest rate swap through July 2002.

     Unrealized Gain (Loss) on Interest Rate Swap. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value and requires that changes in the derivatives fair value be recognized in earnings unless specific hedging criteria are met. We had one interest rate swap agreement that does not qualify as a cash flow hedge. Accordingly, during the third quarter of fiscal 2002 and 2001, we recorded a loss of $86,000, and $690,000, respectively, to recognize the change in the fair value of our interest rate swap. The interest rate swap was paid in full during the third quarter 2002 and, as a result, the interest rate swap agreement was terminated.

     Income Tax Expense. Our effective income tax rate for the three months ended September 30, 2002 was 41.1% compared to 33.0% rate incurred in the three months ended September 30, 2001. The prior year rate reduction was related to tax benefits derived from our discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Revenue. Revenue increased $6.6 million, or 19.4%, to $40.5 million for the nine months ended September 30, 2002 compared to $34.0 million for the nine months ended September 30, 2001. The increase is primarily the result of an increase in program support services revenue. This increase was partially offset by a decrease in proposal management revenue related to a lower number of major procurements due to a delay in procurements while the government reassesses national priorities after the events of September 11, 2001.

     Gross Margin. Gross margin increased $2.4 million, or 17.0%, to $16.6 million for the nine months ended September 30, 2002 as compared to $14.2 million for the nine months ended September 30, 2001. As a percentage of revenue, gross margin decreased to 40.9% compared to 41.8% for the nine months ended September 30, 2001. The decrease in gross margin percentage is a result of increased revenue from program support services which carry slightly lower margins than our other services, but they are generally at the 40% level.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for management and administrative personnel, professional services and other general corporate activities such as facility rent, insurance and utilities. Selling, general and administrative expenses increased $52,000, or 0.1%, to $8.9 million for the nine months ended September 30, 2002, as compared to $8.8 million for the nine months ended September 30, 2001. As a percentage of revenue, selling, general and administrative expenses decreased to 21.9% for the nine months ended September 30, 2002, as compared to 26.0% for the same period of the prior year. The decrease as a percentage of revenue is the result of reductions in executive personnel and general corporate overhead resulting from cost control initiatives implemented in fiscal 2001 and continued in 2002. We plan to invest in our infrastructure over the next few quarters, primarily in recruiting and training. Therefore, we expect that the level of selling, general and administrative expenses may be somewhat higher as a percentage of revenue for the remainder of the year.

     Operating Income. Operating income was $7.7 million for the nine months ended September 30, 2002 compared to $5.4 million for the nine months ended September 30, 2001, an increase of $2.4 million. As a percentage of revenue, operating income increased to 19.0% for the nine months ended September 30, 2002, from 15.8% in the same period of the prior year. Operating income increased due to the increased revenue and the decreased selling, general and administrative expenses, as discussed above.

     Interest Expense, net. Interest expense, net was $890,000 for the nine months ended September 30, 2002 compared to $1.2 million for the three months ended September 30, 2001, a decrease of $326,000. Included in interest expense is the amortization of debt discount in 2001, and interest on interim borrowings on our line of credit in 2002, and our interest rate swap through July 2002.

     Unrealized Gain (Loss) on Interest Rate Swap. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value and requires that changes in the derivatives fair value be recognized in earnings unless specific hedging criteria are met. We had one interest rate swap agreement that does not qualify as a cash flow hedge. Accordingly, during the first nine months of fiscal 2002 and 2001, we recorded a gain of $5,000, and a loss of $974,000, respectively, to recognize the change in the fair value of our interest rate swap. The interest rate swap was paid in full during the third quarter 2002, and as a result, the interest rate swap agreement was terminated.

     Income Tax Expense. Our effective income tax rate for the nine months ended September 30, 2002 was 38.6% and was comparable to the 38.9% rate incurred in the nine months ended September 30, 2001. During the second quarter of fiscal 2002, we received an income tax refund of $145,000, which decreased our income tax expense. The excess refund was due to a recent change in tax law relating to alternative minimum taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

LIQUIDITY AND CAPITAL RESOURCES

     Net Cash Provided by Operating Activities. For the nine months ended September 30, 2002, net cash provided by operating activities of $6.5 million reflected our income from continuing operations of $4.2 million, increased by non-cash charges for depreciation, amortization and the amortization of debt issuance costs offset by an increase in deferred tax assets and an increase in working capital.

     During the fourth quarter of 2002, we plan to invest in its sales force to manage the increase in opportunities and to serve our existing client base. We also plan to hire an additional four to five sales representatives by the end of the first quarter of 2003. Additionally, we are planning an offsite meeting for all employees to take place in November 2002, to provide training and review operational matters. We estimate that total costs for the offsite meeting will be approximately $500,000.

     Net Cash Provided by Investing Activities. For the nine months ended September 30, 2002, net cash provided by investing activities was $2.6 million, which primarily related to a decrease in restricted cash. A portion of our cash acted as collateral for a stand-by letter of credit that guaranteed our obligations under the interest rate swap until the swap agreement was terminated in July 2002.

     We have delayed the implementation of our back office software package until at least the first quarter of 2003. Therefore, we do not expect any impact to our cash flows related to this implementation through the end of this year.

     Net Cash Used in Financing Activities. For the nine months ended September 30, 2002, net cash of $27.6 million was used in financing activities primarily for repayment in full of our subordinated notes and to terminate the interest rate swap agreement, net of proceeds from the issuance of common stock under our Employee Stock Purchase Plan and from exercise of stock options.

     In January 2002, we entered into a line of credit agreement with a bank for working capital purposes. The line of credit, which expires on April 30, 2003, provides for maximum borrowings of $7.5 million, based on eligible receivables, at the prime rate, reduced in October 2002 from prime plus one-half percent. Borrowings under the revolving credit agreement are secured by a lien on substantially all of our assets. The agreement requires us to comply with certain financial covenants pertaining to our tangible net worth and ratio of total liabilities to tangible net worth (as defined in the agreement) and also contains certain negative covenants which, among other things, restrict our ability to incur additional indebtedness, sell our assets, make certain types of investments and engage in certain types of mergers and acquisitions.

     At September 30, 2002, we had no outstanding borrowings under the line of credit, the bank had issued letters of credit for $515,000 and we had $6.0 million in remaining availability.

     On May 12, 2000, we entered into an interest rate swap agreement to manage our interest rate risk exposure related to our former senior credit facility which was repaid in November 2001. The agreement required that we pay a fixed rate of 7.5225% on $20 million and in turn receive a variable rate of interest based on one-month LIBOR. Beginning January 1, 2001, the interest rate swap has been marked to market on a quarterly basis and the resulting gain or loss recognized in the statement of operations. During the three and nine months ended September 30, 2002 and 2001, we recognized a loss of $86,000, a gain of $5,000, a loss of $690,000, and a loss of $974,000, respectively, related to the change in the fair value of the interest rate swap. During the third quarter ended September 30, 2002, we paid in full the remaining value of the interest rate swap and, as a result, the interest rate swap agreement was terminated.

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

     Our contractual obligations are as follows at September 30, 2002:

Contractual Obligations		Payments Due By Period
		1 Year	2-3	4-5	After 5
(In thousands)	Total	or Less	Years	Years	Years

Capital lease obligations	$203	$70	$133	$—	$—
Operating leases	2,284	489	979	816	—
Operating leases related to discontinued operations	1,686	779	581	310	16

Total	$4,173	$1,338	$1,693	$1,126	$16

     Operating leases related to discontinued operations represents office space previously occupied by the Emergent-East and Emergent-Central divisions. The amounts above represent the remaining lease commitments over the term of the leases. During the nine months ended September 30, 2002, we bought out leases for two properties for $810,000 and reduced our net liabilities of discontinued operations by the same amount. We have entered into subleases for three of our properties. These subleases cover a portion of our lease commitment for these properties and we expect these subleases to continue in effect for the life of our lease obligations with respect to these properties. We are continuing the process of identifying sub-lessees for our remaining leased property or negotiating lease buy-outs with the lessors. Specifically, we are currently in negotiations with a third party for the buyout of a lease relating to our discontinued operations. Though the buyout amount for the lease will likely be substantial, we do not believe it will be material to our cash position as a whole.

     In addition to our contractual obligations, we maintain certain commercial commitments. We have deposited $515,000 with a financial institution as collateral for letters of credit that guarantee certain of our contractual obligations related to certain property leases. The expiration of those commitments is December 31, 2003.

     We believe that we have sufficient working capital, availability under the line of credit and cash generated by continuing operations to fund operations for at least the next twelve months.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

We rely heavily upon our key employees.

     Our success is highly dependent upon the efforts, abilities, and business generation capabilities and project execution of our executive officers, in particular those of Steven S. Myers, President, Chief Executive Officer and Chairman of the Board, Cathy L. Wood, Executive Vice President and Chief Financial Officer, and Bennett Beaudry, Executive Vice President and Chief Operating Officer. The loss of the services of these key individuals for any reason could materially and adversely affect our business, operating results and financial condition.

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

     Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and September 30, 2002, the closing sale price has ranged from a low of $0.75 per share to a high of $31.13 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

     Steven S. Myers, President, Chief Executive Officer and Chairman of the Board, beneficially owns or controls approximately 37.1% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions. Our board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The principal market risk (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed is interest rate risk on our revolving line of credit. At September 30, 2002 no borrowings were outstanding under the line of credit.

     On May 12, 2000, we entered into an interest rate swap agreement whereby we pay a fixed rate of interest of 7.5225% on $20 million, and receive a variable rate of interest based on one-month LIBOR. During the third quarter ended September 30, 2002, we paid a total of $1.7 million in two installments which amount represented the full remaining value of the interest rate swap. As a result of these payments, the interest rate swap agreement was terminated.

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

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     We entered into a contract with the Precept Group, for which one of the members of our Board of Directors serves as the President and CEO. During June 2002, The Precept Group was engaged to advise us on our executive compensation and to perform a human resources assessment. The contract value was determined through a review of prevailing market rates for such services. We paid the total contract value of $22,000 during the nine months ended September 30, 2002.

     In addition, we entered into a contract with ProView, a subsidiary of the Precept Group, for which one of our members of our Board of Directors serves as the President and CEO. We have agreed to outsource our employee benefits administration which requires us to pay a $2,500 setup fee, $10.50 per employee per month for enrollment activity, benefit administration and billing administration, $25 per qualifying or $100 monthly minimum for COBRA processing, $4.00 per participant per month for flexible spending account administration and $1.50 per employee per month for use of a human resources intranet website. The contract value was determined through a review of prevailing market rates for such services. Under this contract, we paid $41,000 and $43,000 during the three and nine months ended September 30, 2002, respectively.

     During June 2002, we entered into a right of offset and barter agreement with SummitJets, Inc. (SummitJets), which is owned by our CEO. The agreement provides for the offset of the existing accounts receivable and accounts payable balances between the companies. After giving effect to the offset, we were owed $114,000, which amounts SummitJets agreed to pay in the form of credits to use SummitJets aircraft. The $114,000 owed represents expenses incurred related to a former location sharing agreement for rent and related utilities. In June 2002, SummitJets moved into their own facilities and cancelled the existing location sharing agreement. During the three and nine months ended September 30, 2002, total credits used were $42,000 and are included in Selling, General and Administrative Expenses.

     One of the members of our Board of Directors had assisted us in brokering our excess real estate related to the sale of our discontinued operations. We paid him $44,300 during the nine months ended September 30, 2002, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT LIST

     (a)  Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Asset Purchase Agreement dated January 11, 2001, by and between the Registrant and Lynch & Company, Inc. (filed on August 14, 2001 as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)

2.2	Asset Sale and Purchase Agreement dated March 23, 2001, by and between the Registrant and ICCE Technologies, Inc. (filed on August 14, 2001 as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)

2.3	Stock Purchase and Sale Agreement dated November 19, 2001, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation (filed on December November 27, 2001 as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K and incorporated herein by reference)

2.4	Amendment No. 1 to Stock Purchase and Sale Agreement dated November 29, 2001, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation (filed on December 14, 2001 as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K and incorporated herein by reference)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended by that certain Certificate of Ownership filed with the Secretary of State of the State of California on August 6, 1998, that certain Certificate of Ownership filed with the Secretary of State of the State of California on April 25, 2000, and that certain Certificate of Ownership filed with the Secretary of State of the State of California on January 24, 2002 (filed on March 15, 2002 as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant (filed on May 3, 2002, 2002 as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.)

4.1	Registration and Antidilution Rights Agreement dated December 29, 2000, by and among the Registrant and the Holders listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

4.2	Controlling Shareholder Agreement dated December 29, 2000, by and among the Registrant, Steven S. Myers as Common Stockholder and the Purchasers listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.6 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

4.3	Registration Rights Agreement dated May 29, 1998, by and among the Registrant and certain shareholders of Space Applications Corporation identified therein (filed on June 4, 1998 as Exhibit 2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

4.4	Registration Rights Agreement dated August 20, 1998, by and among the Registrant and certain shareholders of Decision-Science Applications, Inc. set forth therein (filed on August 21, 1998 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K — (cont’d)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement (filed on April 17, 2001 as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K and incorporated herein by reference)

10.2	Amended and Restated Employee Stock Purchase Plan (filed on April 29, 2002 as Exhibit C to the Registrant’s Definitive Revised Proxy Statement on Form 14A and incorporated herein by reference)

10.3	Office Facilities Lease (filed on November 21, 1997 as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference)

10.4	Note and Stock Purchase Agreement dated December 29, 2000, by and among the Registrant and the Guarantors and Purchasers listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

10.5	Management Rights Agreement dated December 29, 2000, by and between Libra Mezzanine Partners II-A, L.P. and the Registrant (filed on January 8, 2001 as Exhibit 99.7 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

10.6	Employment Agreement dated as of February 1, 2000, by and between the Registrant and Steven S. Myers (filed on April 17, 2001 as Exhibit 10.17 to the Registrant’s Current Report on Form 10-K and incorporated herein by reference)

10.7	Amendment No. 1 to Employment Agreement dated as of December 29, 2000 by and between the Registrant and Steven S. Myers (filed on March 15, 2002 as Exhibit 10.7 to the Registrant’s Current Report on Form 10-K and incorporated herein by reference)

10.8	Amendment No. 2 to Employment Agreement dated as of April 12, 2002 by and between the Registrant and Steven S. Myers (filed on May 3, 2002, 2002 as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.)

10.9	Employment Agreement dated as of November 13, 2001 by and between the Registrant and Cathy L. Wood (filed on March 15, 2002 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference)

10.10	Amendment No. 1 to Employment Agreement dated October 4, 2002 by and between the Registrant and Cathy L. Wood.*

10.11	Employment Agreement dated as of October 4, 2002 by and between the Registrant and Bennett C. Beaudry.*

10.12	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association (filed on January 25, 2002 as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

10.13	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association (filed on January 25, 2002 as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

*	Filed herewith.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K — (cont’d)

     (b)  Reports on Form 8-K:

               None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A

Dated: November 1, 2002	By:	/s/ CATHY L. WOOD

Cathy L. Wood Executive Vice President, Chief Financial Officer and Secretary

	By:	/s/ JUDY L. BEDAR

Judy L. Bedar Vice President, Corporate Controller and Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven S. Myers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SM&A;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 1, 2002	/s/ STEVEN S. MYERS

Steven S. Myers President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Cathy L. Wood, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SM&A;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 1, 2002	/s/ CATHY L. WOOD

Cathy L. Wood Executive Vice President, Chief Financial Officer and Secretary

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Steven S. Myers, hereby certify that the quarterly report on Form 10-Q for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of SM&A.

Dated: November 1, 2002	/s/ STEVEN S. MYERS

Steven S. Myers President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Cathy L. Wood, hereby certify that the quarterly report on Form 10-Q for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of SM&A.

Dated: November 1, 2002	/s/ CATHY L. WOOD

Cathy L. Wood Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

(a)	Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Asset Purchase Agreement dated January 11, 2001, by and between the Registrant and Lynch & Company, Inc. (filed on August 14, 2001 as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)

2.2	Asset Sale and Purchase Agreement dated March 23, 2001, by and between the Registrant and ICCE Technologies, Inc. (filed on August 14, 2001 as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)

2.3	Stock Purchase and Sale Agreement dated November 19, 2001, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation (filed on December November 27, 2001 as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K and incorporated herein by reference)

2.4	Amendment No.1 to Stock Purchase and Sale Agreement dated November 29, 2001, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation (filed on December 14, 2001 as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K and incorporated herein by reference)

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended by that certain Certificate of Ownership filed with the Secretary of State of the State of California on August 6, 1998, that certain Certificate of Ownership filed with the Secretary of State of the State of California on April 25, 2000, and that certain Certificate of Ownership filed with the Secretary of State of the State of California on January 24, 2002 (filed on March 15, 2002 as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant (filed on May 3, 2002, 2002 as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.)

4.1	Registration and Antidilution Rights Agreement dated December 29, 2000, by and among the Registrant and the Holders listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

4.2	Controlling Shareholder Agreement dated December 29, 2000, by and among the Registrant, Steven S. Myers as Common Stockholder and the Purchasers listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.6 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

4.3	Registration Rights Agreement dated May 29, 1998, by and among the Registrant and certain shareholders of Space Applications Corporation identified therein (filed on June 4, 1998 as Exhibit 2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

4.4	Registration Rights Agreement dated August 20, 1998, by and among the Registrant and certain shareholders of Decision-Science Applications, Inc. set forth therein (filed on August 21, 1998 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement (filed on April 17, 2001 as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K and incorporated herein by reference)

10.2	Amended and Restated Employee Stock Purchase Plan (filed on April 29, 2002 as Exhibit C to the Registrant’s Definitive Revised Proxy Statement on Form 14A and incorporated herein by reference)

10.3	Office Facilities Lease (filed on November 21, 1997 as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-4075) and incorporated herein by reference)

10.4	Note and Stock Purchase Agreement dated December 29, 2000, by and among the Registrant and the Guarantors and Purchasers listed on the signature pages thereto (filed on January 8, 2001 as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

10.5	Management Rights Agreement dated December 29, 2000, by and between Libra Mezzanine Partners II-A, L.P. and the Registrant (filed on January 8, 2001 as Exhibit 99.7 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

10.6	Employment Agreement dated as of February 1, 2000, by and between the Registrant and Steven S. Myers (filed on April 17, 2001 as Exhibit 10.17 to the Registrant’s Current Report on Form 10-K and incorporated herein by reference)

10.7	Amendment No. 1 to Employment Agreement dated as of December 29, 2000 by and between the Registrant and Steven S. Myers (filed on March 15, 2002 as Exhibit 10.7 to the Registrant’s Current Report on Form 10-K and incorporated herein by reference)

10.8	Amendment No. 2 to Employment Agreement dated as of April 12, 2002 by and between the Registrant and Steven S. Myers (filed on May 3, 2002, 2002 as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.)

10.9	Employment Agreement dated as of November 13, 2001 by and between the Registrant and Cathy L. Wood (filed on March 15, 2002 as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference)

10.10	Amendment No. 1 to Employment Agreement dated October 4, 2002 by and between the Registrant and Cathy L. Wood.*

10.11	Employment Agreement dated as of October 4, 2002 by and between the Registrant and Bennett C. Beaudry.*

10.12	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association (filed on January 25, 2002 as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

10.13	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association (filed on January 25, 2002 as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference)

*	Filed herewith.