Form 10-K
period 2002-12-31
SM&A
filed 2003-03-11
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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
Common Stock, no par value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes ☐ No ☒

     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $27,683,277 as of June 30, 2002.

     Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, 19,734,756 shares outstanding at March 4, 2003

FORM 10-K
For the Year Ended December 31, 2002

ITEM 1-BUSINESS

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

     As used herein, “SM&A,” “we,” “our” and similar terms include SM&A and its subsidiaries, unless the context indicates otherwise.

Overview – Development of Business

     SM&A is the world’s leading provider of business capture services, and a leading provider of high-value program support services. Our more than 300 employees and consultants provide program management, systems engineering, and expert support to major industrial customers in the defense, homeland security, aerospace, information technology, and architect and engineering sectors. Since 1982, we have managed more than 600 proposals worth more than $222 billion for our clients and have achieved an 86% win rate on awarded contracts. We also provide systems engineering, program planning and other high-value technical support services to such high priority national programs as the Joint Strike Fighter program and America’s missile defense efforts.

     We were founded in 1982. After sixteen years of consistent revenue and profit growth, we completed an initial public offering in January 1998 and embarked on an acquisition program to broaden our service and product offerings. From 1998 through 2000, we made five acquisitions which ultimately increased our revenue by a factor of three to a high of approximately $120 million.

     We were formerly named Emergent Information Technologies and had three lines of business: the core of our original business, a program and engineering services business whose main customers were U.S. Government agencies such as the Department of Defense (“DoD”) and NASA, and a telecommunications software business. We became overleveraged when we acquired businesses that did not meet financial expectations, in part due to difficulties within the telecommunications industry that occured in early 2000.

     During 2000 and 2001, we discontinued, liquidated or sold all of the acquired businesses and retired our debt in early 2002. This allowed us to apply our resources and energies to improving and expanding our core competencies in the areas of greatest strategic value to our clients: being a comprehensive provider of high-value management consulting, competitive consulting, proposal management, and program support services.

Business Strategy

     We support our clients by providing a full array of services that range from strategic consulting and proposal management to program management, systems engineering and other high-value technical support services. We add to our clients’ top line through the more effective management of their proposals for competitive bids, and we improve their bottom line by applying our high value technical and management leadership to improve our clients’ performance on their programs. We provide the following services:

•	Proposal management services, i.e., project leadership and consulting services to help our clients strategically position themselves, identify business opportunities, formulate and prepare competitive bids. We are the largest provider of outsourced proposal services in the world; and

•	Program support services to assist our clients in implementing complex management, systems engineering, and project integration tasks, especially during the early stages of a contract.

     We provide proposal management services through proprietary proposal management strategies and processes. In conjunction with these processes, we typically assume a leadership role and place dedicated teams at client facilities to manage all aspects of the competitive proposal development effort. In 2002 we supported 59 proposals for our clients with an award value of more than $29 billion, including one of history’s largest defense procurements–the $16.95 billion U.S. Coast Guard Deepwater Program won by our client, the Lockheed Martin/Northrop Grumman team, in April 2002. The combination of our high win rate and reputation has contributed to our dominant market share of proposal management services outsourced by government contractors while also capturing an increasing amount of business from firms interested in winning commercial work.

     We see ourselves as Success Makers. We help our clients identify, win, and implement new business. Our success in winning business for our clients provides us with exceptional access to corporate decision makers, often allowing us to extend our services beyond proposal development and to deliver program support services such as program management, systems engineering, and other related high-value technical services.

The following provides added detail to the services we provide.

     Supporting Proposals in Response to Federal Procurements. We expect that the federal government will obligate approximately $152 billion in fiscal year 2003 to acquire goods and services from large prime contractors, of which approximately two-thirds to three-quarters will be obligated by the DoD. Federal spending of this nature has experienced back-to-back 10% plus increases and will likely continue at this rate for another three to four years to support both the re-capitalization of the military, the War on Terrorism, and homeland security requirements. A significant portion of these funds will be spent on information technology goods and services (this accounts for our client, Accenture Ltd. rising to become our fourth largest proposal management client in 2001 and 2002). Much of this procurement spending will be awarded competitively. Companies generally spend from one-half to two percent of the expected value of a contract to prepare their proposals, therefore, a company may spend from $500,000 to $2 million to prepare a proposal for a program valued at $100 million. Federal law and policy encourages this spending and allows companies to seek reimbursement for about 50% of these expenses. Some portion of the money spent to bid on a program is often outsourced and it is this outsourcing for proposal services that represents the majority of our traditional source of revenue. Further, the 10% annualized increases in spending cited above are happening during a time of extreme demographic stress in the industry. The defense contractor workforce is retiring in record numbers – up to 30% of defense industry knowledge workers are expected to retire between 2002 and 2007. To meet new demand and replace retiring workers, the defense industry will have to hire about 255,000 knowledge workers between now and 2007. For this reason alone we could expect significant outsourcing demand from our clients. Finally, as part of our support to clients in leading the development of a competitive proposal, we often provide competitive strategy services and management consulting services.

     Supporting Proposals in Response to State and Local Procurements. We expect that state and local governments will spend approximately $800 billion on services and $245 billion on goods in 2003, of which about $51 billion will be of complex or large outsourcing contracts. State and local service-based projects are generally smaller and less complex than federal ones, thus making the potential market for our services smaller in the state and local market than in the federal market. As with non-DoD federal procurements, the larger and more complex state and local procurements often involve information technology (we have provided significant support to our client, Accenture Ltd. in assisting the creation of their proposals for state and local government contracts).

     Supporting Proposals in Response to International Government Procurements. Large international competitions, especially for defense goods among America’s allies, are, in many ways, structured similarly to procurements managed by the DoD. We have enjoyed a significant degree of success and involvement with these overseas competitions over the years, especially with our established client base.

     Supporting Proposals in Response to Corporate Procurements. We believe that large and technically complex corporate procurements have increasingly used a formal request for proposal rather than relationship selling to aid in determining the winning bidder. The processes and tools we developed for helping clients win government contracts are largely applicable in this market too.

     Providing Program Support Services. The access to key industry decision makers provided by the successful conclusion of a proposal often gives us the ability to provide program execution services to our clients. The early stages of a large or complex program are often the most critical. Our familiarity with the program, developed during the proposal phase, can compel our clients to hire us to ensure a rapid and successful program start. Services provided include systems engineering, program management, and project integration.

Proposal Management

     Proposal Management. Proposal management involves assisting clients with winning government and commercial contracts. The highest profile example of this in 2002 was our proposal management support to the successful Lockheed Martin/Northrop Grumman U.S. Coast Guard Deepwater team resulting in a $16.95 billion contract award. This support stretched over a period of six years and involved 21 of our employees at its peak. Since 1982, we have supported more than 600 proposals worth more than $222 billion, winning 86% of the value of the contracts awarded. The process by which we manage a proposal can be divided into three phases: the pursuit phase, the proposal phase, and the evaluation phase.

The Pursuit Phase. Our team assists the client in the creation of a winning strategy that leads to the selection of sub-contractors, an investment plan, a technical baseline, and a program implementation plan. We typically deliver this support in the form of a small, very high-value team.

The Proposal Phase. Our team manages a client team, typically 50 to 200 engineers, information technology specialists and managers, providing full time, hands-on execution of the process from strategy formulation, through all phases of proposal preparation and review, to post-submittal responses to the government’s questions. The proposal process typically requires three to twelve months of intense activity at the client’s site.

The Evaluation Phase. After the proposal is submitted, the proposal team’s interaction with the U.S. Government is a critical part of our winning process. Because our clients typically reassign key personnel to other projects after proposal submittal, we have an opportunity to support our clients with a small core team to answer formal questions from the government, and prepare the best and final offer. Another area of our action during the government’s proposal evaluation period is working with the client’s team in preparation for winning the award. Many proposals include a very aggressive start-up phase that requires the delivery of significant products within the first 30 to 60 days after the contract award. We provide management support, program planners and schedulers, systems engineers and other specialists to assist the client’s team to meet early post-award commitments. This support leads naturally into the provision of program support services.

     Proposal Management Functions and Skills. We provide our clients with the full range of skills and functions they need to prepare winning proposals. As we have grown, we have provided a greater selection of services to our clients as they have concurrently grown more accustomed to outsourcing various proposal management functions. The following provides some detail on the types of services we deliver in support of proposals management:

Win Strategist. Early in the competitive process, we help our clients position themselves to win. Win Strategists are typically senior SM&A associates with high-level executive backgrounds. Our account executives frequently participate in win strategy sessions for our clients.

Proposal Manager. The proposal manager is responsible for the timely execution of a client’s proposal. He or she reports to an SM&A account executive. All SM&A and client personnel working on the proposal report to the SM&A proposal manager. SM&A proposal managers have strong technical and programmatic backgrounds and generally had senior level responsibilities, such as vice presidents, general managers, program managers, or chief engineers before coming to work for us. SM&A only assigns individuals as proposal managers who have had significant prior experience with SM&A and our processes.

Executive Summary Author. When the proposal requires an executive summary, we often supply our clients with an author capable of fusing a wide array of topics into a compelling short story that explains “why us?” to the customer. These authors often have exceptional presentation expertise, and domain knowledge of the client’s industry.

Technical Volume/Book Leader. The technical volume can be the most difficult part of a proposal because it forms the foundation of the client’s offering, and usually involves the greatest number of client personnel. SM&A technical volume leaders have similar experience profiles to those of proposal managers.

Management Volume/Book Leader. Management volumes usually have fewer authors than technical volumes, but are of critical importance as they describe how the client will be organized to accomplish what has been proposed, who will actually lead the effort, and using what facilities, tools and processes, etc. As a result, SM&A management volume leaders may write more of this volume themselves. Management volume leaders are usually experienced industry senior managers.

Cost Volume/Book Leader. The cost volume leader often works with a large group of client accounting and cost estimating personnel. This task is challenging because the cost volume leader must understand both cost accounting and engineering principles.

Price-to-Win Support. This function often supports Win Strategy formulation as well as competitive pricing. Skills used include derivative pricing, parametric pricing, and competitive analysis.

Integrated Master Plan/Integrated Master Schedule Specialist. This specialist integrates the entire program: engineering, management, risk, schedule, and staffing. This skill is also in high demand in the program services side of the business.

Orals Coach. If the proposal submittal has an oral presentation component, we will often support our client with intensive training and preparation. Orals coaches are highly experienced communications experts.

Production Leader. The production leader coordinates the physical creation of the proposal product, either in hard copy and/or in electronic format. The production leader is an experienced graphics artist with exceptional organizational and leadership skills.

Production Support. During times of intense proposal activity, clients are often understaffed in the area of graphics and word processing personnel. SM&A has a cadre of very experienced and high-quality production support personnel capable of working more quickly and to a higher level than can be obtained through temporary employment agencies or often the clients own staff.

Red Team Leader. Proposals will typically undergo one or more major reviews to ensure quality and consistency. Red Team leaders are senior level managers capable of organizing a very intense two- to three-day review process.

Program Support Services

     Program Support Services. Program support services provide our clients with experienced leaders and subject matter (domain) experts. We rapidly fill difficult-to-place positions, improving our client’s program implementation by supporting their ability to stay on schedule and on budget. Since past performance (i.e., a company’s contract performance) is a large part of the graded score in competitive federal procurements, our clients especially value our support in this area. Some notable examples of our program execution services in 2002 are: our support to Raytheon Company for the Kill Vehicle on the National Missile Defense program; our ongoing assistance to The Boeing Company in support of its National Missile Defense – Lead System Integrator responsibilities; and our growing support to Lockheed Martin Corporation in service of its Joint Strike Fighter program.

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

Markets for Proposal Services

     We assist companies seeking to identify, win and implement new business. Since 1982 we have helped clients win contracts, a service that generated about two-thirds of our revenue in 2001 and about half of our revenue in 2002. Our major clients’ core businesses are in providing various defense and aerospace goods and services to the federal government (representing about 80% of our proposal management activity in 2002). Our reputation in the market is based on our ability to help our clients win consistently. This reputation for winning provides us with an opportunity to provide new and existing clients with services beyond proposal management. We anticipate significant revenue growth in the years to come from management consulting and program implementation support services provided to both existing and new clients in a wide array of industries.

     We provide our clients with a full service strategic consulting and proposal management capability. The need for this specialized capability can be found wherever companies have a requirement to produce a competitive proposal in response to a request for proposal from a corporate, federal, state, local or international entity. We have also been marketing with increasing success to companies pursuing non-federal business, but the largest single portion of our business is still derived from supporting companies engaged in the pursuit of competitively awarded federal contracts, mainly from the DoD.

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

     Companies preparing to win competitive bids typically spend between one-half to two percent of the expected value of the contract in what is known as Bid & Proposal (“B&P”) money. Because many contracts are only competitive early in the acquisition cycle (e.g., the competitions for the F-15 and F-16 fighter aircraft were held more than 20 years ago), companies will often invest considerable engineering and other resources in trying to win them.

     The size of the outsourced proposal management services market niche is not well defined because the market is immature. To a large degree, we created the market. Prior to our existence, growth and success, it was uncommon for members of our client community to outsource the responsibility for delivering a winning proposal. As we grew and added capability, we gained credibility and our ability to sell our services to our clients increased. Compelling logic drives outsourcing in our client community: the knowledgeable personnel needed to produce a winning proposal are the same personnel clients need to do direct billing on ongoing programs. Taking these personnel off of programs costs them money and can impact the successful implementation of the program itself. In addition, about half of the costs of proposing to the government incurred by our clients can be reimbursed as allowable B&P costs. This reimbursement of B&P, combined with the loss of revenue when personnel are moved off of direct billing to support a proposal, serve to make outsourcing to competent firms more attractive.

     There are several ways to derive estimates for the size of the proposal management market. We discuss two in order to provide a basic guide to the market size for our source proposal management.

     1) The total amount of fiscal year 2003 DoD budget authority available for competition by big business (as opposed to set aside for small business) is approximately $139 billion. This includes varying percentages of the budgets for: Procurement; Research, Development, Testing, and Evaluation (“RDT&E”); and Operations & Maintenance (“O&M”). Defense spending on goods and services is roughly two-thirds to three-quarters of all such federal spending (most of the federal budget is not spent on goods and services, but rather on transfer payments to individuals, state and local government, and interest on the national debt) for total federal budget authority on goods and services for large prime contractors of about $152 billion. In addition, state and local governments competitively procure goods and services, the larger and more complex of these programs amount to roughly one-third of all federal spending on such items or about $51 billion. The total domestic government contract market for big business in fiscal year 2003 is then about $203 billion. We estimate that both winning and losing contractors will spend almost $6 billion in B&P money to capture this work with the winners spending about $2.3 billion. Since our policy is to only work for one competitor, then only the B&P dollars spent by the winners can be considered in our market calculations. Typically, half of the available value of the contracts is tied up in procurements that are too small or routine for a client to see economic value in engaging our services. This leaves approximately $1.2 billion of B&P spent on pursuing domestic government contracts large enough or important enough to warrant engaging our services. In addition to this market, there are opportunities to support clients bidding for foreign government contracts, as well as domestic commercial and international competitions.

     2) Alternatively, in a recent fiscal year, we were engaged by our clients to support ten of the top 100 competitively procured DoD programs (programs worth $50 million or more). Our penetration into non-DoD markets was not as high. Extrapolating our outsourced proposal management revenue for that year, based on our likely market penetration, yields an estimated market size for outsourced proposal services of approximately $736 million per year. As with the estimate above, this only accounts for federal, state and local government competitions, not other commercial and foreign opportunities.

Factors Driving Growth in Proposal Services

     We believe the growth of the market for outsourced proposal management is dependent on a number of factors, including but not limited to:

An Increase in the Defense Spending Budget. The defense budget is growing in some areas as the need for modernization of aging equipment becomes more pressing, and America’s War on Terrorism continues. The latter factor will drive defense spending for the foreseeable future. Furthermore, while defense spending appears likely to increase for the next few years, it is important to understand the distinction between spending on ongoing operations and spending on new systems and research and development – the former type of spending is not as beneficial to us as it does not generally result in new competitive procurements.

An Increase in the Importance of Proposal Management Services. We believe that various factors in the aerospace and defense industries are contributing to an increased need to win projects. The ongoing consolidation activity in these industries has resulted in fewer, larger firms as well as an increased disparity between the resources of these larger firms and the remaining relatively smaller firms. The large consolidated firms are more motivated to win programs to support their operations and the smaller firms have an even greater need to access the resources necessary to compete with larger firms for programs. The U.S. Government has also conducted a number of “winner-take-all” competitions in which the government chose a single winner from two or more large aerospace suppliers that had historically supplied the products or services. The winners received multi-billion dollar contracts while the losers were either allocated a program subcontract or required to shut down their production facilities and re-assign or lay off several thousand workers. Consequently, proposal management services and a winning outcome have become increasingly crucial to all competitors.

A Decrease in Internal Competitive Proposal Capabilities of Client Community. We believe that the internal proposal capabilities of the clients that we have targeted for selling services to has decreased over the last several years due to fiscal pressures exerted on these companies. This trend is expected to accelerate as the pace of retirements within our client community peak in the next five years creating additional opportunities for proposal related services.

Markets for Program Services

     We offer program support services as a direct result of client requests to provide such services beginning in the mid-1990s. The size of this market is in the billions of dollars annually, much of it in support of DoD prime contractors executing RDT&E contracts. According to DoD, in fiscal year 2002, the top 100 DoD contractors provided $107 billion of the $171 billion of goods and services contracted to business, of which about $23.4 billion was in support of RDT&E programs (see: www.defenselink.mil/pubs/almanac). Typically, prime contractors subcontract between 40-70% of the work share on such efforts. NASA, the Department of Energy and large federal and state information technology programs provided added value to this market numbering in the billions of dollars annually.

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

     For example, we assisted Lockheed Martin Corporation in its award of the Joint Strike Fighter contract in October 2001 and The Boeing Company in its successful win of the National Missile Defense – Lead System Integrator program in 1998. In both cases, our close working relationship with key client leaders in developing program strategies led directly to our being awarded follow-on contract work for both program support services and management consulting and competitive strategy services. We estimate that supporting our clients’ efforts on these programs and others of national importance may account for up to half of our revenue in 2003.

Factors Driving Growth in Program Services

     Strong client relations developed and maintained through program support, management consulting, and competitive strategy services also enhance our ability to provide proposal management services to our clients. We believe we can successfully compete in these markets by using our reputation for winning to access potential clients, then provide those clients with a wide range of services based on our experienced workforce, disciplined processes, and understanding of complex systems.

     In addition, as previously mentioned, our client base is under tremendous demographic pressure. Increased demand for goods and services for defense and homeland security purposes factored in with the accelerating pace of retirements in the industry indicates a shortfall of some 255,000 knowledge workers from 2003 through 2007. About half of this shortfall is due to retirements and half is due to increased demand. We primarily recruit new workers from the ranks of the best and brightest of the newly retired aerospace and information technology community. So, the industry’s experienced personnel challenge is our opportunity. Confirmation of this fact can be found in the November 2002 report of the Federal Commission on the Future of the United States Aerospace Industry (see: www.aerospacecommission.gov/AeroCommissionFinalReport.pdf) which says, in part, “The industry is confronted with a graying workforce in science, engineering and manufacturing, with an estimated 26 percent available for retirement within the next five years. New entrants to the industry have dropped precipitously to historical lows as the number of layoffs in the industry mount. Compounding the workforce crisis is the failure of the U.S. K-12 education system to properly equip U.S. students with the math, science, and technological skills needed to advance the U.S. aerospace industry.” This latter point is particularly important as foreign nationals have a difficult time obtaining the required security clearances to work in the defense and homeland security industries.

Sales and Marketing

     Our account executives market our services directly to senior executives of major corporations, supported as necessary by our leadership and staff. Our account executives are experienced industry experts. Most of them are former industry executives. Most have also successfully managed numerous SM&A proposals. They spend the majority of their time on-site with our clients, working with them to capture and implement new business. Relationship selling based on this on-site presence along with our excellent reputation drives most of our revenue.

     A significant portion of new business arises from prior client engagements. Clients frequently expand the scope of engagements during delivery to add complementary activities. Also, our on-site presence affords our team the opportunity to become aware of, and to help define, additional project opportunities as they are identified by the client. The strong client relationships arising out of many engagements facilitate our ability to market additional services to our clients in the future. In addition, our senior management team is actively involved in meeting with companies that have not yet engaged our services, and newly appointed senior managers in existing clients who might not be thoroughly knowledgeable of our previous assistance to them.

     In addition to relationship selling, we employ a variety of business development and marketing techniques to communicate directly with current and prospective clients, including making on-site presentations, advertising in trade publications, attending industry seminars often featuring presentations by our personnel, attending trade shows and authoring articles and other publications about the industry and our methodologies, processes and technologies.

Major Clients

     We provide our high-end systems engineering and integrated proposal management services to numerous Fortune 100 clients. Our largest clients by percent of revenue received for the year ended December 31, 2002 were:

Lockheed Martin Corporation	31.9%
The Boeing Company	22.5
Raytheon Company	12.3
Accenture LTD	11.7
General Dynamics	9.1

87.5%

     This revenue is a result of various engagements by several business units of these companies. Although such business units are affiliated with the parent entities, our experience indicates that particular engagements are subject to the discretion of each individual business unit.

Pipeline and Backlog Process

     Generally, our contracts are terminable by the client on short notice or without notice. Accordingly, we do not believe it is appropriate to characterize these contracts as backlog. Normally if a client terminates a project, the client remains obligated to pay for commitments we have made to third parties in connection with the project, service performed and reimbursable expenses incurred by us through the date of termination.

     We estimate our future performance based on pipeline. Pipeline is defined as measuring specific opportunities in our marketplace and assigning an estimated percentage of obtaining the opportunities. These estimates are subject to a number of risks and uncertainties, and our actual results may be materially different from our pipeline estimates set from time to time.

Competition

     We are niche players providing high-value strategic services that, in most cases, would not be otherwise outsourced. As a result, we most frequently compete with our clients’ internal organizations. As our core clients continue to labor under demographic stress, their ability to internally staff their requirements for high-value resources will diminish. In addition to our clients’ internal capability, we have competitors in both of our markets. Competitors in the proposal services business are made up of very small consultancies and individual consultants. The largest of these is roughly one-fifth our size. We are able to offer greater depth of capability, a more diversified array of capabilities, and more efficient, better structured processes. We continue to focus on the strategic issues driving our clients ability to win and high quality execution of their proposals. Competitors for program support services are by contrast generally very large companies, many have greater marketing, technical, and financial resources than ours. However, our goal is not to be the high volume provider of journeyman technical support, but rather to be the premium provider of high-value strategic support services. Our focus is on delivering very high quality, something that is very difficult for high volume providers to deliver.

     Proposal Management Services. Our biggest competitor in this market is our clients’ internal proposal capability. Many of our clients maintain internal business acquisition teams that are designed to handle the procurement of government contracts. The number of such in-house departments has been decreasing in recent years and, therefore, these clients have a limited ability to react to sudden increases in procurement activity or to “must-win” situations. If the client is open to outsourcing, then we compete in a niche market largely of our own creation. We are the largest provider of outsourced proposal services and principally compete with numerous smaller proposal management companies in this highly specialized industry. Shipley Associates is our largest competitor with 20% of our revenue in 2002, according to Dunn & Bradstreet.

     Program Support Services. The program management, systems engineering and program integration markets are highly competitive and include a large number of highly capable firms in the United States with internal resources of the larger prime contractors being the primary competition. The market is also highly fragmented. We, however, have found increasing opportunities to work with clients who have previously retained us for proposal management services. In doing so, we seek to provide high-value strategic services often at a level that allows us to transcend would-be competitors who often simply provide engineering job shop services. Some of our competitors include Booz Allen Hamilton and Volt Information Technology.

     Principal Competitive Factors in Professional Services. We believe the principal competitive factors in the professional business services market includes, in priority order: industry and program knowledge, rapidly deployable skilled personnel, responsiveness, reputation, credibility, reliability, and price. Proposal management competitive factors are similar but in a different priority, they include: reputation, the level of experience and skill of staff professionals, credibility, reliability, industry expertise, quality of service, responsiveness, and procurement success rate. The need to provide efficient and cost-effective service is of even greater importance where the cost of proposal development is likely to be a larger percentage of the contract amount than with a large program.

Development of New Services or Techniques

     To meet changing client needs and expectations, primarily the need to reduce unneeded bid and proposal costs caused by the co-location of proposal teams (including teammates), we began developing software tools to both automate our proposal development process and to allow for virtual team collection using the Internet. We developed tools in-house in 2001 and have spent resources to upgrade and maintain these tools through 2002. This effort resulted in two proprietary products (SM&A® PDWorkBench and SM&A® ToolKit) that improve the efficiency of our deployed proposal teams and increase our competitive dominance in a client base that is growing increasingly sensitive about the costs of co-locating large proposal teams from widely scattered locations.

     In addition, we are investing in computer literacy training and in hiring personnel capable of rapidly setting up and working in collaborative computer networks – increasingly valuable skills needed to support our clients. Furthermore, as proposals have more commonly become electronic rather than paper, we have developed valuable techniques to improve quality and the ease at which the proposal can be evaluated by the government.

Employees

     As of March 1, 2003, we had approximately 300 employees and consultants. Approximately 86% of the employees are proposal management, program support and consulting professionals, 4% are account executives, and marketing professionals and the remaining 10% are involved in enterprise management, including finance, management information systems, human resources and other administrative functions. We believe that our success depends significantly upon attracting, retaining and motivating talented, innovative and experienced professionals. For this reason, our employees are comprised of experienced program managers, engineers and skilled technicians, tested in some of the largest and most complex military, commercial and government programs of the past 30 years. The typical employee has more than 20 years of applicable experience in industry, government and/or the military and a majority of our employees possess advanced degrees in science, engineering or information technology fields.

     We have a recruitment and training program to help acquire and ensure retention of high quality personnel and to enable us to respond to expanding customer needs. The performance of each of our employees is continuously evaluated both by the team with whom the employee is working and by the client who has engaged us. Our executives are always on call to discuss any and all personnel issues. We have maintained the highest standards of performance to ensure client satisfaction. We also attract and motivate our professional and administrative staff by offering competitive packages of base salary and incentive compensation and benefits.

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

     Our proposal management business depends substantially on U.S. Government expenditures for defense products. Any decline in the future defense, information technology or homeland security procurement expenditures could effect the opportunities available to our clients and, indirectly, us. A number of factors could contribute to such a decline in opportunities, including:

•	Loss of political support for current or increased levels of spending;

•	Changes of Presidential Administration, particularly changes from one political party to another, that typically result in a mass reordering of priorities that reduce new proposal activity for up to a year;

•	Threat scenarios evolving away from global conflicts to regional conflicts; and

•	Spending for ongoing operations, such as the War on Terrorism, or a war on, and occupation of Iraq, crowding out spending for procurement of new systems and research and development spending.

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

     We derive a significant portion of revenue from continuing operations from a relatively limited number of clients. In 2002, our seven largest customers accounted for 92.9% of our revenue. Even so, this apparent concentration of clients is significantly mitigated by the fact that they are large conglomerates composed of scores of almost independent business units capable of making their own decisions about whether or not to outsource services to us. Clients typically retain our services as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate the engagement at any time without a significant penalty. Moreover, there can be no assurance that existing clients will continue to engage us for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect our business, financial condition and results of operations. In addition, the level of services required by an individual client may diminish over the life of the relationship, and there can be no assurance we will be successful in establishing relationships with new clients as this occurs.

The markets in which we operate are highly competitive.

     The market for proposal management services in the procurement of government and commercial contracts for aerospace and defense work is a niche market with a number of competitors. We are the largest provider of such services and principally compete with the in-house capability of our clients. In addition, numerous smaller proposal management companies compete in this highly specialized industry. With sufficient resources in the form of money and excellent talent with current security clearances, our competitors could erode our current market share and such a reduction could materially and adversely affect our business, operating results and financial condition. However, it is important to note that we are only servicing from 2-3% of the total proposal services market for large federal, state and local competitions and that for each competing team there is room for one provider of outsourced services, meaning that this immature market probably has several more years of development ahead of it before market share becomes a meaningful obstacle to growth.

We rely heavily upon our key senior management personnel and our ability to recruit and maintain skilled professionals.

     Our success is highly dependent upon the efforts, abilities, and business generation capabilities and project execution of our three principal executive officers, our account executives, and senior staff such as our Vice President of Recruiting and Vice President of Operations. In particular, Steven S. Myers, President, Chief Executive Officer and Chairman of the Board, Cathy L. Wood, Executive Vice President, Chief Financial Officer and Corporate Secretary, and Bennett C. Beaudry, Executive Vice President and Chief Operating Officer have a significant role in our success. The loss of the services of these key individuals, for any reason, could materially and adversely affect our business, operating results and financial condition.

     Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled professionals. The loss of some or a significant number of our professionals or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on us, including our ability to obtain and successfully complete important engagements and thus maintain or increase our revenue. Fortunately, the increasing pace of retirements in the defense and aerospace industries serves to provide us with a steady stream of highly qualified professionals who can be rapidly engaged after their initial one week training class.

Quarterly results may fluctuate.

     We may experience fluctuations in future quarterly operating results due to a number of factors, including the size, timing and duration of client engagements.

Our stock price is subject to significant volatility.

     Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and December 31, 2002, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	Quarterly fluctuations in results of operations;

•	Adverse circumstances affecting the introduction, or market acceptance of new services we offer;

•	Announcements of new services by competitors;

•	Loss of key employees;

•	Changes in the regulatory environment or market conditions affecting the defense and aerospace industry;

•	Changes in earnings estimates and ratings by analysts;

•	Lack of market liquidity resulting from a relatively small amount of public stock float;

•	Changes in generally accepted accounting principles;

•	Sales of common stock by existing holders; and

•	The announcement and market acceptance of proposed acquisitions and dispositions.

Principal shareholder has significant control.

     At December 31, 2002, Steven S. Myers, President, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 36.7% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions. Our board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

ITEM 2—PROPERTIES

     We do not own any real estate. We lease our principal corporate offices adjacent to the John Wayne Airport in Newport Beach, California. We have approximately 19,500 square feet of office space in this location and the term of our lease expires on May 2007. Additionally, we have approximately 2,000 square feet of office space in Herndon, Virginia, which serves as our East Coast sales support office, which expires in April 2004. We believe our offices are adequate for our present and anticipated near-term need.

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

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range Of Common Stock

     On May 30, 2000 our Common stock began trading on the NASDAQ Small Cap Market under the symbol “EITI” following notification from NASDAQ that we did not comply with the requirements for continued listing on the NASDAQ National Market. On January 24, 2002, we changed our name to SM&A and our symbol to “WINS”.

     The following table sets forth, for the quarters indicated, the high and low closing sale prices as reported on NASDAQ .

	2002		2001

	High	Low	High	Low

First Quarter Ending March 31	$3.00	$2.50	$1.75	$1.00
Second Quarter Ending June 30	$4.20	$3.00	$1.39	$1.22
Third Quarter Ending September 30	$3.75	$2.75	$1.49	$0.90
Fourth Quarter Ending December 31	$3.80	$2.79	$3.00	$2.30

     As of March 4, 2003, there were approximately 126 shareholders of record of our common stock. Although there is a much larger number of beneficial owners. The closing sale price of our common stock on the NASDAQ Small Cap Market on March 4, 2003 was $3.93 per share.

Dividends

     We have not declared or paid cash dividends to stockholders of our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, capital requirements, our general financial condition and restrictions contained in our financing agreements. In addition, our revolving credit agreement restricts our ability to pay dividends on our common stock.

Recent Sales of Unregistered Securities

     None.

Shares Reserved for Future Issuance

     At December 31, 2002, we had reserved 4,000,000 shares for future issuance under our stock option plan and 80,074 shares under our employee stock purchase plan.

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

		Years Ended December 31,

		(in thousands, except per share data)
	2002	2001	2000	1999	1998

Consolidated Statements of Operations Data (1):
Revenue	$55,057	$46,407	$37,506	$38,135	$39,594
Gross margin	22,998	19,360	16,815	16,423	17,940
Operating income	10,629	7,347	4,073	8,035	10,629
Interest expense (income), net	865	1,909	328	972	(1,296)
Unrealized (gain) loss on interest rate swap	(6)	673	—	—	—
Income from continuing operations	6,518	2,849	2,209	4,168	7,044
Gain (loss) from discontinued operations	—	(21,897)	(32,572)	(158)	668
Cumulative effect of adoption of FASB Statement No. 133, net of tax	—	(668)	—	—	—
Extraordinary loss from early extinguishment of debt, net of tax	(2,499)	—	—	—	—
Net income (loss)	$4,019	$(19,716)	$(30,363)	$4,010	$7,712
Net income loss) per share (2):
Basic
Continuing operations	$0.33	$0.15	$0.14	$0.26	$0.45
Discontinued operations	$—	$(1.15)	$(1.99)	$(0.01)	$0.04
Extraordinary loss from early extinguishment of debt	$(0.13)	$—	$—	$—	$—
Cumulative effect of adoption of FASB Statement. No. 133	$—	$(0.04)	$—	$—	$—
Net income (loss)	$0.21	$(1.04)	$(1.86)	$0.25	$0.49
Diluted
Continuing operations	$0.32	$0.15	$0.13	$0.25	$0.44
Discontinued operations	$—	$(1.14)	$(1.96)	$(0.01)	$0.04
Extraordinary loss from early extinguishment of debt	$(0.12)	$—	$—	$—	$—
Cumulative effect of adoption of FASB Statement No. 133	$—	$(0.03)	$—	$—	$—
Net income (loss)	$0.20	$(1.03)	$(1.83)	$0.24	$0.48
Shares used to calculate net income (loss) per share:
Basic	19,535	19,045	16,350	16,257	15,645
Diluted	20,452	19,219	16,579	16,431	15,984
Consolidated Balance Sheet Data:
Cash	$5,956	$26,270	$1,548	$759	$112
Working capital	7,917	4,470	43,327	5,603	7,980
Total assets	18,404	44,691	67,224	87,303	59,655
Long-term debt, including current portion	—	22,085	21,766	29,017	11
Shareholders’ equity	8,388	3,685	22,910	50,456	55,329

Footnotes

(1)	Loss from discontinued operations reflects the operations of Emergent-Central in 1999 and 2000 and Emergent-East in 2001. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Net income (loss) per share was computed as explained in Note 1 to the Consolidated Financial Statements.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are a provider of integrated proposal management services through a proprietary proposal management strategy and process. In conjunction with this process, we typically assume a leadership role and place dedicated teams at client facilities to manage all aspects of the competitive proposal development process. We also leverage its success in winning business for our clients and our involvement in the project life cycle to extend our services beyond proposal development to our comprehensive capabilities in the areas of, systems engineering, program integration, and other technical areas. We have been expanding our consulting practice with traditional aerospace and defense companies, as well as other commercial customers.

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

     We wish to caution you not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. In addition, we wish to advise you that the factors listed above, as well as other factors not currently identified by management, could affect our financial or other performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement.

     We will not undertake and specifically decline any obligation to publicly release any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, which may cause us to re-evaluate such forward-looking statements.

     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made by or on behalf of us.

     Our actual results may differ materially from those suggested as a result of various risks and uncertainties. Interested parties should refer to the disclosure set forth under the caption “Additional Factors That May Affect Future Results” for additional information regarding risks affecting our financial condition and results of operations.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain historical operating results as a percentage of revenue:

	Years Ended December 31,

	2002	2001	2000

Revenue	100.0%	100.0%	100.0%
Cost of revenue	58.2	58.3	55.2

Gross margin	41.8	41.7	44.8
Selling, general and administrative expenses	22.5	25.9	34.0

Operating income	19.3	15.8	10.8
Income from continuing operations	11.8%	6.1%	5.9%

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

     The foregoing table and the fiscal year comparison that follows do not include the discontinued operations of Emergent Information Technologies-Central (“Emergent-Central”) and Emergent Information Technologies-East (“Emergent-East”). See “Discontinued Operations”.

Comparison of Fiscal Years Ended December 31, 2002, 2001 and 2000

     Revenue. We derive our revenue from the various consulting services that we provide: proposal management; program support; management consulting; and competitive strategy services. Revenue increased $8.7 million, or 18.6% to $55.1 million for the year ended December 31, 2002 compared to $46.4 million for the year ended December 30, 2001. Revenue for 2001 increased $8.9 million, or 23.7% compared to $37.5 million for 2000. The increase in revenues in the last two years is primarily due to an increase in program support services revenues of which a majority of the growth is from our work on the Lockheed Martin Joint Strike Fighter Program.

     Gross Margin. Gross margin increased $3.6 million, or 18.8%, to $23.0 million, for the year ended December 31, 2002 as compared to $19.4 million for the year ended December 31, 2001. The slight increase in 2002 over 2001 is attributable to our focus and commitment to improve our gross margins on program support services. As a percentage of revenue, gross margin increased slightly to 41.8% for the year ended December 31, 2002 as compared to 41.7% for the year ended December 31, 2001. Gross margin increased $2.5 million, or 15.1%, to $19.4 million for the year ended December 31, 2001, as compared to $16.8 million for the year ended December 31, 2000. As a percentage of revenue, gross margin decreased to 41.7% in 2001 from 44.8% in 2000. We attribute the decrease in 2001 over 2000 to the increase in program support services revenue that historically carried a lower profit margin than our other service lines.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses increased $356,000, or 3.0%, to $12.4 million for the year ended December 31, 2002, as compared to $12.0 million for the year ended December 31, 2001. The increase is due primarily to our investment in our autumn employee offsite meeting held in November 2002. No similar event was held in fiscal year 2001. As a percentage of revenue, selling, general and administrative expenses decreased to 22.5% for year ended December 31, 2002, as compared to 25.9% for the prior year period. Selling, general and administrative expenses decreased to $12.0 million in 2001, as compared to $12.7 million for 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 25.9% for 2001, as compared to 34.0% for 2000. The decrease, as a percentage of revenue, is the result of reductions in executive personnel and general corporate overhead resulting from cost control initiatives implemented in December 2000.

     Operating Income. Operating income was $10.6 million for the year ended December 31, 2002 compared to $7.3 million for the year ended December 31, 2001, an increase of $3.3 million, or 44.7%. As a percentage of revenue, operating income increased to 19.3% growth for the year ended December 31, 2002 from 15.8% in the prior year. Operating income increased as a result of our revenue growth and our ability to control selling, general and administrative expenses. Operating income was $7.3 million for 2001 compared to $4.1 million for 2000, an increase of $3.3 million. As a percentage of revenue, operating income increased to 15.8% for 2001 from 10.9% for the prior year period, which is attributed to our revenue growth and decrease in general and administrative costs during 2001.

     Interest Expense, net. Interest expense, net was $865,000 for the year ended December 31, 2002 compared to $1.9 million, and $328,000 for the years ended December 31, 2001 and 2000, respectively. The fluctuations primarily result from the related levels of debt for the respective years, the amortization of debt discount, and interest expense on our interest rate swap.

     Unrealized Gain/Loss on Interest Rate Swap. During 2002 and 2001, we recognized a gain of $6,000 and a loss of $673,000 respectively, resulting from changes in the fair value of our interest rate swap agreement. The swap agreement was retired in July 2002.

     Income Tax Expense. Our effective tax rate for 2002 was 33.3% compared to 40.2% and 41.0% in 2001 and 2000, respectively. The improvement in our tax rate in 2002 is related to the “Job Creation and Workers Assistance Act of 2002”, (the “Act”) which was enacted in February 2002. The Act allows us to benefit from certain net operating losses that we otherwise would not have been able to benefit. In this regard, in October 2002, we entered into negotiations to, among other things, amend selected sections of the Stock Purchase and Sale Agreement with L-3 Communications Corporation. The resulting amendment to that Agreement allowed us to realize an additional net tax benefit under the Act of $627,000.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

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

     On August 2, 2000, our Board of Directors adopted a plan to discontinue the operations of Emergent-Central, a business segment formed in 1999. Accordingly, the operating results of Emergent Central, including provisions for estimated losses during the phase-out period, facility lease costs and other shut down expenses incurred in connection with the disposal, were accrued as of September 30, 2000. Expenses and operating losses from the measurement date, including the write-off of the segment’s assets, through the closing date of disposal amounted to $34.1 million. During the year ended December 31, 2001, we re-evaluated its estimated costs to complete the shut down and recorded an additional accrual of $949,000, net of income taxes of $200,000.

	Beginning	Amounts	Amounts	Ending
	Balance	Added	Paid	Balance

2002
Discontinued Operations	$7,483	$—	$(5,030)	$2,453
2001
Discontinued Operations	$2,334	$10,313	$(5,164)	$7,483
2000
Discontinued Operations	$—	$2,334	$—	$2,334

     Liabilities of the discontinued businesses totaled at December 31, 2002 consisted of reserves for lease termination costs and contingent liabilities related to the sale of Emergent-East. Under the terms of the sale agreement, we indemnified the purchaser for certain contingent liabilities, arising before November 30, 2001, resulting from environmental matters, and government overhead rate audits for the two-year period ending November 30, 2003.

     Following is summary financial information for our discontinued operations (in thousands):

	Years Ended December 31,

	2001	2000

Revenue:
Emergent-Central	$—	$1,464
Emergent-East	49,663	82,634

Total	$49,663	$84,098

Income (loss) from operations of discontinued businesses:
Emergent-Central	$—	$(9,292)
Emergent-East	(9,637)	6,717

Loss before income taxes	(9,637)	(2,575)
Income tax benefit	1,682	610

Loss from operations of discontinued businesses	$(7,955)	$(1,965)

Loss on disposal of discontinued businesses:
Emergent-Central	$(1,149)	$(34,116)
Emergent-East	(15,739)	—

Loss on disposal of discontinued businesses before income taxes	(16,888)	(34,116)
Income tax benefit	2,946	3,509

Loss from disposal of discontinued businesses	$(13,942)	$(30,607)

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

LIQUIDITY AND CAPITAL RESOURCES

     Net Cash Provided by Operating Activities. For the year ended December 31, 2002, net cash provided by operating activities of $9.3 million reflected our net income of $4.0 million, increased by non-cash charges of $1.8 million for the amortization of debt issuance costs and $4.2 million deferred tax expense offset by a $1.0 million increase in working capital.

     Net Cash Provided by Investing Activities. For the year ended December 31, 2002, net cash provided by investing activities was $2.8 million, which primarily related to a decrease in restricted cash. A portion of our cash acted as collateral for a stand-by letter of credit that guaranteed our obligations under the interest rate swap agreement until the interest rate swap agreement was terminated in July 2002.

     Net Cash Used in Financing Activities. For the year ended December 31, 2002, net cash of $27.3 million was used in financing activities primarily for repayment in full of our subordinated notes and termination of the interest rate swap agreement, offset by proceeds from the issuance of common stock under our Employee Stock Purchase Plan and from the exercise of stock options.

     In January 2002, we entered into a line of credit agreement with a bank for working capital purposes. The line of credit, which expires on April 30, 2003 and is currently begin renegotiated, provides for maximum borrowings of $7.5 million, based on eligible receivables, at the prime rate. Borrowings under the revolving credit agreement are secured by a lien on substantially all of our assets. The agreement requires us to comply with certain financial covenants pertaining to our tangible net worth and ratio of total liabilities to tangible net worth (as defined in the agreement) and also contains certain negative covenants which, among other things, restrict our ability to incur additional indebtedness, sell our assets, make certain types of investments and engage in certain types of mergers and acquisitions. We believe that we will be able to extend or replace the line of credit agreement, but if we are unable to do so, we do not believe that such outcome would be materially adverse to us.

     At December 31, 2002, we had no outstanding borrowings under the line of credit with $7.0 million in availability.

     Our contractual obligations are as follows at December 31, 2002:

Contractual Obligations
Payments Due By Period		1 Year
(In thousands)	Total	or Less	2-3 Years	4-5 Years	After 5 Years

Operating leases	$2,379	$501	$1,069	$809	$—
Operating leases related to discontinued operations	1,368	615	486	267	—
Other obligations	187	73	114	—	—

Total	$3,934	$1,189	$1,669	$1,076	$—

     Operating leases related to discontinued operations represent office space previously occupied by the Emergent-East and Emergent-Central divisions. The amounts above represent the remaining lease commitments over the term of the leases. During the year ended December 31, 2002, we bought out leases for two properties for $810,000 and reduced our net liabilities related to discontinued operations by the same amount. We have entered into subleases for two of our other leased properties. These subleases cover a portion of our lease commitments for these properties and we expect these subleases to continue in effect for the life of our lease obligations with respect to these properties. We are continuing the process of identifying sub-lessees for our remaining leased property or negotiating lease buy-outs with the lessors.

     We believe we have sufficient working capital availability under the line of credit, which expires in April 2003, and cash generated by continuing operations to fund operations for at least the next twelve months. We believe we will be able to extend or replace the line of credit.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

CRITICAL ACCOUNTING POLICIES

     Revenue Recognition. We recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The majority of our services are provided under “time and expenses” billing arrangements, and revenue is recognized on the basis of hours worked, plus other reimbursable contract costs incurred during the period. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenue is also derived from success fees offered to clients as a pricing option, and recorded as revenue only upon the attainment of the specified incentive criteria. Success fees are not billable and revenue is not recorded until the client wins a contract.

     We must make estimates of potential future uncollectible accounts receivable related to current period revenue. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. We specifically analyze accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $9.9 million, net of allowance for doubtful accounts of $439,000 as of December 31, 2002.

     Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have not recorded a valuation allowance as of December 31, 2002, because we believe it is more likely than not that we can recover such assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations. The net deferred tax asset as of December 31, 2002 was $1.2 million.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement No. 146). Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We will adopt Statement No. 146 in the first quarter of 2003 and we do not expect adoption to have a material effect on our results of operations, financial position or cash flows.

ITEM 7a—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We currently have no instruments that are sensitive to market risk.

ITEM 8—CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Our Consolidated Financial Statements are annexed to the report as pages F-4 through F-20. An index to such materials appears on page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A change in our accountants was previously reported on Form 8-K filed on May 9, 2001.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors & Executive Officers will be under the caption “Management of the Company” of our Proxy Statement for the Annual Meeting of Shareholders to be held June 5, 2003 (the “Proxy Statement”). Such information is incorporated herein by reference.

ITEM 11 — EXECUTIVE COMPENSATION

     The information in the Proxy Statement set forth under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the Proxy Statement set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the Proxy Statement set forth under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14 – CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

(1)	Index to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2001 and 2000	F-20

     All other financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders SM&A:

     We have audited the accompanying consolidated balance sheets of SM&A as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the years ended December 31, 2002 and 2001. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SM&A at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Orange County, California February 12, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of SM&A:

     We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of SM&A and subsidiaries, formerly Emergent Information Technologies, Inc., for the year ended December 31, 2000. In connection with our audit of the consolidated financial statements, we also audited the consolidated financial statement schedule for the year ended December 31, 2000. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations of SM&A and subsidiaries, formerly Emergent Information Technologies, Inc., and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP
Orange County, California April 11, 2001

SM&A
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash	$5,956	$26,270
Restricted cash	—	3,265
Accounts receivable, net of allowances of $439 and $535	9,868	9,022
Prepaid income taxes	—	1,860
Prepaid expenses and other current assets	425	475
Deferred income taxes	1,277	2,395

Total current assets	17,526	43,287
Equipment, furniture and fixtures, net	767	557
Deferred income taxes	—	729
Other assets	111	118

	$18,404	$44,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$—	$22,085
Interest payable	—	695
Trade accounts payable	1,335	1,634
Accrued compensation and related benefits	2,832	3,569
Income taxes payable	2,989	3,351
Net liabilities of discontinued operations	2,453	7,483

Total current liabilities	9,609	38,817
Interest rate swap, at fair value	—	1,786
Deferred income taxes	73	—
Other liabilities	334	403

Total liabilities	10,016	41,006
Commitments and contingencies
Shareholders’ equity:
Preferred stock: Authorized 10,000,000 shares. None issued and outstanding	—	—
Common stock, no par value: Authorized 50,000,000 shares. Issued and outstanding 19,700,692 and 19,278,000, respectively	49,438	48,754
Accumulated deficit	(41,050)	(45,069)

Total shareholders’ equity	8,388	3,685

	$18,404	$44,691

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000

Revenue	$55,057	$46,407	$37,506
Cost of revenue	32,059	27,047	20,691

Gross margin	22,998	19,360	16,815
Selling, general and administrative expenses	12,369	12,013	12,742

Operating income	10,629	7,347	4,073
Other income (expense):
Interest expense, net	(865)	(1,909)	(328)
Unrealized gain (loss) on interest rate swap	6	(673)	—

Other income (expense), net	(859)	(2,582)	(328)

Income from continuing operations before income taxes	9,770	4,765	3,745
Income tax expense	3,252	1,916	1,536

Income from continuing operations	6,518	2,849	2,209
Discontinued operations:
Loss from operations of discontinued businesses, net of income taxes	—	(7,955)	(1,965)
Loss from disposal of discontinued businesses, net of income taxes	—	(13,942)	(30,607)

Loss from discontinued operations	—	(21,897)	(32,572)
Extraordinary loss from early extinguishment of debt, net of income taxes	(2,499)	—	—
Cumulative effect of adoption of FASB Statement No. 133, net of income taxes	—	(668)	—

Net income (loss)	$4,019	$(19,716)	$(30,363)

Net Income (loss) per share —Basic
Continuing operations	$0.33	$0.15	$0.14
Discontinued operations	$—	$(1.15)	$(1.99)
Extraordinary loss from early extinguishment of debt	$(0.13)	$—	$—
Cumulative effect of adoption of FASB Statement No. 133	$—	$(0.04)	$—
Net income (loss)	$0.21	$(1.04)	$(1.86)
Net Income (loss) per share — Diluted
Continuing operations	$0.32	$0.15	$0.13
Discontinued operations	$—	$(1.14)	$(1.96)
Extraordinary loss from early extinguishment of debt	$(0.12)	$—	$—
Cumulative effect of adoption of FASB Statement No. 133	$—	$(0.04)	$—
Net income (loss)	$0.20	$(1.03)	$(1.83)
Shares used in calculating net income (loss) per share:
Basic	19,535	19,045	16,350
Diluted	20,452	19,219	16,579

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
			Retained
			Earnings	Total
	Shares		(Accumulated	Shareholders'
	Outstanding	Amount	Deficit)	Equity

Balances at December 31, 1999	16,167	45,446	5,010	50,456
Net loss	—	—	(30,363)	(30,363)
Shares issued for employee stock purchase plan	250	757	—	757
Stock options issued to consultants	—	91	—	91
Issuance of common shares in connection with subordinated debt	2,250	1,969	—	1,969

Balances at December 31, 2000	18,667	48,263	(25,353)	22,910
Net loss	—	—	(19,716)	(19,716)
Shares issued upon exercise of options	47	71	—	71
Shares issued for employee stock purchase plan	564	420	—	420

Balances at December 31, 2001	19,278	48,754	(45,069)	3,685
Net income	—	—	4,019	4,019
Shares issued upon exercise of options	267	456	—	456
Shares issued for employee stock purchase plan	156	228	—	228

Balances at December 31, 2002	19,701	$49,438	$(41,050)	$8,388

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,019	$(19,716)	$(30,363)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	7,955	1,965
Loss from disposal of discontinued operations, net of tax	—	13,942	30,607
Cumulative effect of adoption of FASB 133, net of tax	—	668	—
Change in fair value of interest rate swap	(6)	673	—
Depreciation and amortization	260	240	204
Loss on disposal of equipment, furniture and fixtures	—	440	—
Deferred income taxes	1,920	(2,665)	(281)
Stock options issued to non-employees	—	—	91
Amortization of debt issuance costs	4,165	575	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(846)	(685)	(694)
Decrease in prepaid income taxes	1,860	1,924	881
(Increase) decrease in prepaid expense and other current assets	57	576	(545)
Increase (decrease) in trade accounts payable	(994)	1,072	519
Increase (decrease) accrued compensation and related benefits	(737)	(161)	932
(Decrease) increase in income taxes payable	(362)	3,351	—
(Decrease) increase other liabilities	(69)	(436)	382

Net cash provided by operating activities	9,267	7,753	3,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, furniture and fixtures	(470)	(96)	(506)
(Increase) decrease in restricted cash	3,265	(3,265)	—

Net cash provided by (used in) investing activities	2,795	(3,361)	(506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	684	491	757
Borrowings under revolving line of credit facility	—	—	15,644
Repayments under revolving line of credit facility	—	(14,734)	(29,538)
Repayment of subordinated notes	(25,000)	—	—
Payment of early payment penalty on subordinated notes	(1,250)	—	—
Payment on termination of interest rate swap agreement	(1,780)	—	—
Issuance of subordinated notes	—	—	25,000
Payment of debt issuance costs	—	—	(1,521)

Net cash provided by (used in) financing activities	(27,346)	(14,243)	10,342

Net increase (decrease) in cash from continued operations	(15,284)	(9,851)	13,534
Net cash provided by (used in) discontinued operations	(5,030)	34,573	(12,745)

Net increase (decrease) in cash	(20,314)	24,722	789
Cash at beginning of year	26,270	1,548	759

Cash at end of year	$5,956	$26,270	$1,548

SUPPLEMENTAL INFORMATION—CASH PAID (RECEIVED) FOR:
Interest	$1,560	$1,806	$1,883

Income taxes	$135	$350	$(500)

See accompanying notes to consolidated financial statements.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001, and 2000

As used herein, “SM&A,” “Company,” “its” and similar terms include SM&A and subsidiaries, unless the context indicates otherwise.

Note 1. Description of Business and Summary of Significant Accounting Policies

     Description of Business. SM&A is a provider of integrated proposal management services through a proprietary proposal management strategy and process. In conjunction with this process, the Company typically assumes a leadership role and places dedicated teams at client facilities to manage all aspects of the competitive proposal development process. The Company also leverages its success in winning business for its clients and its involvement in the project life cycle to extend its services beyond proposal development to its comprehensive capabilities in the areas of information technology services, systems engineering program integration, and other technical areas. The Company operates in one business segment, and conducts substantially all of its business in the United States.

     Principles of Consolidation. The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Revenue Recognition. The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The majority of the Company’s services are provided under “time and expenses” billing arrangements, and revenue is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenue is also derived from success fees offered to clients as a pricing option, and recorded as revenue only upon the attainment of the specified incentive criteria. Success fees are not billable and revenue is not recorded until the client wins a contract.

     Concentrations of Credit Risk and Major Customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The majority of the Company’s receivables are from large companies in the aerospace and defense industries. The Company controls credit risk through credit approvals and monitoring procedures and, generally, do not require collateral or other security to support financial instruments subject to credit risk. Management must make estimates regarding the collectibility of its accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company’s accounts receivable balance was $9.9 million and $9.0 million, net of allowance for doubtful accounts of $439,000 and $535,000 at December 31, 2002 and 2001, respectively. Credit losses have historically been within management’s expectation.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies – (continued)

     Customers accounting for more than 10% of our revenue and accounts receivable are as follows:

				Accounts Receivable
	Revenue			at
	Year Ended December 31,			December 31, 2002

	2002	2001	2000

Lockheed Martin Corporation	31.9%	29.7%	33.3%	26.7%
The Boeing Company	22.5	15.9	—	27.3
Raytheon Company	12.3	27.6	21.4	4.8
Accenture LTD	11.7	10.5	—	14.6
Litton Systems, Inc.	—	—	18.2	—

     Fair Value of Financial Instruments. The carrying value of cash, accounts receivable, trade accounts payable and accrued liabilities are measured at cost, which approximates their fair value.

     Derivative Financial Instruments. Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133), which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized currently in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized currently in results of operations. Upon adoption of Statement No. 133 as of January 1, 2001 the Company had one derivative instrument that did not qualify as a hedge and resulted in the cumulative effect of an accounting change of $668,000, net of tax benefit of $445,000, being recognized as expense in the statement of operations.

     Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows. Long-lived assets to be disposed of are carried at fair value less costs to sell.

     Equipment, furniture and fixtures. Equipment, furnitures and fixtures are stated at cost less accumulated depreciation. and are depreciated on a straight-line basis over the estimated useful lives of the assets (generally three to five years).

     Marketing and Advertising Expense. Marketing expenses consist of advertising, promotional and public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities. The Company expenses general media advertising costs as incurred or on the first run of an advertisement. Advertising expense and other promotional costs were $376,000, $373,000 and $558,000 in 2002, 2001 and 2000, respectively. Prepaid advertising costs, included in prepaids and other current assets in the accompanying consolidated balance sheets were $0, and $156,000 at December 31, 2002 and 2001 respectively.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies-(continued)

     Stock-Based Compensation. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and has adopted the disclosure-only alternative of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”). Options granted to non-employees, as defined, have been accounted for at fair market value in accordance with Statement No. 123.

     Income Taxes. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

     Discontinued Operations. On November 19, 2001, the Company entered into an agreement to sell the stock of Emergent-East, a formerly reported business segment, to an unrelated third party. In addition, on August 2, 2000, the Company discontinued the operations of Emergent-Central, a formerly reported business segment. Accordingly, these segments have been presented as a discontinued operation for all periods presented in the accompanying consolidated financial statements (see Note 5). As a result, the Company’s continuing operations consist of a single business segment, which assists clients with the procurement of government and commercial contracts.

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

     The following table illustrates the number of shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	2002	2001	2000

Denominator for basic income (loss) per common share-weighted average shares	19,535	19,045	16,350
Incremental common shares attributable to dilutive outstanding stock options	917	174	229

Denominator for diluted income (loss) per common share	20,452	19,219	16,579

     Anti-dilutive shares excluded from the reconciliation above were 918,680, 1,350,117 and 1,570,648 for 2002, 2001 and 2000, respectively.

     Recent Accounting Pronouncements. In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement No. 146). Under Statement No. 146, it addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt Statement No. 146 in the first quarter of 2003 and does not expect adoption to have a material effect on its results of operations, financial position or cash flows.

     Reclassifications. Certain items in the 2001 and 2000 financial statements have been reclassified to conform to the current period presentation.

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Equipment, Furniture and Fixtures

     A summary of equipment, furniture, and fixtures follows at December 31 (in thousands):

	2002	2001

Computer equipment	$1,160	$708
Furniture and equipment	598	580
Leasehold improvements	163	163

	1,921	1,451
Less accumulated depreciation and amortization	(1,154)	(894)

	$767	$557

     Depreciation expense was $260,000 and $240,000 in 2002 and 2001, respectively, and is included in general, selling and administrative expenses.

Note 3. Due From Affiliates and Related Party Transactions

     The Company entered into a contract with the Precept Group, for which one of the members of our Board of Directors serves as the President and CEO. During June 2002, The Precept Group was engaged to advise the Company on its executive compensation and to perform a human resources assessment. The contract value was determined through a review of prevailing market rates for such services. The Company paid the total contract value of $22,000 during the year ended December 31, 2002.

     In addition, the Company entered into a contract in April 2002 with ProView, a subsidiary of the Precept Group. The President and CEO of the Precept Group currently serves on the Company’s Board of Directors. The Company has agreed to outsource its employee benefits administration to ProView. The contract value was determined through a review of prevailing market rates for such services. Under this contract, the Company paid $12,000 during the year ended December 31, 2002.

     During June 2002, the Company entered into a right of offset and barter agreement with SummitJets, Inc. (“SummitJets”), which is owned by the Company’s CEO. The agreement provides for the offset of the existing accounts receivable and accounts payable balances between the companies. After giving effect to the offset, the Company was owed $114,000, which amounts SummitJets agreed to pay in the form of credits to use SummitJets aircraft. The $114,000 owed represents expenses incurred related to a former location sharing agreement for rent and related utilities. In June 2002, SummitJets moved into their own facilities and cancelled the existing location sharing agreement. During the year ended December 31, 2002, total credits used were $49,000 and the related expenses are included in selling, general and administrative expenses.

     One of the members of the Company’s Board of Directors assisted in brokering the Company’s excess real estate related to the sale of its discontinued operations. In connection with such services, The Company paid the board member $44,300 during the year ended December 31, 2002.

Note 4. Revolving Line of Credit and Interest Rate Swap

     Following the November 2001 retirement of its previous credit agreement, in January 2002, the Company entered into a revolving credit agreement following the November 2001 retirement of its previous credit agreement with a new lender for borrowings based on our eligible accounts receivable, as defined, for up to $7.5 million at the prime rate. The new revolving credit agreement expires in April 2003. Borrowings under the revolving credit agreement are secured by a lien on substantially all of the Company’s assets. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth and ratio of total liabilities to tangible net worth (as defined in the agreement) and also contains certain negative covenants which, among other things, restrict the Company’s ability to incur additional indebtedness, sell its assets, make certain types of investments and engage in certain types of mergers and acquisitions.

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Revolving Line of Credit and Interest Rate Swap – (continued)

     On May 12, 2000, the Company entered into an interest rate swap agreement to manage its interest rate risk exposure related to the previous credit agreement. The agreement required that the Company pay a fixed rate of 7.5225% on $20 million and in turn receive a variable rate of interest based on one-month LIBOR. During the years ended December 31, 2002 and 2001, the Company recognized a gain of $6,000 and a loss of $673,000, respectively, related to the change in the fair value of the interest rate swap. On July 5, 2002, the Company paid in full the then fair value of the interest rate swap and, as a result, the interest rate swap agreement was terminated.

Note 5. Discontinued Operations

     On November 30, 2001, the Company completed the sale of its interest in the common stock of Emergent-East (also known as the Government Services Group or GSG), a provider of system engineering, scientific research, program management and technical support services. The sale was to an independent third party for $39.8 million in cash. Accordingly, the operating results of Emergent-East, including provisions for losses during the period from October 1, 2001 through the closing date, facility lease costs and other costs to be incurred in connection with the sale, have been accrued. Expenses and operating losses from the measurement date of September 30, 2001 through November 30, 2001, the date of disposal, amounted to $13.0 million, net of income taxes of $2.7 million. Included in the loss from disposal of discontinued operations in 2001 and 2000 is approximately $3.9 million and $1.7 million, respectively, of allocated interest expense. The Company allocated interest under the guidance of EITF 87-24, “Allocation of Interest to Discontinued Operations,” using net assets as the basis of the ratio.

     On August 2, 2000, the Company’s Board of Directors adopted a plan to discontinue the operations of Emergent-Central, a business segment formed in 1999. Accordingly, the operating results of Emergent Central, including provisions for estimated losses during the phase-out period, facility lease costs and other shut down expenses incurred in connection with the disposal, were accrued as of September 30, 2000. Expenses and operating losses from the measurement date, including the write-off of the segment’s assets, through the closing date of disposal amounted to $34.1 million. During the year ended December 31, 2001, the Company re-evaluated its estimated costs to complete the shut down and recorded an additional accrual of $949,000, net of income taxes of $200,000.

	Beginning	Amounts	Amounts	Ending
	balance	Added	Paid	balance

2002 Discontinued Operations	$7,483	$—	$(5,030)	$2,453
2001 Discontinued Operations	$2,334	$10,313	$(5,164)	$7,483
2000 Discontinued Operations	$—	$2,334	$—	$2,334

     Liabilities of the discontinued businesses totaled at December 31, 2002 consisted of reserves for lease termination costs and contingent liabilities related to the sale of Emergent-East. Under the terms of the sale agreement, the Company indemnified the purchaser for certain contingent liabilities, arising before November 30, 2001, resulting from environmental matters, and government overhead rate audits for the two-year period ending November 30, 2003.

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Discontinued Operations – (continued)

     Following is summary financial information for the Company’s discontinued operations (in thousands):

	Years Ended December 31,

	2001	2000

Revenue:
Emergent-Central	$—	$1,464
Emergent-East	49,663	82,634

Total	$49,663	$84,098

Income (loss) from operations of discontinued businesses:
Emergent-Central	$—	$(9,292)
Emergent-East	(9,637)	6,717

Loss before income taxes	(9,637)	(2,575)
Income tax benefit	1,682	610

Loss from operations of discontinued businesses	$(7,955)	$(1,965)

Loss on disposal of discontinued businesses:
Emergent-Central	$(1,149)	$(34,116)
Emergent-East	(15,739)	—

Loss on disposal of discontinued businesses before income taxes	(16,888)	(34,116)
Income tax benefit	2,946	3,509

Loss from disposal of discontinued businesses	$(13,942)	$(30,607)

Note 6. Long-Term Debt

     Long-term debt was comprised of the following at December 31 (in thousands):

	2002	2001

Senior subordinated notes ($25 million face amount)
paid January 2002	$—	$25,000
Original issue discount on subordinated notes	—	(1,575)
Debt issuance costs	—	(1,340)

Net long-term debt	—	22,085
Less: current portion	—	22,085

Long-term debt	$—	$—

     The Company entered into a Note and Stock Purchase Agreement (the “Subordinated Debt Agreement”) dated December 29, 2000 with various investors (the “Purchasers”). In consideration of a $25.0 million investment, the Company issued to the Purchasers (i) 13% unsecured, Senior Subordinated Notes due in 2005 in the aggregate principal amount of $25.0 million (the “Notes”), and (ii) 2,250,000 shares of our common stock with a fair value of $1,968,750.

     The value of the common stock issued and related financing costs of $3.5 million were reflected as a discount on the Notes and were being amortized over the term of the Notes. Interest expense related to the amortization of the discount totaled $575,000 for the year ended December 31, 2001. On January 11, 2002, the Subordinated Debt Agreement was paid in full from the proceeds of the sale of Emergent-East. In connection with the repayment, the Company incurred a prepayment penalty of $1.25 million, and wrote-off the remaining original issue discount and debt issuance costs. This retirement of the Senior Subordinated Notes resulted in a loss of $2.5 million, net of tax, which is reflected as an extraordinary item in the statement of operations for the year ended December 31, 2002.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes

     Significant components of income tax expense attributable to income from continuing operations before discontinued operations and extraordinary item consists of (in thousands):

	Current	Deferred	Total

Year ended December 31, 2002:
Federal	$1,047	$1,639	$2,686
State	285	281	566

	$1,332	$1,920	$3,252

Year ended December 31, 2001:
Federal	$2,650	$(1,002)	$1,648
State	439	(171)	268

	$3,089	$(1,173)	$1,916

Year ended December 31, 2000:
Federal	$1,567	$(256)	$1,311
State	250	(25)	225

	$1,817	$(281)	$1,536

     The following is a reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate before discontinued operations and extraordinary item:

	2002	2001	2000

Income taxes at statutory federal rates	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	5.8	6.0	6.0
Utilization of net operating losses as a result of change in tax law	(6.6)	—	—
Other	(0.9)	(0.8)	—

	33.3%	40.2%	41.0%

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	2002	2001

Deferred tax assets:
Accrued expenses not currently deductible for tax purposes	$225	$219
Allowance for doubtful accounts	174	212
Depreciation	—	21
Swap interest rate payable	—	708
Discontinued operations accrual	971	2,355

Total deferred tax assets	1,370	3,515

Deferred tax liabilities:
Change of accounting method	—	(328)
Prepaid expenses	(94)	(55)
Other	(72)	(8)

Total deferred tax liabilities	(166)	(391)

Net deferred tax assets	$1,204	$3,124

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes-(continued)

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

     The Internal Revenue Service is in the process of completing its examination of the Company filings for the years ended December 31, 1998 through 2001. The Company does not expect the results of this examination to have a material impact on its financial condition, results of operations or cash flows.

     The “Job Creation and Worker Assistance Act of 2002”, which was enacted in February 2002, allowed the Company to benefit from net operating losses that it otherwise would not have been able to benefit. In this regards, in October 2002, the Company entered into negotiations to, among other items, amend selected sections of the Stock Purchase and Sale Agreement with L-3 Communications Corporation. The resulting amendment and that agreement allowed the Company to realize an additional net tax benefit under this law of $627,000.

     On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of net operating loss carry-forwards in tax years beginning in 2002 and 2003. Accordingly, California net operating losses generated in tax years prior to 2002 are not available to offset California taxable income in 2002 and 2003, however such net operating losses can be used to offset taxable income in years ending in 2004 and beyond.

Note 8. Stock-Based Compensation and Employee Benefit Plans

     Stock Option Plan. In 1997, we adopted the 1997 Stock Option Plan, which was later amended and restated, (the “Option Plan”) under which incentive and non-statutory stock options to acquire shares of our common stock may be granted to officers, employees, and consultants. The Option Plan is administered by the Board of Directors and permits the issuance of up to 4,000,000 shares of the Company’s common stock. Incentive stock options must be issued at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options granted under the Option Plan vest over various terms up to ten years and are exercisable over a period of time, not to exceed ten years, and are subject to other terms and conditions specified in each individual employee option agreement. A summary of employee stock options follows:

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Stock-Based Compensation and Employee Benefit Plans-(continued)

			Weighted Average
	Number of	Weighted Average	Fair Value of	Options
	Shares	Exercise Price	Options Granted	Exercisable

Outstanding as of December 31, 1999	2,576,975	$9.64		403,691
Granted	2,117,300	2.36	$2.01
Exercised	—	—
Canceled	(1,921,834)	6.77

Outstanding as of December 31, 2000	2,772,441	6.13		701,341
Granted	1,404,100	1.22	$1.01
Exercised	(46,875)	1.53
Canceled	(1,041,437)	4.87

Outstanding as of December 31, 2001	3,088,229	4.40		1,278,537
Granted	583,000	3.06	$1.83
Exercised	(316,425)	1.39
Canceled	(595,584)	5.57

Outstanding as of December 31, 2002	2,759,220	$4.20		1,328,552

The following table summarizes information concerning stock options outstanding at December 31, 2002:

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.0000-2.8625	1,485,000	7.2	$1.5215	583,163	$1.4749
$2.8626-5.7250	671,670	6.7	3.9226	179,802	5.1899
$5.7251-8.5875	158,300	1.4	7.7860	123,262	7.7942
$8.5876-11.4500	6,100	1.5	8.8242	4,600	8.8346
$11.4501-14.3125	393,950	0.2	12.0193	393,525	12.0186
$14.3126-17.1750	40,300	0.8	14.8443	40,300	14.8443
$17.1751-20.0375	3,900	0.4	17.8269	3,900	17.8269

	2,759,220	5.7	$4.1980	1,328,552	$6.1661

     SFAS No. 123 Pro Forma Disclosure. The Company uses the intrinsic value method in accounting for its stock options. If compensation cost had been recognized based on the fair value at the date of grant for options granted in 2002, 2001 and 2000, under SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma amounts of the Company’s net loss and net loss per share, which may not necessarily be indicative of effects on reported results for future years, for the years ended December 31, 2002, 2001 and 2000 would have been as follows (in thousands, except per share data):

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Stock-Based Compensation and Employee Benefit Plans-(continued)

	Years Ended December 31,

	2002	2001	2000

Net income (loss) — as reported	$4,019	$(19,716)	$(30,363)
Net income (loss) — SFAS No. 123 pro forma	$2,970	$(22,303)	$(33,446)
Basic income (loss) per share — as reported	$0.21	$(1.04)	$(1.86)
Basic income (loss) per share — SFAS No. 123 pro forma	$0.15	$(1.17)	$(2.05)
Diluted income (loss) per share — as reported	$0.20	$(1.03)	$(1.83)
Diluted income (loss) per share — SFAS No. 123 pro forma	$0.15	$(1.16)	$(2.02)

     The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2002	2001	2000

Stock volatility	102.78%	115.93%	138.05%
Risk-free interest rate	2.99%	4.10%	6.00%
Option term in years	2.47	4.87	3.66
Stock dividend yield	N/A	N/A	N/A

     Employee Stock Purchase Plan. In 1999, the Company adopted an Employee Stock Purchase Plan, which was later amended and restated, (the “ESPP”). Under the ESPP, shares of the Company’s common stock may be purchased at three-month intervals at 85% of the lower of the fair market value on the first or the last day of each three-month period. Employees may elect to have a maximum of 15% of their gross bi-weekly compensation withheld during any offering period. As of December 31, 2002, 969,926 shares have been distributed to participants. The total authorized shares currently allocated to the ESPP reserve are 1,050,000.

     Defined Contribution Plans. The SM&A 401(k) Plan and Trust (the “Plan”) is a defined contribution plan. The Plan includes a tax-deferred 401(k) provision. The Plan covers all employees. Contributions are made to the Plan by both the employees and the Company. The Plan provides for employee contributions of up to 15% of eligible compensation with Company matching, supplemental contributions for certain classes of employees based on performance criteria and profit sharing under certain conditions. The Company’s matching contribution was $35,000, $22,000, and $8,000 for the years ended December 31, 2002, 2001, and 2000.

     Shares Reserved for Future Issuance. At December 31, 2002, the Company had reserved 4,000,000 shares for future issuance under our stock option plan and 80,074 shares under our employee stock purchase plan.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to provide guidance to companies on alternative methods to transition to FASB Statement No. 123’s fair value method of accounting for stock-based employee compensation. The Company has elected to continue to use the intrinsic valuation method for valuing stock-based employee compensation; accordingly, the adoption of FAS 148 shall not have an impact on the Company’s financial position or results of operations.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Commitments and Contingencies

     Leases. The Company currently leases office facilities and property and equipment under non-cancelable operating leases. Rental expense under operating lease agreements for 2002, 2001 and 2000 was $487,000, $689,000 and $455,000, respectively. Future minimum lease payments are as follows for the years ending December 31 (in thousands):

2003	$501,989
2004	523,420
2005	545,438
2006	567,851
2007	240,665
Thereafter	—

Total	$2,379,363

     Contingencies. From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that management believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Quarterly Financial Data (Unaudited)

     The following summarized unaudited quarterly financial data has been prepared using the Company’s consolidated financial statements (in thousands, except per share data):

	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter	Total

Revenue	12,552	13,654	14,315	14,536	55,057
Gross margin	5,184	5,450	5,954	6,410	22,998
Income from continuing operations	1,234	1,343	1,611	2,330	6,518
Extraordinary loss from early extinguishment of debt, net of taxes	(2,499)	—	—	—	(2,499)
Net income (loss)	(1,265)	1,343	1,611	2,330	4,019
Net income (loss) per share — Basic
Continuing operations	0.06	0.07	0.08	0.12	0.33
Extraordinary loss	(0.13)	—	—	—	(0.13)
Net income (loss)	(0.07)	0.07	0.08	0.12	0.21
Net income (loss) per share — Diluted
Continuing operations	0.06	0.07	0.08	0.11	0.32
Extraordinary loss	(0.12)	—	—	—	(0.12)
Net income (loss)	(0.06)	0.07	0.08	0.11	0.20
Shares used in calculating net income (loss) per share
Basic	19,347	19,497	19,602	19,690	19,535
Diluted	20,257	20,563	20,510	20,476	20,452

	First	Second	Third	Fourth
2001	Quarter	Quarter	Quarter	Quarter	Total

Revenue	12,008	10,528	11,391	12,480	46,407
Gross margin	5,257	4,373	4,547	5,183	19,360
Income from continuing operations	719	752	460	918	2,849
Loss from discontinued operations	(932)	(628)	(19,137)	(1,200)	(21,897)
Cumulative change in accounting principles	(668)	—	—	—	(668)
Net income (loss)	(881)	124	(18,677)	(282)	(19,716)
Net income (loss) per share — Basic
Continuing operations	0.04	0.04	0.02	0.05	0.15
Discontinued operations	(0.05)	(0.03)	(1.00)	(0.06)	(1.15)
Cumulative effect	(0.04)	—	—	—	(0.04)
Net income (loss)	(0.05)	0.01	(0.98)	(0.02)	(1.04)
Net income (loss) per share — Diluted
Continuing operations	0.04	0.04	0.02	0.05	0.15
Discontinued operations	(0.05)	(0.03)	(1.00)	(0.06)	(1.14)
Cumulative effect	(0.04)	—	—	—	(0.04)
Net income (loss)	(0.05)	0.01	(0.98)	(0.01)	(1.03)
Shares used in calculating net income (loss) per share
Basic	18,892	18,949	19,137	19,199	19,045
Diluted	18,892	18,967	19,152	20,038	19,219

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance				Balance
	at the	Charge			at the
Beginning		to	Recoveries		End
	of the	Bad Debts	and	Deductions/	of the
	Period	Expense	Other	Write-Offs	Period

2002 Allowance for Doubtful Accounts	$535	$51	$—	$(147)	$439
2001 Allowance for Doubtful Accounts	$30	$521	$—	$(16)	$535
2000 Allowance for Doubtful Accounts	$30	$—	$—	$—	$30

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A

By: /s/ Steven S. Myers Steven S. Myers President and Chief Executive Officer Dated: March 11, 2003

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

Name	Title	Date

/s/ STEVEN S. MYERS Steven S. Myers	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2003
/s/ CATHY L. WOOD Cathy L. Wood	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 11, 2003
/s/ J. CHRISTOPHER LEWIS J. Christopher Lewis	Director	March 11, 2003
/s/ LUTHER J. NUSSBAUM Luther J. Nussbaum	Director	March 11, 2003
/s/ ALBERT S. NAGY Albert S. Nagy	Director	March 11, 2003
/s/ WADE R. OLSON Wade R. Olson	Director	March 11, 2003
/s/ ROBERT J. UNTRACHT Robert J. Untracht	Director	March 11, 2003
/s/ JOHN R. WOODHULL John R. Woodhull	Director	March 11, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven S. Myers, certify that:

1.	I have reviewed this annual report on Form 10-K of SM&A;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 11, 2003	/s/ STEVEN S. MYERS

Steven S. Myers President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Cathy L. Wood, certify that:

1.	I have reviewed this annual report on Form 10-K of SM&A;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 11, 2003	/s/ CATHY L. WOOD

Cathy L. Wood Executive Vice President, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No. 1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

4.1	Registration and Antidilution Rights Agreement, by and among the Registrant and the Holders listed on the signature pages thereto. (5)

4.2	Controlling Shareholder Agreement, by and among the Registrant, Steven S. Myers as Common Stockholder and the Purchasers listed on the signature pages thereto. (6)

4.3	Registration Rights Agreement, by and among the Registrant and certain shareholders of Space Applications Corporation identified therein. (7)

4.4	Registration Rights Agreement, by and among the Registrant and certain shareholders of Decision-Science Applications, Inc. set forth therein. (8)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (9)

10.2	Amended and Restated Employee Stock Purchase Plan. (10)

10.3	Office Facility Lease. (11)

10.4	Employment Agreement of Steven S. Myers. (12)

10.5	Amendment No. 1 to Employment Agreement of Steven S. Myers. (13)

10.6	Amendment No. 2 to Employment Agreement of Steven S. Myers. (14)

10.7	Amendment No. 3 to Employment Agreement of Steven S. Myers. (15)

10.8	Employment Agreement of Cathy L. Wood. (16)

10.9	Amendment No. 1 to Employment Agreement of Cathy L. Wood. (17)

10.10	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (18)

10.11	Employment Agreement of Bennett C. Beaudry. (19)

10.12	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (20)

10.13	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (21)

Exhibits — continued

10.14	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (22)

10.15	Employment Agreement of Thomas J. Amrhein. (23)

16.1	Letter from KPMG, regarding its concurrence to statements made regarding the Registrant’s change in certifying accountant. (24)

21.1	Subsidiaries of the Registrant. (25)

23.1	Consent of Ernst & Young LLP. (26)

23.2	Consent of KPMG LLP. (27)

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (28)

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (29)

Footnote #

(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on January 8, 2001 as Exhibit 99.5 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on January 8, 2001 as Exhibit 99.6 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on June 4, 1998 as Exhibit 2, Appendix E to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(8)	Filed on August 21, 1998 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(9)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(10)	Filed on April 29, 2002 as Exhibit C to the registrant’s Current Report on Form 14A and incorporated herein by reference.

(11)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(12)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(13)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(14)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(15)	Filed herewith.

(16)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(17)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(18)	Filed herewith.

(19)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(20)	Filed herewith.

(21)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(22)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(23)	Filed on March 15, 2002 as Exhibit 10.9 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(24)	Filed on May 9, 2001 as Exhibit 16 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(25)	Filed herewith.

(26)	Filed herewith.

(27)	Filed herewith.

(28)	Filed herewith.

(29)	Filed herewith.

(a)	Reports on Form 8-K:

None for quarter ended December 31, 2002