Form 10-Q
period 2003-03-31
SM&A
filed 2003-05-01
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23585

SM&A

(Exact name of registrant as specified in its charter)

California	33-0080929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, 8th Floor, Newport Beach, California 92660
(Address of principal executive offices, including zip code)

(949) 975-1550
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     The number of shares outstanding of the registrant’s common stock as of April 29, 2003 was 19,785,418.

SM&A

SM&A
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31	December 31
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,594	$5,956
Accounts receivable, net	14,167	9,868
Prepaid expenses and other current assets	643	425
Deferred income taxes	1,277	1,277

Total current assets	22,681	17,526
Equipment, furniture and fixtures, net	740	767
Other assets	168	111

	$23,589	$18,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,888	$1,335
Accrued compensation and related benefits	2,984	2,832
Income taxes payable	3,966	2,989
Net liabilities of discontinued operations	2,119	2,453

Total current liabilities	10,957	9,609
Deferred income taxes	73	73
Other liabilities	313	334

Total liabilities	11,343	10,016
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	49,518	49,438
Accumulated deficit	(37,272)	(41,050)

Total shareholders’ equity	12,246	8,388

	$23,589	$18,404

See accompanying notes to consolidated financial statements

SM&A
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,

	2003	2002

	(unaudited)	(unaudited)
Revenue	$18,745	$12,552
Cost of revenue	10,712	7,368

Gross margin	8,033	5,184
Selling, general and administrative expenses	3,323	2,907

Operating income	4,710	2,277
Other income (expense):
Interest income (expense), net	1	(434)
Unrealized gain on interest rate swap	—	248

Other income (expense), net	1	(186)

Income from continuing operations before income taxes	4,711	2,091
Income tax expense	933	857

Income from continuing operations	3,778	1,234
Extraordinary loss from early extinguishment of debt, net of income taxes	—	(2,499)

Net income (loss)	$3,778	$(1,265)

Income per share from continuing operations:
Basic	$0.19	$0.06
Diluted	$0.19	$0.06
Loss per share from early extinguishment of debt:
Basic	$—	$(0.13)
Diluted	$—	$(0.12)

Net income (loss) per share:
Basic	$0.19	$(0.07)
Diluted	$0.19	$(0.06)

Shares used in calculating net income (loss) per share:
Basic	19,728	19,347
Diluted	20,153	20,257

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,778	$(1,265)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of interest rate swap	—	(248)
Depreciation and amortization	68	59
Deferred income taxes	—	(1,666)
Amortization of debt issuance costs	—	4,165
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,299)	(378)
Decrease in prepaid income taxes	—	1,732
(Increase) decrease in prepaid expense and other assets	(275)	22
Increase (decrease) in trade accounts and interest payable	553	(828)
Increase (decrease) in accrued compensation and related benefits	152	(461)
Increase in income taxes payable	977	714
Increase (decrease) in other liabilities	(21)	(56)

Net cash provided by operating activities	933	1,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(41)	(78)
Decrease in restricted cash	—	2,765

Net cash (used in) provided by investing activities	(41)	2,687

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated notes	—	(25,000)
Payment of early payment penalty on subordinated notes	—	(1,250)
Proceeds from issuance of common stock	80	279

Net cash provided by (used in) financing activities	80	(25,971)

Net increase (decrease) in cash from continuing operations	972	(21,494)
Net cash used in discontinued operations	(334)	(2,383)

Net increase (decrease) in cash	638	(23,877)
Cash at beginning of period	5,956	26,270

Cash at end of period	$6,594	$2,393

See accompanying notes to consolidated financial statements.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2003 and 2002
(unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at March 31, 2003 and the consolidated results of our operations and our cash flows for the three months ended March 31, 2003 and 2002.

     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

     The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2003.

Recent Accounting Pronouncements

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement No. 146). Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We adopted Statement No. 146 in the first quarter of 2003 and it did not have a material effect on our results of operations, financial position or cash flows.

Significant Accounting Policies

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

     Reclassifications. Certain items in the 2002 financial statements have been reclassified to conform to the current period presentation.

NOTE 2. NET INCOME (LOSS) PER SHARE

     The following table illustrates the number of shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Denominator for basic income (loss) per common share weighted average shares outstanding during the period	19,728	19,346
Incremental common shares attributable to dilutive outstanding stock options	426	911

Denominator for diluted income (loss) per common share	20,153	20,257

NOTE 3. STOCK-BASED COMPENSATION

     The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company did not record any compensation expense in the consolidated financial statements for its stock-based compensation plans. The following table illustrates the effect on net income (loss) and net income (loss) per share had compensation expense been recognized consistent with the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.

	Three Months
	Ended March 31,

	2003	2002

Net income (loss) — as reported	$3,778	$(1,265)
Less: stock compensation expense – net of tax	(78)	(56)

Net income (loss) — SFAS No. 123 pro forma	$3,700	$(1,321)

Basic income (loss) per share — as reported	$0.19	$(0.07)
Basic income (loss) per share — SFAS No. 123 pro forma	$0.19	$(0.07)
Diluted income (loss) per share — as reported	$0.19	$(0.06)
Diluted income (loss) per share — SFAS No. 123 pro forma	$0.18	$(0.07)

NOTE 4. REVOLVING LINE OF CREDIT AND INTEREST RATE SWAP

     In April 2003, the Company renewed its previous revolving credit agreement. The renewed agreement allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The new revolving credit agreement expires in April 2004. Borrowings under the revolving credit agreement are secured by a lien on substantially all of the Company’s assets. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lendor.

NOTE 4. REVOLVING LINE OF CREDIT AND INTEREST RATE SWAP – (cont’d)

     On May 12, 2000, the Company entered into an interest rate swap agreement to manage its interest rate risk exposure related to the Company’s previous credit agreement. The agreement required that the Company pay a fixed rate of 7.5225% on $20.0 million and in turn receive a variable rate of interest based on one-month LIBOR. During the three months ended March 31, 2002, the Company recognized a gain of $248,000 related to the change in the fair value of the interest rate swap. On July 5, 2002, the Company paid in full the then fair value of the interest rate swap and, as a result, the interest rate swap agreement was terminated.

NOTE 5. INCOME TAXES

     Our effective income tax rate for the three months ended March 31, 2003 and 2002 was 19.8% and 41.0%, respectively. In March 2003, the Internal Revenue Service completed their examination of our income and payroll taxes for the calendar years 1998 through 2001. Based on the conclusion of the examination, we adjusted our tax accounts leading to a one-time income tax adjustment of $0.05 per diluted share in the first quarter of 2003. Without the tax adjustment, the Company earned $0.14 per diluted share in the first quarter of 2003. Our effective tax rate for future quarters is expected to be approximately 41.0%.

NOTE 6. LONG-TERM DEBT

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

     The value of the common stock issued and related financing costs of $3.5 million were reflected as a discount on the Notes and were being amortized over the term of the Notes. On January 11, 2002, the Notes were repaid in full. In connection with the repayment, we incurred a prepayment penalty of $1.25 million, and wrote off the remaining original issue discount and debt issuance costs. This retirement of the Notes resulted in a loss of $2.5 million, net of tax, and is reflected as an extraordinary item in the accompanying consolidated statements of operations.

NOTE 7. RELATED PARTIES

     In April 2002, we entered into a contract with ProView, a subsidiary of the Precept Group, for which one of our members of our Board of Directors serves as the President and CEO. We agreed to outsource our employee benefits administration, which requires us to pay a monthly fee based on the number of participating employees. ProView provides the administration of enrollment activity, benefit and billing administration, COBRA processing, flexible spending account administration and a nominal fee for use of a human resources intranet website. The contract value was determined through a review of prevailing market rates for such services. Under this contract, we paid $6,100 during the three months ended March 31, 2003.

     During June 2002, we entered into a right of offset and barter agreement with SummitJets, Inc. (SummitJets), which is owned by our CEO. The agreement provides for the offset of the existing accounts receivable and accounts payable balances between the companies. After giving effect to the offset, SM&A was owed $114,000, which amounts SummitJets agreed to pay in the form of credits to use SummitJets aircraft. The $114,000 owed represents expenses incurred related to a former location sharing agreement for rent and related utilities. In June 2002, SummitJets moved into their own facilities and cancelled the existing location sharing agreement. During the three months ended March 31, 2003, total credits used were $48,000 and are included in Selling, General and Administrative Expenses. SummitJets paid the Company the remaining credits owed of $17,000 and the contract was terminated.

NOTE 8. DISCONTINUED OPERATIONS

     On November 30, 2001, we completed the sale of our interest in the common stock of Emergent-East (also known as the Government Services Group or GSG), a provider of system engineering, scientific research, program management and technical support services.

     Liabilities related to the sale of GSG totaled $2.1 million at March 31, 2003 and consisted of reserves for lease termination costs and contingent liabilities related to the sale. Under the terms of the sale agreement, we indemnified the purchaser for certain contingent liabilities, arising before November 30, 2001, for the two-year period ending November 30, 2003. The Company has not been requested to make any payments as of March 31, 2003.

	Beginning	Amounts	Amounts	Ending
	Balance	Added	Paid	Balance

2003
Discontinued Operations	$2,453	$—	$(334)	$2,119

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

Forward-Looking Statements

     From time to time, we may make forward-looking public statements, such as statements concerning expected future revenue or earnings or concerning projected plans, performance, contract procurement as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases, investor presentations, or in informal statements made with the approval of an authorized executive officer. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “projected,” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

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

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain historical operating results as a percentage of revenue:

	Three Months
	Ended
	March 31,

	2003	2002

Revenue	100.0%	100.0%
Cost of revenue	57.1	58.7

Gross margin	42.9	41.3
Selling, general and administrative expenses	17.7	23.1

Operating income	25.2	18.2
Income from continuing operations	20.2%	9.9%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (cont’d)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Revenue. We derive our revenue from the various consulting services that we provide: proposal management; program support services; management consulting; and competitive strategy services. Revenue increased $6.2 million, or 49.3%, to $18.7 million for the three months ended March 31, 2003 compared to $12.6 million for the three months ended March 31, 2002. The increase in revenue is a result of the Company’s larger account executive team spending increased time with clients combined with two key structural changes in the industry: higher defense and homeland security spending and an increased rate of retirement by crucial personnel among SM&A’s clients which led to an increased need for SM&A’s services. We have increased the average number of people working on projects to 209 from 147 for the three months ended March 31, 2003 and 2002, respectively.

     Gross Margin. Gross margin increased $2.8 million, or 55.0%, to $8.0 million, for the three months ended March 31, 2003 as compared to $5.2 million for the three months ended March 31, 2002. As a percentage of revenue, gross margin increased to 42.9% compared to 41.3% for the three months ended March 31, 2002. The increase is attributable to our continued focus on gross margin targets, our internal reporting capabilities and our cost controls relating to travel expenses incurred while providing our various service offerings.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses increased $0.4 million, or 14.3%, to $3.3 million for the three months ended March 31, 2003, as compared to $2.9 million for the three months ended March 31, 2002. As a percentage of revenue, selling, general and administrative expenses decreased to 17.7% for the three months ended March 31, 2003, as compared to 23.2% for the same period of the prior year. The increase in expenses is attributed to an increase in the number of account executives during the later part of 2002, an increase in our director and officer liability and healthcare insurance premiums and an increase in the amount of fees that we expect to pay our registered accounting firm in connection with the upcoming audit of our internal controls as required by the Sarbanes-Oxley Act of 2002.

     Operating Income. Operating income was $4.7 million for the three months ended March 31, 2003 compared to $2.3 million for the three months ended March 31, 2002, an increase of $2.4 million. As a percentage of revenue, operating income increased to 25.2% for the three months ended March 31, 2003, from 18.2% in the same period of the prior year. Operating income increased due to the increased revenue and gross margin offset by an increase in selling, general and administrative expenses, as discussed above.

     Interest Income (Expense), net. Interest income (expense), net was $1,000 for the three months ended March 31, 2003 as compared to ($434,000) for the three months ended March 31, 2002. Included in interest for the three months ended March 31, 2002 is the amortization of debt discount in 2002 and interest on interim borrowings on our line of credit and our interest rate swap.

     Unrealized Gain on Interest Rate Swap. For the three months ended March 31, 2002, we recognized a gain of $248,000 resulting from changes in the fair value of our interest rate swap agreement. The swap agreement was terminated in July 2002.

     Income Tax Expense. Our effective income tax rate for the three months ended March 31, 2003 and 2002 was 19.8% and 41.0%, respectively. In March 2003, the Internal Revenue Service completed their examination of our income and payroll taxes for the calendar years 1998 through 2001. Based on the conclusion of the examination, we adjusted our tax accounts leading to a one-time income tax adjustment of $0.05 per diluted share in the first quarter. Without the tax adjustment, the Company earned $0.14 per diluted share in the first quarter. Our effective tax rate for future quarters is expected to be approximately 41.0%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (cont’d)

LIQUIDITY AND CAPITAL RESOURCES

     Net Cash Provided by Operating Activities. For the quarter ended March 31, 2003, net cash provided by operating activities of $933,000 reflected our net income of $3.8 million offset by a $4.3 million increase in our accounts receivable balance. The increase in our accounts receivable balance is related to our increase in sales over the previous quarter ended December 31, 2002 of $4.2 million, or 29%, and a temporary increase in our day sales outstanding (DSO) over historical levels. The DSO has returned back to our historical levels as of April 25, 2003.

     Net Cash Provided by Investing Activities. For the quarter ended March 31, 2003, net cash used in investing activities was $41,000, which primarily related to the purchase of equipment.

     Net Cash Provided by Financing Activities. For the quarter ended March 31, 2003, net cash of $80,000 was provided by financing activities from proceeds received from the issuance of common stock under our Employee Stock Purchase Plan and from the exercise of stock options.

     In April 2003, the Company renewed its previous revolving credit agreement. The renewed agreement allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The new revolving credit agreement expires in April 2004. Borrowings under the revolving credit agreement are secured by a lien on substantially all of the Company’s assets. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement) and also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of $1.0 million in excess of the $10.0 million credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lendor.

     At March 31, 2003, we had no outstanding borrowings under the line of credit.

     The Company’s contractual obligations are as follows at March 31, 2003:

Contractual Obligations
Payments Due By Period		1 Year	2-3	4-5	After 5
(In thousands)	Total	or Less	Years	Years	Years

Operating leases	$2,257	$507	$1,080	$670	$—
Operating leases related to discontinued operations	778	321	291	166	—
Other obligations	169	75	94	—	—

Total	$3,204	$903	$1,465	$836	$—

     Operating leases related to discontinued operations represent office space previously occupied by the Emergent-East and Emergent-Central divisions. The amounts above represent the remaining lease commitments over the term of the leases. We have entered into subleases for two of our other leased properties. These subleases cover a portion of our lease commitments for these properties and we expect these subleases to continue in effect for the life of our lease obligations with respect to these properties. The Company is continuing the process of identifying sub-lessees for our remaining leased property or negotiating lease buy-outs with the lessors.

     We believe that we have sufficient working capital, availability under the line of credit and cash generated by continuing operations to fund operations for at least the next twelve months.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (cont’d)

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (cont’d)

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

     Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and March 31, 2003, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

     At March 31, 2003, Steven S. Myers, President, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 34.38% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions. Our board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company currently has no instruments that are sensitive to market risk.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), within 90 days prior to the filing date of this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b)	Changes in internal controls

     There were not any significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

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

     Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5.    OTHER INFORMATION

     In April 2002, we entered into a contract with ProView, a subsidiary of the Precept Group, for which one of our members of our Board of Directors serves as the President and CEO. We agreed to outsource our employee benefits administration, which requires us to pay a monthly fee based on the number of participating employees. ProView provides the administration of enrollment activity, benefit and billing administration, COBRA processing, flexible spending account administration and a nominal fee for use of a human resources intranet website. The contract value was determined through a review of prevailing market rates for such services. Under this contract, we paid $6,100 during the three months ended March 31, 2003.

     During June 2002, we entered into a right of offset and barter agreement with SummitJets, Inc. (SummitJets), which is owned by our CEO. The agreement provides for the offset of the existing accounts receivable and accounts payable balances between the companies. After giving effect to the offset, SM&A was owed $114,000, which amounts SummitJets agreed to pay in the form of credits to use SummitJets aircraft. The $114,000 owed represents expenses incurred related to a former location sharing agreement for rent and related utilities. In June 2002, SummitJets moved into their own facilities and cancelled the existing location sharing agreement. During the three months ended March 31, 2003, total credits used were $48,000 and are included in Selling, General and Administrative Expenses. SummitJets paid the Company the remaining credits owed of $17,000 and the contract was terminated.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

(a)	Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

4.1	Registration and Antidilution Rights Agreement, by and among the Registrant and the Holders listed on the signature pages thereto. (5)

4.2	Controlling Shareholder Agreement, by and among the Registrant, Steven S. Myers as Common Stockholder and the Purchasers listed on the signature pages thereto. (6)

4.3	Registration Rights Agreement, by and among the Registrant and certain shareholders of Space Applications Corporation identified therein. (7)

4.4	Registration Rights Agreement, by and among the Registrant and certain shareholders of Decision-Science Applications, Inc. set forth therein. (8)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement.(9)

10.2	Amended and Restated Employee Stock Purchase Plan. (10)

10.3	Office Facility Lease. (11)

10.4	Employment Agreement of Steven S. Myers. (12)

10.5	Amendment No. 1 to Employment Agreement of Steven S. Myers. (13)

10.6	Amendment No. 2 to Employment Agreement of Steven S. Myers. (14)

10.7	Amendment No. 3 to Employment Agreement of Steven S. Myers. (15)

10.8	Employment Agreement of Cathy L. Wood. (16)

10.9	Amendment No. 1 to Employment Agreement of Cathy L. Wood. (17)

10.10	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (18)

10.11	Employment Agreement of Bennett C. Beaudry. (19)

10.12	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (20)

10.13	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (21)

Exhibits — continued

10.14	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national association. (22)

10.15	Revolving Loan Agreement dated April 25, 2003, by and between the Registrant and City National Bank, a national banking association. (23)

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (24)

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (25)

Footnote #
(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on January 8, 2001 as Exhibit 99.5 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on January 8, 2001 as Exhibit 99.6 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on June 4, 1998 as Exhibit 2, Appendix E to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(8)	Filed on August 21, 1998 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(9)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(10)	Filed on April 29, 2002 as Exhibit C to the registrant’s Current Report on Form 14A and incorporated herein by reference.

(11)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(12)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(13)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(14)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated here in by reference.

(16)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(17)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(18)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated here in by reference.

(19)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(20)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated here in by reference.

(21)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(22)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(23)	Filed herewith.

(24)	Filed herewith.

(25)	Filed herewith.

(b)	Reports on Form 8-K:

On March 17, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K announcing, among other things, that the Company expected revenue for the first quarter of 2003 to increase in excess of 40% from the first quarter of 2002.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A

Dated: April 29, 2003	By:	/s/ CATHY L. WOOD Cathy L. Wood Chief Financial Officer and Secretary

	By:	/s/ STEVEN S. MYERS Steven S. Myers President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Steven S. Myers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SM&A;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 29, 2003	/s/ STEVEN S. MYERS Steven S. Myers President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Cathy L. Wood, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SM&A;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 29, 2003	/s/ CATHY L. WOOD Cathy L. Wood Executive Vice President, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

4.1	Registration and Antidilution Rights Agreement, by and among the Registrant and the Holders listed on the signature pages thereto. (5)

4.2	Controlling Shareholder Agreement, by and among the Registrant, Steven S. Myers as Common Stockholder and the Purchasers listed on the signature pages thereto. (6)

4.3	Registration Rights Agreement, by and among the Registrant and certain shareholders of Space Applications Corporation identified therein. (7)

4.4	Registration Rights Agreement, by and among the Registrant and certain shareholders of Decision-Science Applications, Inc. set forth therein. (8)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement.(9)

10.2	Amended and Restated Employee Stock Purchase Plan. (10)

10.3	Office Facility Lease. (11)

10.4	Employment Agreement of Steven S. Myers. (12)

10.5	Amendment No. 1 to Employment Agreement of Steven S. Myers. (13)

10.6	Amendment No. 2 to Employment Agreement of Steven S. Myers. (14)

10.7	Amendment No. 3 to Employment Agreement of Steven S. Myers. (15)

10.8	Employment Agreement of Cathy L. Wood. (16)

10.9	Amendment No. 1 to Employment Agreement of Cathy L. Wood. (17)

10.10	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (18)

10.11	Employment Agreement of Bennett C. Beaudry. (19)

10.12	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (20)

10.13	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (21)

Exhibits — continued

10.14	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national association. (22)

10.15	Revolving Loan Agreement dated April 25, 2003, by and between the Registrant and City National Bank, a national banking association. (23)

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (24)

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (25)

Footnote #
(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on January 8, 2001 as Exhibit 99.5 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on January 8, 2001 as Exhibit 99.6 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on June 4, 1998 as Exhibit 2, Appendix E to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(8)	Filed on August 21, 1998 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(9)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(10)	Filed on April 29, 2002 as Exhibit C to the registrant’s Current Report on Form 14A and incorporated herein by reference.

(11)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(12)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(13)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(14)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated here in by reference.

(16)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(17)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(18)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated here in by reference.

(19)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(20)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated here in by reference.

(21)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(22)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(23)	Filed herewith.

(24)	Filed herewith.

(25)	Filed herewith.