Form 10-Q
period 2003-06-30
SM&A
filed 2003-07-31
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of July 25, 2003 was 20,095,885.

SM&A

INDEX

PART I. FINANCIAL INFORMATION

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A ( the Company) management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “Additional Factors That May Affect Our Future Results” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 11-16. Because of these and other factors that may effect SM&A’s operating results, past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

HOW TO OBTAIN SM&A SEC FILINGS

All reports filed by SM&A with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549. SM&A also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.smawins.com/news.asp as soon as reasonably practicable after filing such material with the SEC.

SM&A

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30 2003	December 31 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,715	$5,956
Accounts receivable, net	12,945	9,961
Prepaid expenses and other current assets	366	425
Deferred income taxes	1,130	1,277

Total current assets	25,156	17,619
Fixed assets, net	432	578
Other assets	229	111

	$25,817	18,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,465	$1,239
Accrued compensation and related benefits	3,560	2,832
Income taxes payable	2,311	2,989
Net liabilities of discontinued operations	1,860	2,453

Total current liabilities	9,196	9,513
Deferred income taxes	73	73
Other liabilities	217	334

Total liabilities	9,486	9,920
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	50,713	49,438
Accumulated deficit	(34,382)	(41,050)

Total shareholders’ equity	16,331	8,388

	$25,817	$18,308

See accompanying notes to consolidated financial statements

SM&A

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$18,782	$13,654	$37,527	$26,206
Cost of revenue	10,469	8,204	21,181	15,572

Gross margin	8,313	5,450	16,346	10,634
Selling, general and administrative expenses	3,422	2,986	6,746	5,893

Operating income	4,891	2,464	9,600	4,741
Other income (expense):
Interest income (expense), net	9	(306)	10	(740)
Unrealized gain (loss) on interest rate swap	—	(157)	—	91

Other income (expense), net	9	(463)	10	(649)

Income from operations before income taxes	4,900	2,001	9,610	4,092
Income tax expense	2,010	658	2,942	1,515

Income from operations	2,890	1,343	6,668	2,577
Extraordinary loss from early extinguishment of debt, net of income taxes	—	—	—	(2,499)

Net income	$2,890	$1,343	$6,668	$78

Income per share from continuing operations:
Basic	$0.15	$0.07	$0.34	$0.13
Diluted	$0.14	$0.07	$0.32	$0.13
Loss per share from early extinguishment of debt:
Basic	$—	$—	$—	$(0.13)
Diluted	$—	$—	$—	$(0.12)
Net income per share:
Basic	$0.15	$0.07	$0.34	$0.00
Diluted	$0.14	$0.07	$0.32	$0.00
Shares used in calculating net income per share:
Basic	19,876	19,497	19,802	19,422
Diluted	21,360	20,563	21,110	20,419

See accompanying notes to consolidated financial statements.

SM&A

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,668	$78
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of interest rate swap	—	(91)
Depreciation and amortization	142	124
Gain on disposal of fixed assets	(31)	—
Deferred income taxes	147	692
Amortization of debt issuance costs	—	4,165
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(2,984)	1,022
Decrease in prepaid income taxes	—	1,860
Decrease (Increase) in prepaid expense and other assets	(59)	108
Increase (Decrease) in trade accounts payable	296	(1,092)
Increase (Decrease) in accrued compensation and related benefits	728	(844)
(Decrease) in income taxes payable	(678)	(846)
Increase (Decrease) in other liabilities	(23)	6

Net cash provided by operating activities	4,206	5,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(129)	(190)
Decrease in restricted cash	—	2,765

Net cash (used in) provided by investing activities	(129)	2,575

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated notes	—	(25,000)
Payment of early payment penalty on subordinated notes	—	(1,250)
Proceeds from issuance of common stock	1,275	343
Repayments under capital lease obligation	—	(115)

Net cash provided by (used in) financing activities	1,275	(26,022)

Net increase (decrease) in cash from continuing operations	5,352	(18,265)
Net cash used in discontinued operations	(593)	(3,435)

Net increase (decrease) increase in cash	4,759	(21,700)
Cash at beginning of period	5,956	26,270

Cash at end of period	$10,715	$4,570

See accompanying notes to consolidated financial statements.

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2003 and 2002

(unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at June 30, 2003, the consolidated results of our operations for the three and six months ended June 30, 2003 and 2002, and our cash flows for the six months ended June 30, 2003 and 2002.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Revenue Recognition. The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The Company’s services are generally provided under “time and expenses” billing arrangements, and revenue is recognized on the basis of hours utilized, plus other reimbursable contract costs incurred during the period. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates.

Reclassifications. Certain items in the 2002 financial statements have been reclassified to conform to the current period presentation.

NOTE 2. NET INCOME PER SHARE

The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Denominator for basic income per share: weighted average shares outstanding during the period	19,876	19,497	19,802	19,422
Incremental shares attributable to dilutive outstanding stock options	1,484	1,066	1,308	997

Denominator for diluted income per share:	21,360	20,563	21,110	20,419

NOTE 3. STOCK-BASED COMPENSATION

The Company has accounted for its stock-based compensation plans in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company did not record any compensation expense in the consolidated financial statements for its stock-based compensation plans. The following table illustrates the effect on net income and net income per share had compensation expense been recognized consistent with the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income—as reported	$2,890	$1,343	$6,668	$78
Less: stock compensation expense—net of tax	(8)	(142)	(83)	(192)

Net income (loss)—SFAS No. 123 pro forma	$2,882	$1,201	$6,585	$(114)

Basic income per share—as reported	$0.15	$0.07	$0.34	$0.00
Basic income (loss) per share—SFAS No. 123 pro forma	$0.15	$0.06	$0.33	$(0.01)
Diluted income per share—as reported	$0.14	$0.07	$0.32	$0.00
Diluted income (loss) per share—SFAS No. 123 pro forma	$0.14	$0.06	$0.31	$(0.01)

NOTE 4. REVOLVING LINE OF CREDIT AND INTEREST RATE SWAP

In April 2003, the Company renewed its previous revolving credit agreement. The renewed agreement allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The new revolving credit agreement expires in April 2004. Borrowings under the revolving credit agreement are secured by a lien on substantially all of the Company’s assets. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender.

NOTE 4. REVOLVING LINE OF CREDIT AND INTEREST RATE SWAP – (cont’d)

On May 12, 2000, the Company entered into an interest rate swap agreement to manage its interest rate risk exposure related to the Company’s previous credit agreement. The agreement required that the Company pay a fixed rate of 7.5225% on $20.0 million and in turn receive a variable rate of interest based on one-month LIBOR. During the three and six months ended June 30, 2002, the Company recognized a loss of $157,000 and a gain of $91,000 related to the change in the fair value of the interest rate swap, respectively. On July 5, 2002, the Company paid in full the then fair value of the interest rate swap and, as a result, the interest rate swap agreement was terminated.

NOTE 5. INCOME TAXES

In March 2003, the Internal Revenue Service completed their examination of our income and payroll taxes for the calendar years 1998 through 2001. Based on the conclusion of the examination, we adjusted our tax accounts leading to a one-time income tax adjustment of $1.0 million or $0.05 per diluted share in the first quarter of 2003. During the second quarter of fiscal 2002, we received an income tax refund of $145,000, which decreased our income tax expense. The income tax refund was due primarily to a recent change in tax law relating to alternative minimum taxes.

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

NOTE 7. RELATED PARTIES

In April 2003, we entered into a contract with the Precept Group, for which one of our members of our Board of Directors serves as the President and CEO. We agreed to retain the Precept Group to assist us in the development and implementation of a competency based human resources evaluation system. The contract value was determined through a review of prevailing market rates for such services. Under this contract, we paid $15,000 during the three and six months ended June 30, 2003.

In April 2002, we entered into a contract with ProView, a subsidiary of the Precept Group, for which one of our members of our Board of Directors serves as the President and CEO. We agreed to outsource our employee benefits administration, which requires us to pay a monthly fee based on the number of participating employees. ProView provides the administration of enrollment activity, benefit and billing administration, COBRA processing, flexible spending account administration and a nominal fee for use of a human resources intranet website. The contract value was determined through a review of prevailing market rates for such services. Under this contract, we paid $6,100 and $12,200 during the three and six months ended June 30, 2003.

NOTE 7. RELATED PARTIES – (cont’d)

During June 2002, we entered into a right of offset and barter agreement with SummitJets, Inc. (“SummitJets”), which is owned by our CEO. The agreement provides for the offset of the existing accounts receivable and accounts payable balances between the companies. After giving effect to the offset, SM&A was owed $114,000, which amounts SummitJets agreed to pay in the form of credits to use SummitJets aircraft. The $114,000 owed represents expenses incurred related to a former location sharing agreement for rent and related utilities. In June 2002, SummitJets moved into their own facilities and cancelled the existing location sharing agreement. SM&A used $49,000 in credits in 2002. During the three and six months ended June 30, 2003, total credits used were none and $48,000 and are included in Selling, General and Administrative Expenses. In March 2003, SummitJets paid the Company the remaining credits owed of $17,000 and the contract was terminated.

NOTE 8. DISCONTINUED OPERATIONS

On November 30, 2001, we completed the sale of our interest in the common stock of Emergent-East (also known as the Government Services Group or GSG), a provider of system engineering, scientific research, program management and technical support services.

Liabilities related to the sale of GSG totaled $1.9 million at June 30, 2003 and consisted of reserves for lease termination costs and contingent liabilities related to the sale. Under the terms of the sale agreement, we indemnified the purchaser for certain contingent liabilities, arising before November 30, 2001, for the two-year period ending November 30, 2003. The Company has not been requested to make any payments as of June 30, 2003.

	Beginning Balance at December 31, 2002	Amounts Added	Amounts Paid	Ending Balance at June 30, 2003
2003
Discontinued Operations	$2,453	$—	$(593)	$1,860

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SM&A is the world’s leading provider of business capture services, and a leading provider of high-value program support services. Our more than 300 employees and consultants provide program management, systems engineering, and expert support to major industrial customers in the defense, homeland security, aerospace, information technology, and architect and engineering sectors. Since 1982, we have managed more than 725 proposals worth more than $260 billion for our clients and have achieved an 85% win rate on awarded contracts. We also provide systems engineering, program planning and other high-value technical support services to such high priority national programs as the Joint Strike Fighter program and America’s missile defense efforts.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth certain historical operating results as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	55.7	60.1	56.4	59.4

Gross margin	44.3	39.9	43.6	40.6
Selling, general and administrative expenses	18.2	21.9	18.0	22.5

Operating income	26.1	18.0	25.6	18.1
Income from operations	15.4%	9.8%	17.8%	9.8%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (cont’d)

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenue. We derive our revenue from the various consulting services that we provide: proposal management; program support services; management consulting; and competitive strategy services. Revenue increased $5.1 million, or 37.6%, to $18.8 million for the three months ended June 30, 2003 compared to $13.7 million for the three months ended June 30, 2002. The increase in revenue is a result of the Company’s larger account executive team spending increased time with clients, combined with two key structural changes in the industry: higher defense and homeland security spending and an increased rate of retirement by crucial personnel among SM&A’s clients which led to an increased need for SM&A’s services. We have increased the average number of people working on projects to 193 from 153 for the three months ended June 30, 2003 and 2002, respectively.

Gross Margin. Gross margin increased $2.9 million, or 52.5%, to $8.3 million, for the three months ended June 30, 2003 as compared to $5.5 million for the three months ended June 30, 2002. As a percentage of revenue, gross margin increased to 44.3% compared to 39.9% for the three months ended June 30, 2003. The increase is attributable to our continued focus on gross margin targets and cost controls relating to travel expenses incurred while providing our services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses increased $436,000, or 14.6%, to $3.4 million for the three months ended June 30, 2003, as compared to $3.0 million for the three months ended June 30, 2002. As a percentage of revenue, selling, general and administrative expenses decreased to 18.2% for the three months ended June 30, 2003, as compared to 21.9% for the same period of the prior year. The increase in expenses is attributed to an increase in the number of account executives during the later part of 2002, and increases in our director and officer liability and healthcare insurance premiums.

Operating Income. Operating income was $4.9 million for the three months ended June, 30, 2003 compared to $2.5 million for the three months ended June 30, 2002, an increase of $2.4 million. As a percentage of revenue, operating income increased to 26.1% for the three months ended June 30, 2003, from 18.0% in the same period of the prior year. Operating income increased due to the increased revenue and gross margin, partially offset by an increase in selling, general and administrative expenses, as discussed above.

Interest Income (Expense), net. Interest income (expense), net was $9,000 for the three months ended June 30, 2003 as compared to $(306,000) for the three months ended June 30, 2002. Included in interest for the three months ended June 30, 2002 is interest on borrowings on our line of credit under which we had no borrowings in 2003.

Unrealized Loss on Interest Rate Swap. For the three months ended June 30, 2002, we recognized a loss of $157,000 resulting from changes in the fair value of our interest rate swap agreement. The swap agreement was terminated in July 2002.

Income Tax Expense. Our effective income tax rate for the three months ended June 30, 2003 and 2002 was 41.0% and 32.9%, respectively. During the second quarter of fiscal 2002, we received an income tax refund of $145,000, which decreased our income tax expense. The income tax refund was due primarily to a change in tax law relating to alternative minimum taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (cont’d)

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenue. We derive our revenue from the various consulting services that we provide: proposal management; program support services; management consulting; and competitive strategy services. Revenue increased $11.3 million, or 43.2%, to $37.5 million for the six months ended June 30, 2003 compared to $26.2 million for the six months ended June 30, 2002. The increase in revenue is a result of the Company’s larger account executive team spending increased time with clients combined with two key structural changes in the industry: higher defense and homeland security spending and an increased rate of retirement by crucial personnel among SM&A’s clients which led to an increased need for SM&A’s services. We have increased the average number of people working on projects to 201 from 149 for the six months ended June 30, 2003 and 2002, respectively.

Gross Margin. Gross margin increased $5.7 million, or 53.7%, to $16.3 million, for the six months ended June 30, 2003 as compared to $10.6 million for the six months ended June 30, 2003. As a percentage of revenue, gross margin increased to 43.6% compared to 40.6% for the six months ended June 30, 2003. The increase is attributable to our continued focus on gross margin targets and cost controls relating to travel expenses incurred while providing our services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses increased $853,000, or 14.5%, to $6.7 million for the six months ended June 30, 2003, as compared to $5.9 million for the six months ended June 30, 2002. As a percentage of revenue, selling, general and administrative expenses decreased to 18.0% for the six months ended June 30, 2003, as compared to 22.5% for the same period of the prior year. The increase in expenses is attributed to an increase in the number of account executives during the later part of 2002, and increases in our director and officer liability and healthcare insurance premiums.

Operating Income. Operating income was $9.6 million for the six months ended June 30, 2003 compared to $4.7 million for the six months ended June 30, 2002, an increase of $4.9 million. As a percentage of revenue, operating income increased to 25.6% for the six months ended June 30, 2003, from 18.1% in the same period of the prior year. Operating income increased due to the increased revenue and gross margin, partially offset by an increase in selling, general and administrative expenses, as discussed above.

Interest Income (Expense), net. Interest income (expense), net was $10,000 for the six months ended June 30, 2003 as compared to ($740,000) for the six months ended June 30, 2002. Included in interest for the six months ended June 30, 2002 is interest on borrowings on our line of credit under which we had no borrowings in 2003.

Unrealized Gain on Interest Rate Swap. For the six months ended June 30, 2002, we recognized a gain of $91,000 resulting from changes in the fair value of our interest rate swap agreement. The swap agreement was terminated in July 2002.

Income Tax Expense. Our effective income tax rate for the six months ended June 30, 2003 and 2002 was 30.6% and 37.0%, respectively. In March 2003, the Internal Revenue Service completed their examination of our income and payroll taxes for the calendar years 1998 through 2001. Based on the conclusion of the examination, we adjusted our tax accounts leading to a one-time income tax adjustment of $1.0 million or $0.05 per diluted share in the first quarter of 2003. Without the tax adjustment, the Company earned $0.27 per diluted share for the six months ended June 30, 2003. During the second quarter of fiscal 2002, we received an income tax refund of $145,000, which decreased our income tax expense. The income tax refund was due primarily to a change in tax law relating to alternative minimum taxes. Our effective tax rate for future quarters is expected to be approximately 41.0%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (cont’d)

LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided by Operating Activities. For the six months ended June 30, 2003, net cash provided by operating activities of $4.2 million reflected our net income of $6.7 million offset by a $3.0 million increase in our accounts receivable balance. The increase in our accounts receivable balance is related to our increase in sales. Our day sales outstanding (DSO) remains consistent with historical levels.

Net Cash Used in Investing Activities. For the six months ended June 30, 2003, net cash used in investing activities was $129,000, which related to the purchase of fixed assets.

Net Cash Provided by Financing Activities. For the six months ended June 30, 2003, net cash of $1.3 million was provided by financing activities from proceeds received from the issuance of common stock under our Employee Stock Purchase Plan and from the exercise of stock options.

In April 2003, the Company renewed its previous revolving credit agreement. The renewed agreement allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The new revolving credit agreement expires in April 2004. Borrowings under the revolving credit agreement are secured by a lien on substantially all of the Company’s assets. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement) and also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lendor. At June 30, 2003, we had no outstanding borrowings under the line of credit.

The Company’s contractual obligations are as follows at June 30, 2003:

Contractual Obligations Payments Due By Period (In thousands)	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Operating leases	$2,387	$578	$1,199	$610	$—
Operating leases related to discontinued operations, net of subleases	1,632	574	779	279	—

Total	$4,019	$1,152	$1,978	$889	$—

Operating leases related to discontinued operations represent office space previously occupied by the Emergent-East and Emergent-Central divisions. The amounts above represent the remaining lease commitments over the term of the leases. We have entered into subleases for two of our properties. These subleases cover a portion of our lease commitments and we expect these subleases to continue in effect for the life of our lease obligations. The Company is continuing the process of identifying sub-lessees for our remaining leased property related to discontinued operations or negotiating lease buy-outs with the lessors.

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

Our success is highly dependent upon the efforts, abilities, and business generation capabilities and project execution of our three principal executive officers, our account executives, and senior staff such as our Vice President of Recruiting and Vice President of Operations. In particular, Steven S. Myers, Chief Executive Officer and Chairman of the Board, Cathy L. Wood, Executive Vice President, Chief Financial Officer and Corporate Secretary, and Bennett C. Beaudry, President and Chief Operating Officer have a significant role in our success. The loss of the services of these key individuals, for any reason, could materially and adversely affect our business, operating results and financial condition.

Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled professionals. The loss of some or a significant number of our professionals or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on us, including our ability to obtain and successfully complete important engagements and thus maintain or increase our revenue. Fortunately, the increasing pace of retirements in the defense and aerospace industries serves to provide us with a steady stream of highly qualified professionals who can be rapidly engaged after their initial one week orientation class.

Quarterly results may fluctuate.

We may experience fluctuations in future quarterly operating results due to a number of factors, including the size, timing and duration of client engagements.

Our stock price is subject to significant volatility.

Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and June 30, 2003, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

At June 30, 2003, Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 29.6% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions. Our Board of Directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

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

On June 30, 2003, the Company filed Form S-8 with the Securities and Exchange Commission, registering an additional 250,000 shares of the Company’s Common Stock to the Amended and Restated Employee Stock Purchase Plan (the “ESPP”). The additional shares were approved at the annual meeting of shareholders held on June 10, 2003. The ESPP allows employees of the Company to accumulate bi-weekly payroll deductions thereby purchasing the Company’s Common Stock on designated quarterly purchase dates.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a	)	The Annual Meeting of Shareholders was held on June 10, 2003.

(b	)	Elected Directors:
Steven S. Myers, J. Christopher Lewis, Albert S. Nagy, Luther J. Nussbaum, Wade R. Olson, Robert J. Untracht and John R. Woodhull.

(c	)(i)	Election of seven directors as follows:

	For	Withheld
J. Christopher Lewis	14,260,923	245,816
Steven S. Myers	14,241,752	264,987
Albert S. Nagy	13,721,972	784,767
Luther J. Nussbaum	13,734,149	772,590
Wade R. Olson	13,741,080	765,659
Robert J. Untracht	13,738,303	768,436
John R. Woodhull	13,745,283	761,456

(c	)(ii)	To approve an amendment to the Company’s Amended and Restated Employee Stock Purchase Plan, to increase the number of shares of the Company’s Common Stock available under the Amended and Restated Employee Stock Purchase Plan to 1,300,000 shares:

For: 14,041,280	Against: 450,253	Abstain: 15,206
Broker Non-Vote: -0-

(c	)(iii)	To ratify the appointment of Ernst & Young LLP as the registered public accounting firm of the Company for the fiscal year ending December 31, 2003.

For: 13,551,587	Against: 952,095	Abstain: 3,057

ITEM 5.	OTHER INFORMATION

In April 2003, we entered into a contract with the Precept Group, for which one of our members of our Board of Directors serves as the President and CEO. We agreed to retain the Precept Group to assist us in the development and implementation of a competency based human resources evaluation system. The contract value was determined through a review of prevailing market rates for such services. Under this contract, we paid $15,000 during the three and six months ended June 30, 2003

In April 2002, we entered into a contract with ProView, a subsidiary of the Precept Group, for which one of our members of our Board of Directors serves as the President and CEO. We agreed to outsource our employee benefits administration, which requires us to pay a monthly fee based on the number of participating employees. ProView provides the administration of enrollment activity, benefit and billing administration, COBRA processing, flexible spending account administration and a nominal fee for use of a human resources intranet website. The contract value was determined through a review of prevailing market rates for such services. Under this contract, we paid $6,100 and $12,200 during the three and six months ended June 30, 2003.

During June 2002, we entered into a right of offset and barter agreement with SummitJets, Inc. (“SummitJets”), which is owned by our CEO. The agreement provides for the offset of the existing accounts receivable and accounts payable balances between the companies. After giving effect to the offset, SM&A was owed $114,000, which amounts SummitJets agreed to pay in the form of credits to use SummitJets aircraft. The $114,000 owed represents expenses incurred related to a former location sharing agreement for rent and related utilities. In June 2002, SummitJets moved into their own facilities and cancelled the existing location sharing agreement. SM&A used $49,000 in credits in 2002. During the three months ended March 31, 2003, total credits used were $48,000 and are included in Selling, General and Administrative Expenses. SummitJets paid the Company the remaining credits owed of $17,000 and the contract was terminated.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

(a)	Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No. 1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

4.1	Registration and Antidilution Rights Agreement, by and among the Registrant and the Holders listed on the signature pages thereto. (5)

4.2	Controlling Shareholder Agreement, by and among the Registrant, Steven S. Myers as Common Stockholder and the Purchasers listed on the signature pages thereto. (6)

4.3	Registration Rights Agreement, by and among the Registrant and certain shareholders of Space Applications Corporation identified therein. (7)

4.4	Registration Rights Agreement, by and among the Registrant and certain shareholders of Decision-Science Applications, Inc. set forth therein. (8)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (9)

10.2	Amended and Restated Employee Stock Purchase Plan. (10)

10.3	Office Facility Lease. (11)

10.4	Employment Agreement of Steven S. Myers. (12)

10.5	Amendment No. 1 to Employment Agreement of Steven S. Myers. (13)

10.6	Amendment No. 2 to Employment Agreement of Steven S. Myers. (14)

10.7	Amendment No. 3 to Employment Agreement of Steven S. Myers. (15)

10.8	Employment Agreement of Cathy L. Wood. (16)

10.9	Amendment No. 1 to Employment Agreement of Cathy L. Wood. (17)

10.10	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (18)

10.11	Employment Agreement of Bennett C. Beaudry. (19)

10.12	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (20)

10.13	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (21)

Exhibits—continued

10.14	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national association. (22)

10.15	Revolving Loan Agreement dated April 25, 2003, by and between the Registrant and City National Bank, a national banking association. (23)

10.16	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (24)

31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002. (25)

31.2	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002. (26)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (27)

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (28)

Footnote #

(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.
(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.
(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.
(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.
(5)	Filed on January 8, 2001 as Exhibit 99.5 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.
(6)	Filed on January 8, 2001 as Exhibit 99.6 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.
(7)	Filed on June 4, 1998 as Exhibit 2, Appendix E to the registrant’s Current Report on Form 8-K and incorporated herein by reference.
(8)	Filed on August 21, 1998 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.
(9)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.
(10)	Filed on April 29, 2002 as Exhibit C to the registrant’s Current Report on Form 14A and incorporated herein by reference.
(11)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.
(12)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.
(13)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.
(14)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.
(15)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated here in by reference.
(16)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.
(17)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.
(18)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated here in by reference.
(19)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.
(20)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated here in by reference.
(21)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.
(22)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.
(23)	Filed on May 1, 2003 as Exhibit 10.15 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(24)	Filed herewith.
(25)	Filed herewith.
(26)	Filed herewith.
(27)	Filed herewith.
(28)	Filed herewith.

(b)	Reports on Form 8-K:

On April 28, 2003, the Company issued a press release announcing, among other things, that the Company reported a 49% increase in revenue for the first quarter ended March 31, 2003. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 29, 2003.

On June 26, 2003, the Company issued a press release announcing, among other things, that the Company anticipated that revenue in the second quarter of 2003 would be approximately 32% greater than the same period a year ago. Additionally, the Company increased full-year revenue growth expectations to a range of 33-35%, up from the previous estimate of 25%. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 27, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A

Dated: July 30, 2003	By:	/s/ CATHY L. WOOD
Cathy L. Wood Executive Vice President, Chief Financial Officer and Secretary

	By:	/s/ STEVEN S. MYERS
Steven S. Myers Chairman and Chief Executive Officer