Form 10-Q
period 2003-09-30
SM&A
filed 2003-10-30
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

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

     The number of shares outstanding of the registrant’s common stock as of October 28, 2003 was 20,224,382.

SM&A

INDEX

PART I. FINANCIAL INFORMATION

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A ( the Company) management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “ Risk Factors” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 11-16. Because of these and other factors that may effect SM&A’s operating results, past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

HOW TO OBTAIN SM&A SEC FILINGS

     All reports filed by SM&A with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549. SM&A also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.smawins.com as soon as reasonably practicable after filing such material with the SEC.

SM&A

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30	December 31
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,021	$5,956
Accounts receivable, net	13,914	9,961
Prepaid expenses and other current assets	489	425
Deferred income taxes	1,130	1,277

Total current assets	27,554	17,619
Fixed assets, net	589	578
Other assets	288	111

	$28,431	$18,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,843	$1,239
Accrued compensation and related benefits	3,256	2,832
Income taxes payable	1,856	2,989
Net liabilities of discontinued operations	1,586	2,453

Total current liabilities	8,541	9,513
Deferred income taxes	73	73
Other liabilities	211	334

Total liabilities	8,825	9,920
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	51,115	49,438
Accumulated deficit	(31,509)	(41,050)

Total shareholders’ equity	19,606	8,388

	$28,431	$18,308

See accompanying notes to consolidated financial statements

SM&A

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$18,704	$14,315	$56,231	$40,521
Cost of revenue	10,135	8,361	31,316	23,933

Gross margin	8,569	5,954	24,915	16,588
Selling, general and administrative expenses	3,733	2,985	10,478	8,878

Operating income	4,836	2,969	14,437	7,710
Other income (expense):
Interest income (expense), net	32	(150)	42	(890)
Unrealized gain (loss) on interest rate swap	—	(86)	—	5

Other income (expense), net	32	(236)	42	(885)

Income from operations before income taxes	4,868	2,733	14,479	6,825
Income tax expense	1,996	1,122	4,938	2,637

Income from operations	2,872	1,611	9,541	4,188
Extraordinary loss from early extinguishment of debt, net of income taxes	—	—	—	(2,499)

Net income	$2,872	$1,611	$9,541	$1,689

Income per share from continuing operations:
Basic	$0.14	$0.08	$0.48	$0.22
Diluted	$0.13	$0.08	$0.45	$0.21
Loss per share from early extinguishment of debt:
Basic	$—	$—	$—	$(0.13)
Diluted	$—	$—	$—	$(0.12)
Net income per share:
Basic	$0.14	$0.08	$0.48	$0.09
Diluted	$0.13	$0.08	$0.45	$0.08
Shares used in calculating net income per share:
Basic	20,113	19,602	19,907	19,483
Diluted	21,610	20,510	21,309	20,447

See accompanying notes to consolidated financial statements.

SM&A

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months Ended
	September 30,

	2003	2002

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,541	$1,689
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of interest rate swap	—	(5)
Depreciation and amortization	208	190
Gain on disposal of fixed assets	(35)	—
Deferred income taxes	147	692
Amortization of debt issuance costs	—	4,165
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,953)	—
Decrease in prepaid income taxes	—	1,860
(Increase) in prepaid expense and other assets	(241)	(155)
Increase (Decrease) in trade accounts payable	674	(961)
Increase (Decrease) in accrued compensation and related benefits	424	(1,345)
Increase (Decrease) in income taxes payable	(1,133)	248
Increase (Decrease) in other liabilities	(28)	5

Net cash provided by operating activities	5,604	6,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(349)	(638)
Decrease in restricted cash	—	3,265

Net cash (used in) provided by investing activities	(349)	2,627

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated notes	—	(25,000)
Payment of early payment penalty on subordinated notes	—	(1,250)
Payments on termination of interest rate swap agreement	—	(1,781)
Proceeds from issuance of common stock	1,677	571

Net cash provided by (used in) financing activities	1,677	(27,460)

Net increase (decrease) in cash from continuing operations	6,932	(18,450)
Net cash used in discontinued operations	(867)	(4,383)

Net increase (decrease) increase in cash	6,065	(22,833)
Cash at beginning of period	5,956	26,270

Cash at end of period	$12,021	$3,437

See accompanying notes to consolidated financial statements.

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine months ended September 30, 2003 and 2002
(unaudited)

NOTE 1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at September 30, 2003, the consolidated results of our operations for the three and nine months ended September 30, 2003 and 2002, and our cash flows for the nine months ended September 30, 2003 and 2002.

     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     Reclassifications. Certain items in the 2002 financial statements have been reclassified to conform to the current period presentation.

NOTE 2.      NET INCOME PER SHARE

The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	(in thousands, except per share data)

	2003	2002	2003	2002

Denominator for basic income per share: weighted average shares outstanding during the period	20,113	19,602	19,907	19,483
Incremental shares attributable to dilutive outstanding stock options	1,497	908	1,402	964

Denominator for diluted income per share:	21,610	20,510	21,309	20,447

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

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income — as reported	$2,872	$1,611	$9,541	$1,689
Less: stock compensation expense — net of tax	(150)	(17)	(271)	(240)

Net income (loss) — SFAS No. 123 pro forma	$2,722	$1,594	$9,270	$1,449

Basic income per share — as reported	$0.14	$0.08	$0.48	$0.09
Basic income (loss) per share — SFAS No. 123 pro forma	$0.14	$0.08	$0.47	$0.07
Diluted income per share — as reported	$0.13	$0.08	$0.45	$0.08
Diluted income (loss) per share — SFAS No 123 pro forma	$0.13	$0.08	$0.44	$0.07

NOTE 4.       REVOLVING LINE OF CREDIT AND INTEREST RATE SWAP

     In April 2003, the Company renewed its previous revolving credit agreement. The renewed agreement allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The new revolving credit agreement expires in April 2004. Borrowings under the revolving credit agreement are secured by a lien on substantially all of the Company’s assets. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender.

NOTE 4.       REVOLVING LINE OF CREDIT AND INTEREST RATE SWAP — (cont’d)

     On May 12, 2000, the Company entered into an interest rate swap agreement to manage its interest rate risk exposure related to the Company’s previous credit agreement. The agreement required that the Company pay a fixed rate of 7.5225% on $20.0 million and in turn receive a variable rate of interest based on one-month LIBOR. During the three and nine months ended September 30, 2002, the Company recognized a loss of $(86,000) and a gain of $5,000 related to the change in the fair value of the interest rate swap, respectively. On July 5, 2002, the Company paid in full the then fair value of the interest rate swap and, as a result, the interest rate swap agreement was terminated.

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

NOTE 7.       RELATED PARTIES

     In April 2003, we entered into a contract with the Precept Group, for which one of our members of our Board of Directors serves as the President and CEO. We agreed to retain the Precept Group to assist us in the development and implementation of a competency based human resources evaluation system. The contract value was determined through a review of prevailing market rates for such services. Under this contract, we paid none and $15,000 during the three and nine months ended September 30, 2003.

     In April 2002, we entered into a contract with ProView, a subsidiary of the Precept Group, for which one of our members of our Board of Directors serves as the President and CEO. We agreed to outsource our employee benefits administration, which requires us to pay a monthly fee based on the number of participating employees. ProView provides enrollment activity administration, benefit and billing administration, COBRA processing, flexible spending account administration and a human resources intranet website. The contract value was determined through a review of prevailing market rates for such services. Under this contract, we paid $6,000 and $18,000 during the three and nine months ended September 30, 2003.

NOTE 7.       RELATED PARTIES — (cont’d)

     During June 2002, we entered into a right of offset and barter agreement with SummitJets, Inc. (SummitJets), which is owned by our CEO. The agreement provides for the offset of the existing accounts receivable and accounts payable balances between the companies. After giving effect to the offset, SM&A was owed $114,000, which amounts SummitJets agreed to pay in the form of credits to use SummitJets aircraft. The $114,000 owed represents expenses incurred related to a former location sharing agreement for rent and related utilities. In June 2002, SummitJets moved into their own facilities and cancelled the existing location sharing agreement. During the three and nine months ended September 30, 2003, total credits used were none and $48,000 and are included in Selling, General and Administrative Expenses. In March 2003, SummitJets paid the Company the remaining credits owed of $17,000 and the contract was terminated.

NOTE 8.       DISCONTINUED OPERATIONS

     On November 30, 2001, we completed the sale of our interest in the common stock of Emergent-East (also known as the Government Services Group or GSG), a provider of system engineering, scientific research, program management and technical support services.

     Liabilities related to the sale of GSG totaled $1.6 million at September 30, 2003 and consisted of reserves for lease termination costs and contingent liabilities related to the sale. Under the terms of the sale agreement, we indemnified the purchaser for certain contingent liabilities, arising before November 30, 2001, for the two-year period ending November 30, 2003. The Company has not been requested to make any payments under these indemnification obligations as of September 30, 2003.

	Beginning			Ending
	Balance at			Balance at
	December	Amounts	Amounts	September
	31, 2002	Added	Paid	30, 2003

2003
Discontinued Operations	$2,453	$—	$(867)	$1,586

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

RESULTS OF CONTINUING OPERATIONS

The following table sets forth certain historical operating results as a percentage of revenue:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	54.2	58.4	55.7	59.1

Gross margin	45.8	41.6	44.3	40.9
Selling, general and administrative expenses	20.0	20.9	18.6	21.9

Operating income	25.8	20.7	25.7	19.0
Income from operations	15.4%	11.3%	17.0%	10.3%

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Revenue. We derive our revenue from the various consulting services that we provide: proposal management; program support services; management consulting; and competitive strategy services. Revenue increased $4.4 million, or 30.7%, to $18.7 million for the three months ended September 30, 2003 compared to $14.3 million for the three months ended September 30, 2002. The increase in revenue is a result of the Company’s larger account executive team spending increased time with clients, combined with two key structural changes in the industry: higher defense and homeland security spending and an increased rate of retirement by crucial personnel among SM&A’s clients which led to an increased need for SM&A’s services. We have increased the average number of people working on projects to 187 from 164 for the three months ended September 30, 2003 and 2002, respectively.

     Gross Margin. Gross margin increased $2.6 million, or 43.9%, to $8.6 million, for the three months ended September 30, 2003 as compared to $6.0 million for the three months ended September 30, 2002. As a percentage of revenue, gross margin increased to 45.8% compared to 41.6% for the three months ended September 30, 2003. The increase is attributable to our continued focus on gross margin targets and cost controls relating to travel expenses incurred while providing our services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses increased $748,000, or 25.1%, to $3.7 million for the three months ended September 30, 2003, as compared to $3.0 million for the three months ended September 30, 2002. As a percentage of revenue, selling, general and administrative expenses decreased to 20.0% for the three months ended September 30, 2003, as compared to 20.9% for the same period of the prior year. The increase in expenses is attributed to an increase in the number of account executives, increases in our director and officer liability and healthcare insurance premiums, and increases in our professional services fees.

     Operating Income. Operating income was $4.8 million for the three months ended September, 30, 2003 compared to $3.0 million for the three months ended September 30, 2002, an increase of $1.8 million. As a percentage of revenue, operating income increased to 25.8% for the three months ended September 30, 2003, from 20.7% in the same period of the prior year. Operating income increased due to the increased revenue and gross margin, partially offset by an increase in selling, general and administrative expenses, as discussed above.

     Interest Income (Expense), net. Interest income (expense), net was $32,000 for the three months ended September 30, 2003 as compared to $(150,000) for the three months ended September 30, 2002. Included in interest for the three months ended September 30, 2002 is interest on borrowings on our line of credit under which we had no borrowings in 2003.

     Unrealized Loss on Interest Rate Swap. For the three months ended September 30, 2002, we recognized a loss of $(86,000) resulting from changes in the fair value of our interest rate swap agreement. The swap agreement was terminated in July 2002.

     Income Tax Expense. Our effective income tax rate for the three months ended September 30, 2003 and 2002 was 41.0%.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

Nine months Ended September 30, 2003 Compared to Nine months Ended September 30, 2002

     Revenue. We derive our revenue from the various consulting services that we provide: proposal management; program support services; management consulting; and competitive strategy services. Revenue increased $15.7 million, or 38.8%, to $56.2 million for the nine months ended September 30, 2003 compared to $40.5 million for the nine months ended September 30, 2002. The increase in revenue is a result of the Company’s larger account executive team spending increased time with clients combined with two key structural changes in the industry: higher defense and homeland security spending and an increased rate of retirement by crucial personnel among SM&A’s clients which led to an increased need for SM&A’s services. We have increased the average number of people working on projects to 196 from 154 for the nine months ended September 30, 2003 and 2002, respectively.

     Gross Margin. Gross margin increased $8.3 million, or 50.2%, to $24.9 million, for the nine months ended September 30, 2003 as compared to $16.6 million for the nine months ended September 30, 2003. As a percentage of revenue, gross margin increased to 44.3% compared to 40.9% for the nine months ended September 30, 2003. The increase is attributable to our continued focus on gross margin targets and cost controls relating to travel expenses incurred while providing our services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses increased $1.6 million, or 18.0%, to $10.5 million for the nine months ended September 30, 2003, as compared to $8.9 million for the nine months ended September 30, 2002. As a percentage of revenue, selling, general and administrative expenses decreased to 18.6% for the nine months ended September 30, 2003, as compared to 21.9% for the same period of the prior year. The increase in expenses is attributed to an increase in the number of account executives, increases in our director and officer liability and healthcare insurance premiums, and increases in our professional services fees.

     Operating Income. Operating income was $14.4 million for the nine months ended September 30, 2003 compared to $7.7 million for the nine months ended September 30, 2002, an increase of $6.7 million. As a percentage of revenue, operating income increased to 25.7% for the nine months ended September 30, 2003, from 19.0% in the same period of the prior year. Operating income increased due to the increased revenue and gross margin, partially offset by an increase in selling, general and administrative expenses, as discussed above.

     Interest Income (Expense), net. Interest income (expense), net was $42,000 for the nine months ended September 30, 2003 as compared to ($890,000) for the nine months ended September 30, 2002. Included in interest for the nine months ended September 30, 2002 is interest on borrowings on our line of credit under which we had no borrowings in 2003.

     Unrealized Gain on Interest Rate Swap. For the nine months ended September 30, 2002, we recognized a gain of $5,000 resulting from changes in the fair value of our interest rate swap agreement. The swap agreement was terminated in July 2002.

     Income Tax Expense. Our effective income tax rate for the nine months ended September 30, 2003 and 2002 was 34.1% and 38.6%, respectively. In March 2003, the Internal Revenue Service completed their examination of our income and payroll taxes for the calendar years 1998 through 2001. Based on the conclusion of the examination, we adjusted our tax accounts leading to a one-time income tax adjustment of $1.0 million or $0.05 per diluted share in the first quarter of 2003. During the second quarter of fiscal 2002, we received an income tax refund of $145,000, which decreased our income tax expense. The excess refund was due primarily to a change in tax law relating to alternative minimum taxes. Our effective tax rate for future quarters is expected to be approximately 41.0%.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (cont’d)

LIQUIDITY AND CAPITAL RESOURCES

     Net Cash Provided by Operating Activities. For the nine months ended September 30, 2003, net cash provided by operating activities of $5.6 million reflected our net income of $9.5 million offset by a $4.0 million increase in our accounts receivable balance. The increase in our accounts receivable balance is related to our increase in sales. Our day sales outstanding (DSO) remains consistent with historical levels.

     Net Cash Used in Investing Activities. For the nine months ended September 30, 2003, net cash used in investing activities was $347,000 which related to the purchase of fixed assets.

     Net Cash Provided by Financing Activities. For the nine months ended September 30, 2003, net cash of $1.7 million was provided by proceeds received from the issuance of common stock under our Employee Stock Purchase Plan and from the exercise of stock options.

In April 2003, the Company renewed its previous revolving credit agreement. The renewed agreement allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The new revolving credit agreement expires in April 2004. Borrowings under the revolving credit agreement are secured by a lien on substantially all of the Company’s assets. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement) and also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At September 30, 2003, we had no outstanding borrowings under the line of credit.

     The Company’s contractual obligations are as follows at September 30, 2003:

Contractual Obligations
Payments Due By Period		1 Year	2-3	4-5	After 5
(In thousands)	Total	or Less	Years	Years	Years

Operating leases	$2,243	$584	$1,204	$455	$—
Operating leases related to discontinued operations, net of subleases	1,464	524	398	542	—

Total	$3,707	$1,108	$1,602	$997	$—

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

     Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and September 30, 2003, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

     At September 30, 2003, Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 28.7% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions. Our Board of Directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company currently has no instruments that are sensitive to market risk.

ITEM 4.       CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), within 90 days prior to the filing date of this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

     Not Applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5.       OTHER INFORMATION

     In April 2003, we entered into a contract with the Precept Group, for which one of our members of our Board of Directors serves as the President and CEO. We agreed to retain the Precept Group to assist us in the development and implementation of a competency based human resources evaluation system. The contract value was determined through a review of prevailing market rates for such services. Under this contract, we paid none and $15,000 during the three and nine months ended September 30, 2003.

     In April 2002, we entered into a contract with ProView, a subsidiary of the Precept Group, for which one of our members of our Board of Directors serves as the President and CEO. We agreed to outsource our employee benefits administration, which requires us to pay a monthly fee based on the number of participating employees. ProView provides enrollment activity administration, benefit and billing administration, COBRA processing, flexible spending account administration and a human resources intranet website. The contract value was determined through a review of prevailing market rates for such services. Under this contract, we paid $6,000 and $18,000 during the three and nine months ended September 30, 2003.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

(a)	Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

4.1	Registration and Antidilution Rights Agreement, by and among the Registrant and the Holders listed on the signature pages thereto. (5)

4.2	Controlling Shareholder Agreement, by and among the Registrant, Steven S. Myers as Common Stockholder and the Purchasers listed on the signature pages thereto. (6)

4.3	Registration Rights Agreement, by and among the Registrant and certain shareholders of Space Applications Corporation identified therein. (7)

4.4	Registration Rights Agreement, by and among the Registrant and certain shareholders of Decision-Science Applications, Inc. set forth therein. (8)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (9)

10.2	Amended and Restated Employee Stock Purchase Plan. (10)

10.3	Office Facility Lease. (11)

10.4	Employment Agreement of Steven S. Myers. (12)

10.5	Amendment No. 1 to Employment Agreement of Steven S. Myers. (13)

10.6	Amendment No. 2 to Employment Agreement of Steven S. Myers. (14)

10.7	Amendment No. 3 to Employment Agreement of Steven S. Myers. (15)

10.8	Employment Agreement of Cathy L. Wood. (16)

10.9	Amendment No. 1 to Employment Agreement of Cathy L. Wood. (17)

10.10	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (18)

10.11	Employment Agreement of Bennett C. Beaudry. (19)

10.12	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (20)

10.13	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (21)

Exhibits – continued

10.14	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national association. (22)

10.15	Revolving Loan Agreement dated April 25, 2003, by and between the Registrant and City National Bank, a national banking association. (23)

10.16	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (24)

31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002. (25)

31.2	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002. (26)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (27)

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (28)

Footnote #

(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on January 8, 2001 as Exhibit 99.5 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on January 8, 2001 as Exhibit 99.6 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on June 4, 1998 as Exhibit 2, Appendix E to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(8)	Filed on August 21, 1998 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(9)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(10)	Filed on April 29, 2002 as Exhibit C to the registrant’s Current Report on Form 14A and incorporated herein by reference.

(11)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(12)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(13)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(14)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated here in by reference.

(16)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(17)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(18)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated here in by reference.

(19)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(20)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated here in by reference.

(21)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(22)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(23)	Filed on May 1, 2003 as Exhibit 10.15 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(24)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(25)	Filed herewith.

(26)	Filed herewith.

(27)	Filed herewith.

(28)	Filed herewith.

(b)	Reports on Form 8-K:

On July 29, 2003, the Company issued a press release announcing, among other things, that second quarter 2003 revenue was $18.8 million compared to $13.7 million for the same period a year ago, an increase of 38%. Net income for the second quarter 2003 was $2.9 million or $0.14 per diluted share, an increase of 123% from $1.3 million, or $0.07 per diluted share in the same period a year ago. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 30, 2003.

On August 14, 2003, the Company issued a press release announcing that the Company’s application for listing on The Nasdaq National Market had been approved. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 15, 2003.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A

	By:	/s/ CATHY L. WOOD

Dated: October 30, 2003		Cathy L. Wood
Executive Vice President, Chief Financial Officer and Secretary

	By:	/s/ STEVEN S. MYERS

Steven S. Myers
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Descriptions

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

4.1	Registration and Antidilution Rights Agreement, by and among the Registrant and the Holders listed on the signature pages thereto. (5)

4.2	Controlling Shareholder Agreement, by and among the Registrant, Steven S. Myers as Common Stockholder and the Purchasers listed on the signature pages thereto. (6)

4.3	Registration Rights Agreement, by and among the Registrant and certain shareholders of Space Applications Corporation identified therein. (7)

4.4	Registration Rights Agreement, by and among the Registrant and certain shareholders of Decision-Science Applications, Inc. set forth therein. (8)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (9)

10.2	Amended and Restated Employee Stock Purchase Plan. (10)

10.3	Office Facility Lease. (11)

10.4	Employment Agreement of Steven S. Myers. (12)

10.5	Amendment No. 1 to Employment Agreement of Steven S. Myers. (13)

10.6	Amendment No. 2 to Employment Agreement of Steven S. Myers. (14)

10.7	Amendment No. 3 to Employment Agreement of Steven S. Myers. (15)

10.8	Employment Agreement of Cathy L. Wood. (16)

10.9	Amendment No. 1 to Employment Agreement of Cathy L. Wood. (17)

10.10	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (18)

10.11	Employment Agreement of Bennett C. Beaudry. (19)

10.12	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (20)

10.13	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (21)

Exhibits – continued

10.14	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national association. (22)

10.15	Revolving Loan Agreement dated April 25, 2003, by and between the Registrant and City National Bank, a national banking association. (23)

10.16	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (24)

31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002. (25)

31.2	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002. (26)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (27)

32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (28)

Footnote #

(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on January 8, 2001 as Exhibit 99.5 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(6)	Filed on January 8, 2001 as Exhibit 99.6 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(7)	Filed on June 4, 1998 as Exhibit 2, Appendix E to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(8)	Filed on August 21, 1998 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(9)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(10)	Filed on April 29, 2002 as Exhibit C to the registrant’s Current Report on Form 14A and incorporated herein by reference.

(11)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(12)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(13)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(14)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated here in by reference.

(16)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Current Report on Form 10-K and incorporated herein by reference.

(17)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(18)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated here in by reference.

(19)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(20)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Current Report on Form 10-K and incorporated here in by reference.

(21)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(22)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(23)	Filed on May 1, 2003 as Exhibit 10.15 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(24)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Current Report on Form 10-Q and incorporated herein by reference.

(25)	Filed herewith.

(26)	Filed herewith.

(27)	Filed herewith.

(28)	Filed herewith.