Form 10-K
period 2003-12-31
SM&A
filed 2004-02-06
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
Common Stock, no par value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes ☒       No ☐

     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $157,700,027 as of June 30, 2003.

     Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, 20,377,104 shares outstanding at January 30, 2004

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s 2004 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
For the Year Ended December 31, 2003

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A ( the Company) management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “Additional Factors that may Affect Future Results” under Item 1, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 16-21. Because of these and other factors that may effect SM&A’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

ITEM 1 — BUSINESS

     As used in this report, “SM&A,” “we,” “our” and similar terms include SM&A and its subsidiaries, unless the context indicates otherwise.

Overview — Development of Business

     SM&A is one of the world’s leading providers of business capture services, and a leading provider of high-value program support services. Our more than 315 employees and consultants provide program management, systems engineering, and expert support to major industrial customers in the defense, homeland security, aerospace, information technology, architect and engineering sectors. Since 1982, we have managed more than 820 proposals worth more than $270 billion for our clients and have achieved an 85% win rate on awarded contracts. We also provide systems engineering, program planning and other high-value technical support services to such high priority national programs as the Joint Strike Fighter program and America’s missile defense efforts.

     We were founded in 1982. After sixteen years of consistent revenue and profit growth, we completed an initial public offering in January 1998 and embarked on an acquisition program to broaden our service and product offerings. From 1998 through 2000, we made five acquisitions which ultimately increased our revenue by a factor of three to a high of approximately $120 million.

     We were formerly named Emergent Information Technologies and had three lines of business: the core of our original business, a program and engineering services business whose main customers were U.S. Government agencies such as the Department of Defense (“DoD”) and NASA, and a telecommunications software business. We became overleveraged when we acquired businesses that did not meet financial expectations.

     During 2000 and 2001, we discontinued, liquidated or sold all of the acquired businesses and, in early 2002, retired our debt. This allowed us to apply our resources and energies to improving and expanding our core competencies in the areas of greatest strategic value to our clients: being a comprehensive provider of high-value management consulting, competitive consulting, proposal management, and program support services.

Business Strategy

     We support our clients by providing a full array of services that range from strategic consulting and proposal management to program support services, systems engineering and other high-value technical support services. We add to our clients’ top line through the more effective management of their proposals for competitive bids, and we improve their bottom line by applying our high value technical and management leadership to improve our clients’ performance on their programs. We provide the following services:

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

     We provide proposal management services through proprietary proposal management strategies and processes. In conjunction with these processes, we typically assume a leadership role and place dedicated teams at client facilities to manage all aspects of the competitive proposal development effort. In 2003, we supported 125 proposals for our clients with an award value of more than $36 billion. The combination of our high win rate and reputation has contributed to our dominant market share of proposal management services outsourced by government contractors, while also capturing an increasing amount of business from firms interested in winning commercial work.

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

     Supporting Proposals in Response to Federal Procurements. We expect that the federal government will obligate approximately $166 billion in fiscal year 2004 to acquire goods and services from large prime contractors, of which approximately two-thirds to three-quarters will be obligated by the Department of Defense (“DoD”). Federal spending of this nature has experienced back-to-back 10% plus increases and will likely continue at this rate for another three to four years to support both the re-capitalization of the military, the War on Terrorism, and homeland security requirements. A significant portion of these funds will be spent on information technology goods and services (this accounts for our client, Accenture Ltd. rising to become our third largest proposal management client in 2003). Much of this procurement spending will be awarded competitively. Companies generally spend from one-half of one percent to two percent of the expected value of a contract to prepare their proposals. A company may therefore spend from $500,000 to $2 million to prepare a proposal for a program valued at $100 million. Federal law and policy encourages this spending and allows companies to seek reimbursement for about 50% of these expenses. Some portion of the money spent to bid on a program is often outsourced and it is this outsourcing for proposal services that represents the majority of our traditional source of revenue. Furthermore, the 10% annualized increases in spending cited above are happening during a time of extreme demographic pressures in the defense and aerospace industry. The defense contractor workforce is retiring in record numbers — up to 30% of defense industry knowledge workers are expected to retire between 2003 and 2007. To meet new demand and replace retiring workers, the defense industry will have to hire about 255,000 knowledge workers between now and 2007. For this reason alone we can expect significant outsourcing demand from our clients. Finally, as part of our support to clients in leading the development of a competitive proposal, we often provide competitive strategy services and management consulting services.

     Supporting Proposals in Response to State and Local Procurements. We expect that state and local governments will spend approximately $800 billion on services and $245 billion on goods in 2004, of which about $51 billion will be of complex or large outsourcing contracts. State and local service-based projects are generally smaller and less complex than federal projects, thus making the potential market for our services smaller in the state and local market than in the federal market. As with non-DoD federal procurements, the larger and more complex state and local procurements often involve information technology and we have provided significant support to our client, Accenture Ltd., in assisting the creation of their proposals for state and local government contracts.

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

     Supporting Proposals in Response to Corporate Procurements. We believe that large and technically complex corporate procurements have increasingly used a formal request for proposal rather than relationship selling to aid in determining the winning bidder. The processes and tools we developed for helping clients win government contracts are largely applicable in this market as well.

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

Proposal Management

     Proposal Management. Proposal management involves assisting clients with winning government and commercial contracts. The highest profile examples of this in 2003 were our successful proposal management support to The Boeing Company’s Future Combat Systems (FCS) team resulting in a $14.8 billion contract award, and The Raytheon Company’s Kinetic Energy Interceptor (KEI) team resulting in a $4.5 billion contract award.

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

The Evaluation Phase. After the proposal is submitted, the proposal team’s interaction with the U.S. Government is a critical part of our winning process. Because our clients typically reassign key personnel to other projects after proposal submittal, we have an opportunity to support our clients with a small core team to answer formal questions from the government and prepare the best and final offer. Another area of our action during the government’s proposal evaluation period is working with the client’s team in preparation for winning the award. Many proposals include a very aggressive start-up phase that requires the delivery of significant products within the first 30 to 60 days after the contract award. We provide management support, program planners and schedulers, systems engineers, and other specialists to assist the client’s team to meet early post-award commitments. This support leads naturally into the provision of program support services.

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

Proposal Manager. The proposal manager is responsible for the timely execution of a client’s proposal. He or she reports to an SM&A account executive. All SM&A and client personnel working on the proposal report to the SM&A proposal manager. SM&A proposal managers have strong technical and programmatic backgrounds and generally have had senior level responsibilities, such as vice presidents, general managers, program managers, or chief engineers before coming to work for us. SM&A only assigns individuals as proposal managers who have had significant prior experience with SM&A and our processes.

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

Management Volume/Book Leader. Management volumes usually have fewer authors than technical volumes, but are of critical importance as they describe how the client will be organized to accomplish what has been proposed, who will actually lead the effort, and will determine the use of facilities, tools and processes, etc. As a result, SM&A management volume leaders may write more of this volume themselves. Management volume leaders are usually experienced industry senior managers.

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

Integrated Master Plan/Integrated Master Schedule Specialist. This specialist integrates the entire program: engineering, management, risk, schedule, and staffing. This skill is also in high demand in the program support services side of the business.

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

Program Support Services

     Program Support Services. Program support services provide our clients with experienced leaders and subject matter (domain) experts. We rapidly fill difficult-to-place positions, improving our client’s program implementation by supporting their ability to stay on schedule and on budget. Since past performance (i.e., a company’s contract performance) is a large part of the graded score in competitive federal procurements, our clients especially value our support in this area. Some notable examples of our program support services in 2003 are: our support to Raytheon Company for the Kill Vehicle on the National Missile Defense program; our ongoing assistance to The Boeing Company in support of its National Missile Defense — Lead System Integrator responsibilities and Future Combat Systems program and our continued support to Lockheed Martin Corporation in service of its Joint Strike Fighter program.

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

Systems Engineering. Our systems engineering work in support of program execution assists our clients in defining the work that must be done to meet a given program’s objectives. The first step formally defines the top-level program objectives including mission requirements, annual and total budget, and the schedule for each major program milestones and then communicates them to each engineering, information technology, and management department. The systems engineers perform trade studies and analyses to objectively evaluate the cost, schedule, risk and likely performance of alternative solutions. The systems engineers then manage the top-level program requirements database. As the program evolves through the design, development, test, and production phases, systems engineers constantly evaluate the work of the program’s design and test groups to be certain that the top-level requirements are being met.

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

Markets for Proposal Services

     We assist companies seeking to identify, win and implement new business. Since 1982, we have helped clients win contracts, a service that generated about 53% and 46% of our revenue in 2003 and 2002, respectively. Our major clients’ core businesses are in providing various defense and aerospace goods and services to the federal government and represent about 84% of our proposal management activity in 2003. Our reputation in the market is based on our ability to help our clients win consistently. This reputation for winning provides us with an opportunity to provide new and existing clients with services beyond proposal management. We anticipate significant revenue growth in the years ahead from management consulting and program implementation support services provided to existing and new clients in a wide array of industries.

     We provide our clients with a full service strategic consulting and proposal management capability. The need for this specialized capability can be found wherever companies have a requirement to produce a competitive proposal in response to a request for proposal from a corporate, federal, state, local or international entity. We have also been marketing with increasing success to companies pursuing non-federal business. The largest single portion of our business is derived from supporting companies engaged in the pursuit of competitively awarded federal contracts, mainly from the DoD.

     We project that the U.S. market for our proposal services exceeds $1 billion annually. This assessment is derived from our ongoing analysis of several recognized industry source documents and includes revenues we expect to be generated from DoD, Civil, State and Local government procurement awards for U.S. based large business concerns (excludes dollars set aside for small business firms). This estimated total market for fiscal year 2004, which consists of Procurement, Research, Development, Testing and Evaluation (“RDT&E”), Operations and Maintenance (“O&M”) and Information Technology (“IT”) dollars, exceeds $250 billion.

     Additionally, specifically addressing our currently targeted client base, SM&A has developed a tracking process that now includes more than 130 major business units of our core defense as well as other associated firms. These firms represent where we derive our existing revenues as well as where we are targeting additional growth. Of these 130 plus major business units, we estimate that our services are only made available in 15 to 20 percent of the competitive bidding opportunities. Even at this service level, actual revenue as a percent of targeted revenue from these businesses has been increasing. Furthermore, as we continue to strategically manage the addition of experienced Account Executives and focus on specific targeted client business units, we expect increased opportunities for revenue generation at current clients will occur and development of new client revenue opportunities will develop.

Factors Driving Growth in Proposal Services

     We believe the growth of the market for outsourced proposal management is dependent on a number of factors, including but not limited to:

An Increase in the Defense Spending Budget. The defense budget is growing in some areas as the need for modernization of aging equipment becomes more pressing, and America’s War on Terrorism continues. The latter factor will drive defense spending for the foreseeable future. Furthermore, while defense spending appears likely to increase for the next few years, it is important to understand the distinction between spending on ongoing operations and spending on new systems and research and development — the former type of spending is not as beneficial to us as it does not generally result in new competitive procurements.

An Increase in the Importance of Proposal Management Services. We believe that various factors in the aerospace and defense industries are contributing to an increased need to win projects. The ongoing consolidation activity in these industries has resulted in fewer, larger firms as well as an increased disparity between the resources of these larger firms and the remaining relatively smaller firms. The large consolidated firms are more motivated to win programs to support their operations and the smaller firms have an even greater need to access the resources necessary to compete with larger firms for programs. The U.S. Government has also conducted a number of “winner-take-all” competitions in which the government chose a single winner from two or more large aerospace suppliers that had historically supplied the products or services. The winners received multi-billion dollar contracts while the losers are either allocated a program subcontract or required to shut down their production facilities and re-assign or lay off several thousand workers. Consequently, proposal management services and a winning outcome have become increasingly crucial to all competitors.

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

Markets for Program Support Services

     We offer program support services as a direct result of client requests to provide such services beginning in the mid-1990s. In 2003, 47% of our revenues were from program support services. The size of this market is in the billions of dollars annually, much of it in support of DoD prime contractors executing RDT&E contracts. According to DoD, in fiscal year 2002, the top 100 DoD contractors provided $107 billion of the $171 billion of goods and services contracted to business, of which about $21.1 billion was in support of RDT&E programs (see: www.defenselink.mil/pubs/almanac). Typically, prime contractors subcontract between 40-70% of the work share on such efforts. NASA, the Department of Energy and large federal and state information technology programs provided added value to this market numbering in the billions of dollars annually.

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

     For example, we assisted Lockheed Martin Corporation in its award of the Joint Strike Fighter contract in 2001 and The Boeing Company in its successful win of the National Missile Defense — Lead System Integrator program in 1998. In both cases, our close working relationship with key client leaders in developing program strategies led directly to our being awarded follow-on contract work for both program support services and management consulting and competitive strategy services.

Factors Driving Growth in Program Support Services

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

     As previously mentioned, our client base is under tremendous demographic pressures. Increased demand for goods and services for defense and homeland security purposes factored in with the accelerating pace of retirements in the industry indicates a shortfall of some 255,000 knowledge workers from 2003 through 2007. About half of this shortfall is due to retirements and half is due to increased demand. We primarily recruit new workers from the ranks of the best and brightest of the newly retired aerospace and information technology community. We believe the industry’s experienced personnel challenge is our opportunity. Further analysis can be found in the November 2002 report of the Federal Commission on the Future of the United States Aerospace Industry (see: www.aerospacecommission.gov/AeroCommissionFinalReport.pdf) which says, in part, “The industry is confronted with a graying workforce in science, engineering and manufacturing, with an estimated 26 percent available for retirement within the next five years. New entrants to the industry have dropped precipitously to historical lows as the number of layoffs in the industry mount. Compounding the workforce crisis is the failure of the U.S. K-12 education system to properly equip U.S. students with the math, science, and technological skills needed to advance the U.S. aerospace industry.” This latter point is particularly important as foreign nationals have a difficult time obtaining the required security clearances to work in the defense and homeland security industries.

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

Major Clients

     We provide our high-end systems engineering and integrated proposal management services to numerous Fortune 100 clients. Our largest clients by percent of revenue received for the year ended December 31, 2003 are:

Lockheed Martin Corporation	36.0%
The Boeing Company	26.1
Accenture LTD	15.0
Raytheon Company	8.5
General Dynamics	2.6

88.2%

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

     We estimate our future performance based on pipeline. Pipeline is defined as measuring specific opportunities in our marketplace and assigning an estimated percentage of obtaining the opportunities. These internal estimates, though useful for planning purposes, are subject to a number of risks and uncertainties, and our actual results may frequently be materially different from our pipeline estimates set from time to time.

Competition

     We are niche players providing high-value strategic services that, in most cases, would not be otherwise outsourced. As a result, we most frequently compete with our clients’ internal organizations. We believe our core clients continue to labor under demographic pressures, their ability to internally staff their requirements for high-value resources will diminish. In addition to our clients’ internal capability, we have competitors in both of our markets, proposal management and program support services. Competitors in the proposal services business are made up of very small consultancies and individual consultants. The largest of these is roughly one-fifth our size. We are able to offer greater depth of capability, a more diversified array of capabilities, and more efficient, better structured processes. We continue to focus on the strategic issues driving our clients ability to win and high quality execution of their proposals. Competitors for program support services are by contrast generally very large companies, many have greater marketing, technical, and financial resources than ours. However, our goal is not to be the high volume provider of journeyman technical support, but rather to be the premium provider of high-value strategic support services. Our focus is on delivering very high quality, something that is very difficult for high volume providers to deliver.

     Proposal Management Services. Our biggest competitor in this market is our clients’ internal proposal capability. Many of our clients maintain internal business acquisition teams that are designed to handle the procurement of government contracts. The number of such in-house departments has been decreasing in recent years and, therefore, these clients have a limited ability to react to sudden increases in procurement activity or to “must-win” situations. If the client is open to outsourcing, then we compete in a niche market largely of our own creation. We are the largest provider of outsourced proposal services and principally compete with numerous smaller proposal management companies in this highly specialized industry. Shipley Associates is our largest competitor with 13% of our revenue in 2003, according to Dunn & Bradstreet.

     Program Support Services. The program management, systems engineering and program integration markets are highly competitive and include a large number of highly capable firms in the United States with internal resources of the larger prime contractors being the primary competition. The market is also highly fragmented. We, however, have found increasing opportunities to work with clients who have previously retained us for proposal management services. In doing so, we seek to provide high-value strategic services as opposed to simply providing engineering job shop services as our competitors usually do. Some of our competitors include Booz Allen Hamilton and Volt Information Technology.

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

Development of New Services or Techniques

     To meet changing client needs and expectations, primarily the need to reduce unneeded bid and proposal costs caused by the co-location of proposal teams (including teammates), we began developing software tools to both automate our proposal development process and to allow for virtual team collection using the Internet. We developed a tool in-house in 2001 and have spent resources to upgrade and maintain this tool through 2003. This effort resulted in a proprietary product named SM&A® ToolKit. Toolkit improves the efficiency of our deployed proposal teams and increases our competitive position in a client base that is growing increasingly sensitive about the costs of co-locating large proposal teams from widely scattered locations.

     In addition, we are investing in computer literacy training and in hiring personnel capable of rapidly setting up and working in collaborative computer networks — increasingly valuable skills needed to support our clients. Furthermore, as proposals have more commonly become electronic rather than paper, we have developed techniques to improve quality and the ease at which the proposal can be evaluated by the government.

Employees

     As of December 31, 2003, we had approximately 315 employees and consultants. Approximately 85% of the employees are proposal management, program support services and consulting professionals, 4% are account executives and marketing professionals and the remaining 11% are involved in enterprise management which comprises finance, management information systems, human resources and other administrative functions. We believe that our success depends significantly upon attracting, retaining and motivating talented, innovative and experienced professionals. For this reason, our employees are comprised of experienced program managers, engineers and skilled technicians, tested in some of the largest and most complex military, commercial and government programs of the past 30 years. The typical employee has more than 20 years of applicable experience in industry, government and/or the military and a majority of our employees possess advanced degrees in science, engineering or information technology fields.

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

     Our proposal management business depends substantially on U.S. Government expenditures for defense products. Any decline in the future defense, information technology or homeland security procurement expenditures could effect the opportunities available to our clients and, indirectly, us. A number of factors could contribute to such a decline in opportunities, including:

•	Loss of political support for current or increased levels of spending;

•	Changes of Presidential Administration, particularly changes from one political party to another, that typically result in a mass reordering of priorities that reduce new proposal activity for up to a year;

•	Threat scenarios evolving away from global conflicts to regional conflicts; and

•	Spending for ongoing operations, such as the War on Terrorism, the occupation of Iraq, crowding out spending for procurement of new systems and research and development spending.

•	Cancellation of programs or emphasis on Government shifting programs.

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

     We derive a significant portion of revenue from continuing operations from a relatively limited number of clients. In 2003, our seven largest customers accounted for 91.8% of our revenue. Clients typically retain our services as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate the engagement at any time without a significant penalty. Moreover, there can be no assurance that existing clients will continue to engage us for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect our business, financial condition and results of operations. In addition, the level of services required by an individual client may diminish over the life of the relationship, and there can be no assurance we will be successful in establishing relationships with new clients as this occurs.

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

     Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and December 31, 2003, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	Quarterly fluctuations in results of operations;

•	Adverse circumstances affecting the introduction, or market acceptance of new services we offer;

•	Announcements of new services by competitors;

•	Announcements of poor operating results by our competitors;

•	Loss of key employees;

•	Changes in the regulatory environment or market conditions affecting the defense and aerospace industry;

•	Changes in earnings estimates and ratings by analysts;

•	Lack of market liquidity resulting from a relatively small amount of public stock float;

•	Changes in generally accepted accounting principles;

•	Sales of common stock by existing holders; and

•	The announcement of proposed acquisitions and dispositions.

Principal shareholder has significant control.

     At December 31, 2003, Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 26.11% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions. Our board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

ITEM 2 — PROPERTIES

     We do not own any real estate. We lease our principal corporate offices adjacent to the John Wayne Airport in Newport Beach, California. We have approximately 19,500 square feet of office space in this location and the term of our lease expires on May 2007. Additionally, we have approximately 2,000 square feet of office space in Herndon, Virginia, which serves as our East Coast sales support office, the lease for which expires in April 2004. We believe our offices are adequate for our present and anticipated near-term need.

     Included in discontinued operations are three properties totaling approximately 67,000 square feet. Of the 67,000 square feet, we have subleased 35,000 square feet under non-cancelable leases. For the remaining available 32,000 square feet, we continue to work with our brokers to find suitable tenants.

ITEM 3 — LEGAL PROCEEDINGS

     We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending litigation proceedings to which we are a party or to which any of our property is subject.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range Of Common Stock

     On May 30, 2000 our Common stock began trading on the NASDAQ Small Cap Market under the symbol “EITI” following notification from NASDAQ that we did not comply with the requirements for continued listing on the NASDAQ National Market. In 2003, we were relisted to the NASDAQ National Market after we met the requirements for listing. On January 24, 2002, we changed our name to SM&A and our symbol to “WINS”.

     The following table sets forth, for the quarters indicated, the high and low closing sale prices as reported on NASDAQ.

	2003		2002

	High	Low	High	Low

First Quarter Ending March 31	$5.53	$3.50	$3.00	$2.50
Second Quarter Ending June 30	$11.20	$5.45	$4.20	$3.00
Third Quarter Ending September 30	$12.57	$8.72	$3.75	$2.75
Fourth Quarter Ending December 31	$14.07	$10.95	$3.80	$2.79

     As of January 30, 2004, there were approximately 98 shareholders of record of our common stock. The closing sale price of our common stock on the NASDAQ National Market on January 30, 2004 was $11.11 per share.

Dividends

     We have not declared or paid cash dividends to stockholders of our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, capital requirements, and our general financial condition.

Recent Sales of Unregistered Securities

     None.

Shares Reserved for Future Issuance

     At December 31, 2003, we had reserved 3,096,886 shares for future issuance under our stock option plan and 229,414 shares under our employee stock purchase plan.

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and the information contained herein in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Historical results are not necessarily indicative of future results.

	Years Ended December 31,

	(in thousands, except per share data)
	2003	2002	2001	2000	1999

Consolidated Statements of Operations Data (1):
Revenue	$75,593	$55,057	$46,407	$37,506	$38,135
Gross margin	34,060	22,998	19,360	16,815	16,423
Operating income	19,731	10,629	7,347	4,073	8,035
Interest (income) expense, net	(73)	865	1,909	328	972
Unrealized (gain) loss on interest rate swap	—	(6)	673	—	—
Income from continuing operations	13,268	6,518	2,849	2,209	4,168
(Loss) from discontinued operations	—	—	(21,897)	(32,572)	(158)
Cumulative effect of adoption of FASB Statement No.133, net of tax	—	—	(668)	—	—
Extraordinary loss from early extinguishment of debt, net of tax	—	(2,499)	—	—	—

Net income (loss)	$13,268	$4,019	$(19,716)	$(30,363)	$4,010

Net income (loss) per share (2):
Basic
Continuing operations	$0.66	$0.33	$0.15	$0.14	$0.26
Discontinued operations	$—	$—	$(1.15)	$(1.99)	$(0.01)
Extraordinary loss from early extinguishment of debt	$—	$(0.13)	$—	$—	$—
Cumulative effect of adoption of FASB Statement. No. 133	$—	$—	$(0.04)	$—	$—
Net income (loss)	$0.66	$0.21	$(1.04)	$(1.86)	$0.25

Diluted
Continuing operations	$0.62	$0.32	$0.15	$0.13	$0.25
Discontinued operations	$—	$—	$(1.14)	$(1.96)	$(0.01)
Extraordinary loss from early extinguishment of debt	$—	$(0.12)	$—	$—	$—
Cumulative effect of adoption of FASB Statement No. 133	$—	$—	$(0.03)	$—	$—
Net income (loss)	$0.62	$0.20	$(1.03)	$(1.83)	$0.24

Shares used to calculate net income (loss) per share:
Basic	19,991	19,535	19,045	16,350	16,257
Diluted	21,428	20,452	19,219	16,579	16,431

Consolidated Balance Sheet Data:
Cash	$17,712	$5,956	$26,270	$1,548	$759
Working capital	23,833	7,917	4,470	43,327	5,603
Total assets	31,803	18,404	44,691	67,224	87,303
Long-term debt, including current portion	—	—	22,085	21,766	29,017
Shareholders’ equity	24,433	8,388	3,685	22,910	50,456

Footnotes

(1)	Loss from discontinued operations reflects the operations of Emergent-Central in 1999 and 2000 and Emergent-East in 2001. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Net income (loss) per share was computed as explained in Note 1 to the Consolidated Financial Statements.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SM&A is one of the world’s leading providers of business capture services, and a leading provider of high-value program support services. Our more than 315 employees and consultants provide program management, systems engineering, and expert support to major industrial customers in the defense, homeland security, aerospace, information technology, and architect and engineering sectors. Since 1982, we have managed more than 820 proposals worth more than $270 billion for our clients and have achieved an 85% win rate on awarded contracts. We also provide systems engineering, program planning and other high-value technical support services to such high priority national programs as the Joint Strike Fighter program and America’s missile defense efforts.

Forward-Looking Statements

     From time to time, we may make forward-looking public statements, which include, but are not limited to, statements regarding future revenue or earnings, projected plans, performance and contract procurement, as well as other estimates relating to future operations. Forward-looking statements may be in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases or in informal statements made with the approval of an authorized executive officer. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “projected,” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

     We wish to caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made. In addition, we wish to advise you that the factors listed above, as well as other factors not currently identified by management, could affect our financial or other performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods or events in any current statement.

     We will not undertake and specifically decline any obligation to publicly release any revisions which may be made to any forward-looking statements, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events which may cause us to re-evaluate these forward-looking statements.

     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made by us or on our behalf.

     Our actual results may differ materially from those suggested due to various risks and uncertainties. Interested parties should refer to the disclosures set forth under the caption “Additional Factors That May Affect Future Results,” for additional information regarding risks which may affect our financial condition and results of operations.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain historical operating results as a percentage of revenue:

	Years Ended December 31,

	2003	2002	2001

Revenue	100.0%	100.0%	100.0%
Cost of revenue	54.9	58.2	58.3

Gross margin	45.1	41.8	41.7
Selling, general and administrative expenses	19.0	22.5	25.9

Operating income	26.1	19.3	15.8
Income from continuing operations	17.6%	11.8%	6.1%

ITEM 7	—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

     The foregoing table and the fiscal year comparison that follows do not include the discontinued operations of Emergent Information Technologies-Central (“Emergent-Central”) and Emergent Information Technologies-East (“Emergent-East”). See “Discontinued Operations.”

Comparison of Fiscal Years Ended December 31, 2003, 2002 and 2001

     Revenue. We derive our revenue from the various consulting services that we provide: proposal management, program support services, management consulting, and competitive strategy services. Revenue increased $20.5 million, or 37.3% to $75.6 million for the year ended December 31, 2003 compared to $55.1 million for the year ended December 30, 2002. The net increase in revenues from our top five customers grew 27.7% to $66.7 million compared to $48.2 million in the prior year. Our remaining customer base revenues increased 23.3% to $8.9 million compared to $6.9 million in the prior year. This increase in growth is directly related to our hiring of more account executives which enabled us to penetrate deeper into our existing customer base and focus on developing other vertical markets. We successfully continued to diversify our customer base by adding fifteen new customers in 2003. These additions reduced our overall percentage of customers in the aerospace and defense industry. We continue to exercise our growth model through the hiring of additional account executives. Revenue for 2002 increased $8.7 million or 18.6% to $55.1 million compared to $46.4 million for 2001. The increase in revenues during this period was primarily attributable to an increase in program support services revenues of which a majority of the growth was derived from our work on the Lockheed Martin Joint Strike Fighter Program.

     Gross Margin. Gross margin increased $11.1 million, or 48.1%, to $34.1 million for the year ended December 31, 2003 compared to $23.0 million for the year ended December 31, 2002. The increase in gross margin is directly related to the increase in our revenues. As a percentage of revenue, gross margin increased to 45.1% for the year ended December 31, 2003 compared to 41.8% for the year ended December 31, 2002. The gross margin as a percentage of revenue increase is attributable to four factors. First, we saw an increase in revenues coming from proposal services compared to program support services. Revenue coming from proposal services was 53% of 2003 revenues as compared to 46% in 2002. Our proposal services revenue carries a moderately higher gross margin. Second, we moderately increased our billing rates in June 2003, which affected new contracts entered into after June 2003. Third, we reduced our travel expenses related to our service offerings; lastly, we received approximately $500,000 in “win incentives” in 2003 compared to approximately $100,000 in 2002. We offer some of our clients a “win incentive discount” which is defined as a discounted bill rate that we can recoup if our client wins their proposal or subsequently chooses not to bid after the proposal development process has begun. Gross margin increased $3.6 million, or 18.8%, to $23.0 million for the year ended December 31, 2002, as compared to $19.4 million for the year ended December 31, 2001. The increase in 2002 over 2001 is attributable to our increased revenues. As a percentage of revenue, gross margin remained steady at 41.8% in 2002 from 41.7% in 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for our executive, sales and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses increased $2.0 million, or 15.9%, to $14.3 million for the year ended December 31, 2003, as compared to $12.4 million for the year ended December 31, 2002. The increase was attributable to wages and infrastructure costs required to support the growth of our business. As a percentage of revenue, selling, general and administrative expenses decreased to 19.0% for year ended December 31, 2003, compared to 22.5% for the prior year period. Selling, general and administrative expenses increased to $12.4 million in 2002, compared to $12.0 million for 2001. The increase for this time period was due primarily to our investment in our autumn employee offsite meeting held in November 2002. No similar event was held in fiscal year 2001. As a percentage of revenue, selling, general and administrative expenses decreased to 22.5% for 2002, as compared to 25.9% for 2001.

     Operating Income. Operating income was $19.7 million for the year ended December 31, 2003 compared to $10.6 million for the year ended December 31, 2002, an increase of $9.1 million, or 85.6%. Operating income increased as a result of our revenue growth and improved gross margins, less the increase in selling, general and administrative expenses. As a percentage of revenue, operating income increased to 26.1% for the year ended December 31, 2003 as compared to 19.3% for the year ended December 31, 2002. Operating income was $10.6 million for 2002 compared to $7.3 million for 2001, an increase of $3.3 million. As a percentage of revenue, operating income increased to 19.3% for 2002 from 15.8% for the prior year period, which is attributed to our revenue growth, less a slight decrease in general and administrative costs during 2002.

     Interest (Income) Expense, net. Interest (income) net was $73,000 for the year ended December 31, 2003 compared to an interest expense of $865,000, and $1.9 million for the years ended December 31, 2002 and 2001, respectively. The fluctuations primarily resulted from the related levels of debt for the respective years, the amortization of debt discount, and interest expense on our interest rate swap.

ITEM 7	—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

     Unrealized Gain/Loss on Interest Rate Swap. During 2002 and 2001, we recognized a gain of $6,000 and a loss of $673,000 respectively, resulting from changes in the fair value of our interest rate swap agreement. The swap agreement was retired in July 2002.

     Income Tax Expense. Our effective tax rate for 2003 was 33.0% compared to 33.3% and 40.2% in 2002 and 2001, respectively. In March 2003, the Internal Revenue Service completed their examination related to years 1998 to 2001. Based on the conclusion of the examination, we reduced our tax contingency reserve that resulted in a decrease to income tax expense of $1.5 million or $0.07 per diluted share for the twelve months ended December 31, 2003.

     The improvement in our tax rate in 2002 is related to the “Job Creation and Workers Assistance Act of 2002”, (the “Act”) which was enacted in February 2002. The Act allowed us to benefit from certain net operating losses that we otherwise would not have been able to benefit. In this regard, in October 2002, we entered into negotiations to, among other things, amend selected sections of the Stock Purchase and Sale Agreement with L-3 Communications Corporation related to the disposition of Emergent East. The resulting amendment to that Agreement allowed us to realize an immediate additional net tax benefit under the Act of $627,000.

Discontinued Operations

     On November 30, 2001, we completed the sale of our interest in the common stock of Emergent-East (also known as the Government Services Group or GSG), a provider of system engineering, scientific research, program management and technical support services. The sale was to L-3 Communications Corporation for $39.8 million in cash. Accordingly, the operating results of Emergent-East, including provisions for losses during the period from October 1, 2001 through the closing date, facility lease costs and other costs to be incurred in connection with the sale, have been accrued. Expenses and operating losses from the measurement date of September 30, 2001 through November 30, 2001, the date of disposal, amounted to $13.0 million, net of income taxes of $2.7 million. Included in the loss from disposal of discontinued operations in 2001 and 2000, is approximately $3.9 million and $1.7 million, respectively, of allocated interest expense. We allocated interest under the guidance of EITF 87-24, “Allocation of Interest to Discontinued Operations,” using net assets as the basis of the ratio.

     On August 2, 2000, our Board of Directors adopted a plan to discontinue the operations of Emergent-Central, a business segment formed in 1999. Accordingly, the operating results of Emergent Central, including provisions for estimated losses during the phase-out period, facility lease costs and other shut down expenses incurred in connection with the disposal, are accrued as of September 30, 2000. Expenses and operating losses from the measurement date, including the write-off of the segment’s assets, through the closing date of disposal amounted to $34.1 million. During the year ended December 31, 2001, we re-evaluated its estimated costs to complete the shut down and recorded an additional accrual of $949,000, net of income taxes of $200,000.

	Beginning	Amounts	Amounts	Ending
	Balance	Added	Paid	Balance

2003
Discontinued Operations	$2,453	$—	$(1,094)	$1,359
2002
Discontinued Operations	$7,483	$—	$(5,030)	$2,453
2001
Discontinued Operations	$2,334	$10,313	$(5,164)	$7,483

     Liabilities of the discontinued businesses totaled $1.4 million at December 31, 2003, which consisted of reserves for lease termination costs.

ITEM 7	—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

     Following is summary financial information for our discontinued operations (in thousands):

	Years Ended December 31,

	2001	2000

Revenue:
Emergent-Central	$—	$1,464
Emergent-East	49,663	82,634

Total	$49,663	$84,098

Income (loss) from operations of discontinued businesses:
Emergent-Central	$—	$(9,292)
Emergent-East	(9,637)	6,717

Loss before income taxes	(9,637)	(2,575)
Income tax benefit	1,682	610

Loss from operations of discontinued businesses	$(7,955)	$(1,965)

Loss on disposal of discontinued businesses:
Emergent-Central	$(1,149)	$(34,116)
Emergent-East	(15,739)	—

Loss on disposal of discontinued businesses before income taxes	(16,888)	(34,116)
Income tax benefit	2,946	3,509

Loss from disposal of discontinued businesses	$(13,942)	$(30,607)

ITEM 7	—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in 2003 was $11.2 million, compared to $9.3 million in 2002. The cash provided by operating activities for 2003 was primarily due to our increased sales and gross margins while maintaining our selling, general and administrative expenses below 20% of sales. In addition, we recorded a income tax adjustment which reduced our income tax expense by approximately $1.5 million.

     In 2003 and 2002, we spent $548,000 and $470,000, respectively, to purchase fixed assets to support the existing infrastructure and fund future growth.

     Cash receipts related to our employees’ participation in both our stock option and employee stock purchase plan was $2.2 million and $665,000 for the years ended 2003 and 2002, respectively. No dividends were paid in 2003.

     In April 2003, we renewed our previous revolving credit agreement. The renewed agreement allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The new revolving credit agreement expires in April 2004 and we plan to renew the Agreement or seek a replacement agreement. Borrowings under the revolving credit agreement are unsecured. The agreement requires us to comply with certain financial covenants pertaining to our tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts our ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender.

     At December 31, 2003, we had no outstanding borrowings under the line of credit with $10.0 million in availability.

     Our contractual obligations are as follows at December 31, 2003:

Contractual Obligations
Payments Due By Period		1 Year	2-3	4-5	After 5
(In thousands)	Total	or Less	Years	Years	Years

Operating leases	$2,311	$648	$1,289	$374	$—
Operating leases related to discontinued operations, net of subleases	1,295	474	712	109	—

Total	$3,606	$1,122	$2,001	$483	$—

     Operating leases related to discontinued operations represent office space previously occupied by the Emergent-East and Emergent-Central divisions. The amounts above represent the remaining lease commitments over the remaining terms of the leases. We have entered into subleases for two of our leased properties. These subleases cover a portion of our lease commitments for these properties, and we expect these subleases to continue in effect for the life of our lease obligations with respect to these properties. We are continuing the process of identifying sub-lessees for our remaining leased property or negotiating lease buy-outs with the lessors.

     We believe we have sufficient working capital available under the line of credit that expires in April 2004, and cash generated by continuing operations will be sufficient to fund operations for at least the next twelve months. We believe we will be able to extend or replace the line of credit when it expires.

ITEM 7	—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

CRITICAL ACCOUNTING POLICIES

     Revenue Recognition. We recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collection is reasonably assured. The majority of our services are provided under “time and expenses” billing arrangements, and revenue is recognized on the basis of hours worked, plus other reimbursable contract costs incurred during the period. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenue is also derived from success fees, offered to clients as a pricing option, and recorded as revenue only upon attainment of the specified incentive criteria. Success fees are not billable and revenue is not recorded until the client wins a contract.

     Allowance for Doubtful Accounts. We must make estimates of potential future uncollectible accounts receivable related to current period revenue. Management exercises its best business judgment and reasonable assumptions and estimates in establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period dependent upon the best business judgment and reasonable estimates invoked by management in calculating these rent estimates. We specifically analyze accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $12.6 million, net of allowance for doubtful accounts of $387,000 as of December 31, 2003.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. We adopted Statement No. 149 in the first quarter of 2003, and its adoption did not have a material effect on our results of operations, financial position, or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. This pronouncement requires the consolidation of variable interest entities created after January 31, 2003. Consolidation provisions apply for periods ending after March 15, 2004 for variable interest entities, other than special purpose entities, created prior to February 1, 2003. We do not have any variable interest entities, including special purpose entities, that must be consolidated and therefore the adoption of the provision of FIN 46 will not have an impact on our financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted Statement No. 148 in the first quarter of 2003, and its adoption did not have a material effect on our results of operations, financial position, or cash flows.

ITEM 7a — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We currently have no instruments that are sensitive to market risk.

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Our Consolidated Financial Statements are annexed to this Report as pages F-4 through F-20. An index to such materials appears on page F-1.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the requisite time periods.

     While the Company’s disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

Changes in Internal Controls

     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the SEC in April 2004, pursuant to Regulation 14A.

ITEM 11 — EXECUTIVE COMPENSATION

     Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the SEC in April 2004, pursuant to Regulation 14A.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the SEC in April 2004, pursuant to Regulation 14A.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the SEC in April 2004, pursuant to Regulation 14A.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the SEC in April 2004, pursuant to Regulation 14A.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

(1)	Index to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002 and 2001	F-18

     All other financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
SM&A

     We have audited the accompanying consolidated balance sheets of SM&A as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SM&A at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Orange County, California
January 16, 2004

SM&A
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$17,712	$5,956
Accounts receivable, net of allowance of $387 and $439	12,178	9,961
Prepaid expenses and other current assets	310	425
Deferred income taxes	752	1,277

Total current assets	30,952	17,619
Fixed assets, net	723	578
Other assets	128	111

	$31,803	$18,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$683	$1,239
Accrued compensation and related benefits	3,637	2,832
Income taxes payable	1,440	2,989
Net liabilities of discontinued operations	1,359	2,453

Total current liabilities	7,119	9,513
Deferred income taxes	45	73
Other liabilities	206	334

Total liabilities	7,370	9,920
Commitments and contingencies
Shareholders’ equity:
Preferred stock: Authorized 10,000,000 shares. None issued and outstanding	—	—
Common stock, no par value: Authorized 50,000,000 shares. Issued and outstanding 20,336,167 and 19,700,692, respectively	52,215	49,438
Accumulated deficit	(27,782)	(41,050)

Total shareholders’ equity	24,433	8,388

	$31,803	$18,308

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,

	2003	2002	2001

Revenue	$75,593	$55,057	$46,407
Cost of revenue	41,533	32,059	27,047

Gross margin	34,060	22,998	19,360
Selling, general and administrative expenses	14,329	12,369	12,013

Operating income	19,731	10,629	7,347
Other income (expense):
Interest	73	(865)	(1,909)
Interest rate swap	—	6	(673)

Total	73	(859)	(2,582)

Income from continuing operations before income taxes	19,804	9,770	4,765
Income tax expense	6,536	3,252	1,916

Income from continuing operations	13,268	6,518	2,849
Discontinued operations:
Loss from operations of discontinued businesses, net of income taxes	—	—	(7,955)
Loss from disposal of discontinued businesses, net of income taxes	—	—	(13,942)

Loss from discontinued operations	—	—	(21,897)
Extraordinary loss from early extinguishment of debt, net of income taxes	—	(2,499)	—
Cumulative effect of adoption of FASB Statement No. 133, net of income taxes	—	—	(668)

Net income (loss)	$13,268	$4,019	$(19,716)

Net income (loss) per share — Basic
Continuing operations	$0.66	$0.33	$0.15
Discontinued operations	$—	$—	$(1.15)
Extraordinary loss from early extinguishment of debt	$—	$(0.13)	$—
Cumulative effect of adoption of FASB Statement No. 133	$—	$—	$(0.04)
Net income (loss)	$0.66	$0.21	$(1.04)

Net income (loss) per share — Diluted
Continuing operations	$0.62	$0.32	$0.15
Discontinued operations	$—	$—	$(1.14)
Extraordinary loss from early extinguishment of debt	$—	$(0.12)	$—
Cumulative effect of adoption of FASB Statement No. 133	$—	$—	$(0.04)
Net income (loss)	$0.62	$0.20	$(1.03)

Shares used in calculating net income (loss) per share:
Basic	19,991	19,535	19,045
Diluted	21,428	20,452	19,219

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock

			Retained
			Earnings	Total
	Shares		(Accumulated	Shareholders'
	Outstanding	Amount	Deficit)	Equity

Balances at December 31, 2000	18,667	48,263	(25,353)	22,910
Net loss	—	—	(19,716)	(19,716)
Shares issued upon exercise of options	47	71	—	71
Shares issued for employee stock purchase plan	564	420	—	420
Balances at December 31, 2001	19,278	48,754	(45,069)	3,685

Net income	—	—	4,019	4,019
Shares issued upon exercise of options	267	456	—	437
Income tax effect from exercise of stock options	—	19	—	19
Shares issued for employee stock purchase plan	156	228	—	228
Balances at December 31, 2002	19,701	$49,438	$(41,050)	$8,388

Net income	—	—	13,268	13,268
Shares issued upon exercise of options	535	1,696	—	1,696
Income tax effect from exercise of stock options	—	571	—	571
Shares issued for employee stock purchase plan	100	510	—	510

Balances at December 31, 2003	20,336	$52,215	$(27,782)	$24,433

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,268	$4,019	$(19,716)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	—	7,955
Loss from disposal of discontinued operations, net of tax	—	—	13,942
Cumulative effect of adoption of FASB 133, net of tax	—	—	668
Change in fair value of interest rate swap	—	(6)	673
Depreciation and amortization	274	260	240
(Gain) loss on disposal of fixed assets	(35)	—	440
Deferred income taxes	497	1,920	(2,665)
Amortization of debt issuance costs	—	4,165	575
Income tax effect from exercise of stock options	571	19	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,217)	(846)	(685)
Decrease in prepaid income taxes	—	1,860	1,924
Decrease in prepaid expense and other current assets	98	57	576
Increase (decrease) in accounts payable	(486)	(994)	1,072
Increase (decrease) accrued compensation and related benefits	805	(737)	(161)
(Decrease) increase in income taxes payable	(1,549)	(362)	3,351
(Decrease) other liabilities	(34)	(69)	(436)

Net cash provided by operating activities	11,192	9,286	7,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(548)	(470)	(96)
Decrease (Increase) in restricted cash	—	3,265	(3,265)

Net cash provided by (used in) investing activities	(548)	2,795	(3,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,206	665	491
Repayments under revolving line of credit facility	—	—	(14,734)
Repayment of subordinated notes	—	(25,000)	—
Payment of early payment penalty on subordinated notes	—	(1,250)	—
Payment on termination of interest rate swap agreement	—	(1,780)	—
Net cash provided by (used in) financing activities	2,206	(27,365)	(14,243)

Net increase (decrease) in cash from continued operations	12,850	(15,284)	(9,851)
Net cash provided by (used in) discontinued operations	(1,094)	(5,030)	34,573

Net increase (decrease) in cash	11,756	(20,314)	24,722
Cash at beginning of year	5,956	26,270	1,548

Cash at end of year	$17,712	$5,956	$26,270

SUPPLEMENTAL INFORMATION—CASH PAID FOR:
Interest	$21	$1,560	$1,806

Income taxes	$7,770	$135	$350

See accompanying notes to consolidated financial statements.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002, and 2001

As used herein, “SM&A,” “Company,” “its,” and similar terms include SM&A and subsidiaries, unless the context indicates otherwise.

Note 1. Description of Business and Summary of Significant Accounting Policies

     Description of Business. SM&A is a provider of business capture and high-value program support services. Our employees and consultants provide program management, systems engineering, and expert support to major industrial customers in the defense, homeland security, aerospace, information technology, and architect and engineering sectors. We also provide systems engineering, program planning and other high-value technical support services to such high priority national programs as the Joint Strike Fighter program and America’s missile defense efforts. The Company operates in one business segment, and conducts substantially all of its business in the United States.

     Principles of Consolidation. The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates made in preparing the financial statements include the allowance for doubtful accounts, reserves for discontinued operations, and income tax valuation allowances.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Revenue Recognition. The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The majority of the Company’s services are provided under “time and expenses” billing arrangements, and revenue is recognized on the basis of hours utilized, and other reimbursable contract costs incurred during the period. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenue is also derived from success fees offered to clients as a pricing option, and recorded as revenue only upon the attainment of the specified incentive criteria. Success fees are not billable and revenue is not recorded until the client wins a contract.

     Concentrations of Credit Risk and Major Customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The majority of the Company’s receivables are from large companies in the aerospace and defense industries. The Company controls credit risk through credit approvals and monitoring procedures and, generally, does not require collateral or other security to support financial instruments subject to credit risk. Management must make estimates regarding the collection of its accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company’s accounts receivable balance was $12.2 million and $10.0 million, net of allowance for doubtful accounts of $387,000 and $439,000 at December 31, 2003 and 2002, respectively. Credit losses have historically been within management’s expectation.

     Customers accounting for more than 10% of the Company’s revenue and accounts receivable are as follows:

	Revenue			Accounts Receivable at
	Year Ended December 31,			December 31, 2003

	2003	2002	2001

Lockheed Martin Corporation	36.0%	31.9%	29.7%	37.5%
The Boeing Company	26.1	22.5	15.9	18.9
Accenture LTD	15.0	11.7	10.5	26.1
Raytheon Company	8.5	12.3	27.6	3.8

Total	85.6	78.4	83.7	86.3

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies — (continued)

     Fair Value of Financial Instruments. The carrying value of cash, accounts receivable, payables, and accrued liabilities are measured at cost and approximate their respective fair values because of the short maturities of these instruments.

     Derivative Financial Instruments. Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized currently in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized currently in results of operations. Upon adoption of SFAS No. 133 as of January 1, 2001 the Company had one derivative instrument that did not qualify as a hedge and resulted in the cumulative effect of an accounting change of $668,000, net of tax benefit of $445,000, being recognized as expense in the statements of operations.

     Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows. Long-lived assets to be disposed of are carried at fair value less costs of sale.

     Fixed Assets. Fixed assets are stated at cost less accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years.

     Marketing and Advertising Expense. Marketing expenses consist of advertising, promotional and public relations expenditures. The Company expenses general media advertising costs as incurred. Advertising expense and other promotional costs are $337,000, $376,000 and $373,000 in 2003, 2002, and 2001, respectively. There are no prepaid advertising costs included in prepaid expenses and other current assets at December 31, 2003 and 2002.

     Stock-Based Compensation. The Company has elected to follow APB Opinion 25, “Accounting for Stock Issued to Employees,” to account for its stock options under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Had compensation costs for these plans been determined at the grant dates for awards under the alternative accounting method provided for in the SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment for FASB Statement No. 123,” net income and earnings per share, on a pro forma basis, would have been:

	Years Ended December 31,

	2003	2002	2001

Net income (loss) — as reported	$13,268	$4,019	$(19,716)
Proforma compensation expense, net of taxes	(649)	(1,049)	(2,587)

Net income (loss) — SFAS No. 123 pro forma	$12,619	$2,970	$(22,303)

Basic income (loss) per share — as reported	$0.66	$0.21	$(1.04)
Proforma compensation expense, net of taxes	(0.03)	(0.06)	(0.13)

Basic income (loss) per share — SFAS No. 123 pro forma	$0.63	$0.15	$(1.17)

Diluted income (loss) per share — as reported	$0.62	$0.20	$(1.03)
Proforma compensation expense, net of taxes	(0.03)	(0.05)	(0.13)

Diluted income (loss) per share — SFAS No. 123 pro forma	$0.59	$0.15	$(1.16)

     The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2003	2002	2001

Stock volatility	99.41%	102.78%	115.93%
Risk-free interest rate	2.99%	2.99%	4.10%
Option term in years	3.35	2.47	4.87
Stock dividend yield	N/A	N/A	N/A

     Income Taxes. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates. The Company provides a valuation allowance when it is more likely than not that some of the deferred tax assets will not be realized.

     Discontinued Operations. On November 19, 2001, the Company entered into an agreement to sell the stock of Emergent-East, a formerly reported business segment, to an unrelated third party. In addition, on August 2, 2000, the Company discontinued the operations of Emergent-Central, a formerly reported business segment. Accordingly, these segments are presented as discontinued operations for all periods presented in the accompanying consolidated financial statements (see Note 6). The Company’s continuing operations consist of a single business segment which assists clients with the procurement of government and commercial contracts and provides ongoing program support services after such contracts are awarded.

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

     The following table illustrates the number of shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	2003	2002	2001

Denominator for basic income (loss) per Common share-weighted average shares	19,991	19,535	19,045
Incremental common shares attributable to dilutive outstanding stock options	1,437	917	174

Denominator for diluted income (loss) per common share	21,428	20,452	19,219

     Anti-dilutive shares excluded from the foregoing reconciliation are 39,862, 918,680 and 1,350,117 for 2003, 2002, and 2001, respectively.

     Comprehensive Income. Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In addition to net income, comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income include foreign currency exchanges and unrealized gains and losses on investments classified as available for sale. The Company has no items of comprehensive income to report.

     Recent Accounting Pronouncements. In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company adopted Statement No. 149 in the first quarter of 2003, and its adoption did not have a material effect on our results of operations, financial position, or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. This pronouncement requires the consolidation of variable interest entities created after January 31, 2003. Consolidation provisions apply for periods ending after March 15, 2004 for variable interest entities, other than special purpose entities, created prior to February 1, 2003. We do not have any variable interest entities, including special purpose entities, that must be consolidated and therefore the adoption of the provision of FIN 46 will not have an impact on our financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted Statement No. 148 in the first quarter of 2003, and its adoption did not have a material effect on the results of operations, financial position, or cash flows.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies — (continued)

     Reclassifications. Certain items in the 2002 and 2001 financial statements have been reclassified to conform to the current period presentation.

Note 2. Fixed Assets

     A summary of fixed assets follows at December 31 (in thousands):

	2003	2002

Computer equipment	$899	$971
Furniture and equipment	119	598
Leasehold improvements	204	163

	1,222	1,732
Less accumulated depreciation and amortization	(499)	(1,154)

	$723	$578

     Depreciation expense was $274,000, $260,000, and $240,000 in 2003, 2002 and 2001, respectively, and is included in selling, general and administrative expenses.

Note 3. Related Party Transactions

     The Company is party to a contract with the Precept Group (“Precept”). One of the members of the Company’s Board of Directors serves as the President and CEO of Precept. During 2003, Precept was engaged to advise the Company on the development of a competency based human resource evaluation system. The contract value was determined through a review of prevailing market rates for such services. The Company paid the total contract value of $54,000 during the year ended December 31, 2003. During 2002, The Precept Group was engaged to advise the Company on its executive compensation and to perform a human resources assessment. The Company paid a total contract value of $22,000 during the year ended December 31, 2002.

     The Company entered into a contract in April 2002 with ProView, a subsidiary of the Precept Group. The Company has agreed to outsource its employee benefits administration to ProView. The contract value was determined through a review of prevailing market rates for such services. Under this contract, the Company paid $25,000 and $12,000 during the years ended December 31, 2003 and 2002, respectively.

     In June 2002, we entered into a right of offset and barter agreement with SummitJets, Inc. (SummitJets), which is owned by the Company’s Chairman and Chief Executive Officer. The agreement provides for the offset of the existing accounts receivable and accounts payable balances between the companies. After giving effect to the offset, SM&A was owed $114,000, which amounts SummitJets agreed to pay in the form of credits to use SummitJets aircraft. The $114,000 owed represents expenses incurred related to a former location sharing agreement for rent and related utilities. In June 2002, SummitJets moved into its own facilities and cancelled the existing location sharing agreement. During the year ended December 31, 2002, total credits used were $49,000. During the twelve months ended December 31, 2003, total credits used were $48,000 and are included in selling, general and administrative expenses. In March 2003, SummitJets paid the Company the remaining credits owed of $17,000 and the contract was terminated.

     One of the members of the Company’s Board of Directors assisted in brokering the Company’s excess real estate related to the sale of its discontinued operations. The Company paid the board member $0 and $44,300 during the years ended December 31, 2003 and 2002, respectively, for these services.

Note 4. Revolving Line of Credit and Interest Rate Swap

     In April 2003, the Company renewed its previous revolving credit agreement. The renewed agreement allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The new revolving credit agreement expires in April 2004. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement, and make capital expenditures in excess of $2.0 million without the prior written approval of the lender.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Revolving Line of Credit and Interest Rate Swap — (continued)

     On May 12, 2000, the Company entered into an interest rate swap agreement to manage its interest rate risk exposure related to the previous credit agreement. The agreement required that the Company pay a fixed rate of 7.5225% on $20 million and in turn receive a variable rate of interest based on the one-month LIBOR rate. During the years ended December 31, 2002 and 2001, the Company recognized a gain of $6,000 and a loss of $673,000, respectively, related to the change in the fair value of the interest rate swap. On July 5, 2002, the Company paid in full the then fair value of the interest rate swap and the interest rate swap agreement was terminated.

Note 5. Long-Term Debt

     The Company had no long-term debt outstanding at December 31, 2003 and 2002.

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

     The value of the common stock issued and related financing costs of $3.5 million were reflected as a discount on the Notes and amortized over the term of the Notes. Interest expense related to the amortization of the discount totaled $575,000 for the year ended December 31, 2001. On January 11, 2002, the Subordinated Debt Agreement was paid in full from the proceeds of the sale of Emergent-East. In connection with the repayment, the Company incurred a prepayment penalty of $1.25 million, and wrote-off the remaining original issue discount and debt issuance costs. This retirement of the Senior Subordinated Notes resulted in a loss of $2.5 million, net of tax, which is reflected as an extraordinary item in the statement of operations for the year ended December 31, 2002.

Note 6. Discontinued Operations

     On November 30, 2001, the Company completed the sale of its interest in the common stock of Emergent-East (also known as the Government Services Group or GSG), a provider of system engineering, scientific research, program management, and technical support services to an independent third party for $39.8 million in cash. Accordingly, the operating results of Emergent-East, including provisions for losses during the period from October 1, 2001 through the closing date, facility lease costs, and other costs incurred in connection with the sale, have been accrued. Expenses and operating losses from the measurement date of September 30, 2001 through November 30, 2001, the disposal date, amounted to $13.0 million, net of income taxes of $2.7 million. Included in the loss from disposal of discontinued operations in 2001 and 2000 is approximately $3.9 million and $1.7 million, respectively, of allocated interest expense. The Company allocated interest under the guidance of EITF 87-24, “Allocation of Interest to Discontinued Operations,” using net assets as the basis of the ratio.

     On August 2, 2000, the Company’s Board of Directors adopted a plan to discontinue the operations of Emergent-Central, a business segment formed in 1999. Accordingly, the operating results of Emergent Central, including provisions for estimated losses during the phase-out period, facility lease costs, and other shut down expenses incurred in connection with the disposal are accrued as of September 30, 2000. Expenses and operating losses from the measurement date, including the write-off of the segment’s assets, through the disposal closing date amounted to $34.1 million. During the year ended December 31, 2001, the Company re-evaluated its estimated costs to complete the shut down and recorded an additional accrual of $949,000, net of income taxes of $200,000.

	Beginning	Amounts	Amounts	Ending
	Balance	Added	Paid	Balance

2003
Discontinued Operations	$2,453	$—	$(1,094)	$1,359
2002
Discontinued Operations	$7,483	$—	$(5,030)	$2,453
2001
Discontinued Operations	$2,334	$10,313	$(5,164)	$7,483

     Liabilities of the discontinued businesses at December 31, 2003 consisted of reserves for lease termination costs.

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Discontinued Operations — (continued)

     Following is summary financial information for the Company’s discontinued operations (in thousands) for the year ended December 31, 2001:

2001

Revenue:
Emergent-Central	$—
Emergent-East	49,663

Total	$49,663

Income (loss) from operations of discontinued businesses:
Emergent-Central	$—
Emergent-East	(9,637)

Loss before income taxes	(9,637)
Income tax benefit	1,682

Loss from operations of discontinued businesses	$(7,955)

Loss on disposal of discontinued businesses:
Emergent-Central	$(1,149)
Emergent-East	(15,739)

Loss on disposal of discontinued businesses before income taxes	(16,888)
Income tax benefit	2,946

Loss from disposal of discontinued businesses	$(13,942)

Note 7. Income Taxes

     Significant components of income tax expense attributable to income from continuing operations before discontinued operations and extraordinary item consists of (in thousands):

	Current	Deferred	Total

Year ended December 31, 2003:
Federal	$4,379	$381	$4,760
State	1,661	115	1,776

	$6,040	$496	$6,536

Year ended December 31, 2002:
Federal	$1,047	$1,639	$2,686
State	285	281	566

	$1,332	$1,920	$3,252

Year ended December 31, 2001:
Federal	$2,650	$(1,002)	$1,648
State	439	(171)	268

	$3,089	$(1,173)	$1,916

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes — (continued)

     The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate before discontinued operations and extraordinary item:

	2003	2002	2001

Income taxes at statutory federal rates	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	5.8	5.8	6.0
Reduction in liability based on conclusion of an IRS examination	(7.8)	—	—
Utilization of net operating losses as a result of change in tax law	—	(6.6)	—
Other	—	(0.9)	(0.8)

	33.0%	33.3%	40.2%

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	2003	2002

Deferred tax assets:
Accrued expenses	$134	$225
Allowance for doubtful accounts	170	174
Capital loss carryover	1,543	1,543
Discontinued operations accrual	596	971

Total deferred tax assets before valuation allowance	2,443	2,913

Valuation allowance	(1,543)	(1,543)

Total deferred tax assets	900	1,370
Deferred tax liabilities:
Prepaid expenses	(94)	(94)
Depreciation	(45)	—
Other	(54)	(72)

Total deferred tax liabilities	(193)	(166)

Net deferred tax assets	$707	$1,204

     In assessing the viability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

     During 2003, the Internal Revenue Service completed their examination related to the years 1998 through 2001. Based on the favorable conclusion of their examination, the Company recorded a reduction in its tax contingency reserve of $1.5 million.

     During 2002, the “Job Creation and Worker Assistance Act of 2002,” enacted in February 2002, allowed the Company to benefit from net operating losses previously unavailable. In October 2002, the Company entered negotiations to, among other things, amend selected sections of the Stock Purchase and Sale Agreement with L-3 Communications Corporation. The amendment allowed the Company to realize an immediate additional net tax benefit of $627,000.

     At December 31, 2003, the Company had a capital loss carryover of approximately $3.5 million that expires in 2006. The Company has recorded a full valuation allowance against this deferred tax asset since the Company does not anticipate that it will have sufficient capital gains to utilize the carryover before it expires.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Stock-Based Compensation and Employee Benefit Plans

     Stock Option Plan. In 1997, the Company adopted the 1997 Stock Option Plan, later amended and restated (the “Option Plan”), under which incentive and non-statutory stock options to acquire shares of our common stock may be granted to officers, employees, and consultants. The Option Plan is administered by the Board of Directors and permits the issuance of up to 4,000,000 shares of the Company’s common stock. Incentive stock options must be issued at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options granted under the Option Plan vest over various terms up to ten years and are exercisable over a period of time, not to exceed ten years, and are subject to other terms and conditions specified in each individual employee option agreement. A summary of employee stock options follows:

			Weighted Average
	Number of	Weighted Average	Fair Value of	Options
	Shares	Exercise Price	Options Granted	Exercisable

Outstanding as of December 31, 2000	2,772,441	$6.13		701,341
Granted	1,404,100	1.22	$1.01
Exercised	(46,875)	1.53
Canceled	(1,041,437)	4.87

Outstanding as of December 31, 2001	3,088,229	$4.40		1,278,537
Granted	583,000	3.06	$1.83
Exercised	(316,425)	1.39
Canceled	(595,584)	5.57

Outstanding as of December 31, 2002	2,759,220	$4.20		1,328,552
Granted	277,250	7.09	$4.64
Exercised	(534,814)	3.17
Canceled	(610,514)	9.84

Outstanding as of December 31, 2003	1,891,142	$3.10		847,628

     The following table summarizes information concerning stock options outstanding at December 31, 2003:

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.0000 - 2.8625	1,036,817	6.5	$1.5095	558,704	$1.5354
$2.8626 - 5.7250	657,750	7.4	3.6430	227,424	4.1242
$5.7251 - 8.5875	57,975	0.6	7.6636	57,375	7.6693
$8.5876 - 11.4500	74,600	9.7	9.4300	—	—
$11.4501 - 14.3125	64,000	9.6	11.6595	4,125	11.7955

	1,891,142	6.9	$3.0961	847,628	$2.6951

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Stock-Based Compensation and Employee Benefit Plans-(continued)

     Employee Stock Purchase Plan. In 1999, the Company adopted an Employee Stock Purchase Plan, later amended and restated (the “ESPP”). Under the ESPP, shares of the Company’s common stock may be purchased at three-month intervals at 85% of the lower of the fair market value on the first or the last day of each three-month period. Employees may elect to have a maximum of 15% of their gross bi-weekly compensation withheld during any offering period. As of December 31, 2003, 1,070,586 shares have been distributed to participants. The total authorized shares currently allocated to the ESPP reserve are 1,300,000.

     Defined Contribution Plans. The SM&A 401(k) Plan and Trust (the “Plan”) is a defined contribution plan. The Plan includes a tax-deferred 401(k) provision and applies to all employees. Contributions are made to the Plan by employees and the Company. The Plan permits employee contributions up to 20% of eligible compensation with Company matching, supplemental contributions for certain classes of employees based on performance criteria, and profit sharing under certain conditions. The Company’s matching contribution was $121,000, $35,000 and $22,000 for the years ended December 31, 2003, 2002, and 2001.

     Shares Reserved for Future Issuance. At December 31, 2003, the Company had reserved 3,096,886 shares for future issuance under the stock option plan and 229,414 shares under the employee stock purchase plan.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Commitments and Contingencies

     Leases. The Company currently leases office facilities and property and equipment under non-cancelable operating leases. Rental expense under operating lease agreements relating to our continuing operations for 2003, 2002, and 2001 was $685,000, $487,000, and $689,000, respectively. Future minimum lease payments are as follows for the years ending December 31 (in thousands):

		Discontinued
	Continuing	Operations, net
	Operations	of subleases

2004	$648,000	$474,000
2005	633,000	373,000
2006	656,000	339,000
2007	324,000	109,000
2008	50,000	—
Thereafter	—	—

Total	$2,311,000	$1,295,000

     Contingencies. From time to time, the Company may be involved in legal proceedings and claims that arise in the ordinary course of business. The Company is currently unaware of any legal proceedings or claims against it that management believes will have, individually or in the aggregate, a materially adverse effect on its business, financial condition, or operating results.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Quarterly Financial Data (Unaudited)

     The following summarized unaudited quarterly financial data has been prepared using the Company’s consolidated financial statements (in thousands, except per share data):

	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter	Total

Revenue	18,745	18,782	18,704	19,362	75,593
Gross margin	8,033	8,313	8,569	9,145	34,060
Net income	3,778	2,890	2,872	3,728	13,268
Net income per share — Basic	0.19	0.15	0.14	0.18	0.66
Net income per share — Diluted	0.19	0.14	0.13	0.17	0.62
Shares used in calculating net income per share
Basic	19,728	19,876	20,113	20,241	19,991
Diluted	20,153	21,360	21,610	21,729	21,428

	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter	Total

Revenue	12,552	13,654	14,315	14,536	55,057
Gross margin	5,184	5,450	5,954	6,410	22,998
Income from continuing operations	1,234	1,343	1,611	2,330	6,518
Extraordinary loss from early extinguishment of debt, net of taxes	(2,499)	—	—	—	(2,499)
Net income (loss)	(1,265)	1,343	1,611	2,330	4,109
Net income (loss) per share — Basic
Continuing operations	0.06	0.07	0.08	0.12	0.33
Extraordinary loss	(0.13)	—	—	—	(0.13)
Net income (loss)	(0.07)	0.07	0.08	0.12	0.21
Net income (loss) per share — Diluted
Continuing operations	0.06	0.07	0.08	0.11	0.32
Extraordinary loss	(0.12)	—	—	—	(0.12)
Net income (loss)	(0.06)	0.07	0.08	0.11	0.20
Shares used in calculating net income (loss) per share
Basic	19,347	19,497	19,602	19,690	19,535
Diluted	20,257	20,563	20,510	20,476	20,452

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions

	Balance				Balance
	at the	Charge			at the
	Beginning	to	Recoveries		End
	of the	Bad Debts	and	Deductions/	of the
	Period	Expense	Other	Write-Offs	Period

2003
Allowance for Doubtful Accounts	$439	$(27)	$—	$(25)	$387
2002
Allowance for Doubtful Accounts	$535	$51	$—	$(147)	$439
2001
Allowance for Doubtful Accounts	$30	$521	$—	$(16)	$535

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A

By:	/s/ Steven S. Myers

Steven S. Myers Chairman and Chief Executive Officer Dated: February 5, 2004

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

Name	Title	Date

/s/ Steven S. Myers Steven S. Myers	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 5, 2004

/s/ Cathy L. Wood Cathy L. Wood	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 5, 2004

/s/ J. Christopher Lewis J. Christopher Lewis	Director	February 5, 2004

/s/ Luther J. Nussbaum Luther J. Nussbaum	Director	February 5, 2004

/s/ Albert S. Nagy Albert S. Nagy	Director	February 5, 2004

/s/ Wade R. Olson Wade R. Olson	Director	February 5, 2004

/s/ Robert J. Untracht Robert J. Untracht	Director	February 5, 2004

/s/ John R. Woodhull John R. Woodhull	Director	February 5, 2004

INDEX TO EXHIBITS

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Amended and Restated Employee Stock Purchase Plan. (6)

10.3	Office Facility Lease. (7)

10.4	Employment Agreement of Steven S. Myers. (8)

10.5	Amendment No. 1 to Employment Agreement of Steven S. Myers. (9)

10.6	Amendment No. 2 to Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 3 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 4 to Employment Agreement of Steven S. Myers. (12)

10.9	Employment Agreement of Cathy L. Wood. (13)

10.10	Amendment No. 1 to Employment Agreement of Cathy L. Wood. (14)

10.11	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (15)

10.12	Amendment No. 3 to Employment Agreement of Cathy L. Wood. (16)

10.13	Employment Agreement of Bennett C. Beaudry. (17)

10.14	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (18)

10.15	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (19)

10.16	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (20)

Exhibits — continued

10.17	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (21)

10.18	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (22)

10.19	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (23)

21.1	Subsidiaries of the Registrant. (24)

23.1	Consent of Independent Auditors. (25)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (27)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (28)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (29)

Footnote #

(1)	Filed on November 27, 2001as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(7)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(8)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(9)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(11)	Filed on March 11, 2003 as Exhibit10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(12)	Filed herewith.

(13)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(16)	Filed herewith.

(17)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(18)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(19)	Filed herewith.

(20)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(21)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(22)	Filed herewith.

(23)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(24)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(25)	Filed herewith.

(26)	Filed herewith.

(27)	Filed herewith.

(28)	Filed herewith.

(29)	Filed herewith.

(b) Reports on Form 8-K:

Form 8-K dated October 23, 2003, filed on October 23, 2003, to report the issuance of a press release announcing third quarter 2003 earnings.