Form 10-Q
period 2004-03-31
SM&A
filed 2004-04-16
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 13, 2004

Common stock, no par value	20,504,541 shares

SM&A

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A ( the Company) management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “ Risk Factors” under Item 2, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 10-14. Because of these and other factors that may effect SM&A’s operating results, past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

SM&A

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31	December 31
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,150	$17,712
Accounts receivable, net	14,159	12,178
Prepaid expenses and other current assets	333	310
Deferred income taxes	752	752

Total current assets	35,394	30,952
Fixed assets, net	741	723
Other assets	142	128

	$36,277	$31,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$711	$683
Accrued compensation and related benefits	2,773	3,637
Income taxes payable	3,344	1,440
Net liabilities of discontinued operations	1,163	1,359

Total current liabilities	7,991	7,119
Deferred income taxes	45	45
Other liabilities	200	206

Total liabilities	8,236	7,370
Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—
Common stock	52,883	52,215
Accumulated deficit	(24,842)	(27,782)

Total shareholders’ equity	28,041	24,433

	$36,277	$31,803

See accompanying notes to consolidated financial statements

SM&A

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Revenue	$18,487	$18,745
Cost of revenue	10,144	10,712

Gross margin	8,343	8,033
Selling, general and administrative expenses	3,390	3,323

Operating income	4,953	4,710
Interest income, net	30	1

Income before income taxes	4,983	4,711
Income tax expense	2,043	933

Net income	$2,940	$3,778

Net income per share:
Basic	$0.14	$0.19
Diluted	$0.14	$0.19
Shares used in calculating net income per share:
Basic	20,409	19,728
Diluted	21,740	20,153

See accompanying notes to consolidated financial statements

SM&A

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,940	$3,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80	68
Changes in operating assets and liabilities:
Accounts receivable	(1,981)	(4,299)
Prepaid expense and other assets	(37)	(275)
Accounts payable	28	553
Accrued compensation and related benefits	(864)	152
Income taxes payable	1,904	977
Other liabilities	(6)	(21)

Net cash provided by operating activities	2,064	933

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(98)	(41)

Net cash used in investing activities	(98)	(41)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	668	80

Net cash provided by financing activities	668	80

Net increase in cash from continued operations	2,634	972
Net cash used in discontinued operations	(196)	(334)

Net increase in cash	2,438	638
Cash at beginning of period	17,712	5,956

Cash at end of period	$20,150	$6,594

See accompanying notes to consolidated financial statements

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2004 and 2003
(unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

     The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at March 31, 2004, the consolidated results of our operations for the three months ended March 31, 2004 and 2003, and our cash flows for the three months ended March 31, 2004 and 2003. Comprehensive income is equivalent to net income for the three month period ended March 31, 2004 and 2003, respectively.

     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

     The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 6, 2004.

Recent Accounting Pronouncements

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

     In response to a number of comment letters and implementation questions, in December 2003 the FASB issued FIN No. 46(R), which delayed the effective date of FIN No. 46 for certain entities until March 31, 2004. We do not have any variable interest entities, including special purpose entities, that must be consolidated and therefore the adoption of the provision of FIN 46(R) did not have an impact on our financial position or results of operations.

Significant Accounting Policies

     Revenue Recognition. We recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collection is reasonably assured. The majority of our services are provided under “time and expenses” billing arrangements and revenue is recognized on the basis of hours worked, plus other reimbursable contract costs incurred during the period. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenue is also derived from success fees, offered to clients as a pricing option, and recorded as revenue only upon attainment of the specified incentive criteria. Success fees are not billable and revenue is not recorded until the client wins a contract.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Note 2. Net Income Per Share

     The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Denominator for basic income per common share weighted average shares outstanding during the period	20,409	19,728
Incremental common shares attributable to dilutive outstanding stock options	1,331	426

Denominator for diluted income per common share	21,740	20,153

Note 3. Stock-Based Compensation

     The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for options to purchase common stock of the Company issued pursuant to the Company’s stock-based compensation plans. Under APB Opinion No. 25, no compensation cost is recognized because the exercise price of options granted under the Company’s stock-based compensation plans is at least equal to at least the market price of the underlying stock on the date of grant. Had compensation costs for these plans been determined at the grant dates for awards under the alternative accounting method provided for in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment to FASB Statement No. 123,” net income and earnings per share, on a pro forma basis, would have been (in thousands except for per share information):

	Three Months
	Ended March 31,
	2004	2003
Net income — as reported	$2,940	$3,778
Proforma compensation expense, net of taxes	(257)	(230)

Net income — SFAS No. 123 pro forma	$2,683	$3,548

Basic income per share — as reported	$0.14	$0.19
Proforma compensation expense, net of taxes	(0.01)	(0.01)

Basic income per share — SFAS No. 123 pro forma	$0.13	$0.18

Diluted income per share — as reported	$0.14	$0.19
Proforma compensation expense, net of taxes	(0.02)	(0.01)

Diluted income per share — SFAS No. 123 pro forma	$0.12	$0.18

Note 4. Revolving Line of Credit

     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement requires an annual renewal on April 30th. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender.

Note 5. Income Taxes

     Our effective income tax rate for the three months ended March 31, 2004 and 2003 was 41.0% and 19.8%, respectively. In March 2003, the Internal Revenue Service completed their examination of our income and payroll taxes for the calendar years 1998 through 2001. Based on the conclusion of the examination, we adjusted our tax accounts leading to an income tax adjustment of $0.05 per diluted share in the first quarter of 2003. Without the tax adjustment, the Company’s effective income tax rate was 41.0%.

Note 6. Related Parties

     The Company entered into a contract in April 2002 with ProView, a subsidiary of the Precept Group, for which one of the members of the Company’s Board of Directors serves as the President and Chief Executive Officer. The Company has agreed to outsource its employee benefits administration to ProView. The contract value was determined through a review of prevailing market rates for such services. Under this contract, the Company paid $7,200 and $6,100 during the three months ended March 31, 2004 and 2003, respectively.

     In June 2002, we entered into a right of offset and barter agreement with SummitJets, Inc. (SummitJets), which is owned by the Company’s Chairman and Chief Executive Officer. The agreement provided for the offset of the existing accounts receivable and accounts payable balances between the companies. After giving effect to the offset, SM&A was owed $114,000, which amounts SummitJets agreed to pay in the form of credits to use SummitJets aircraft. The $114,000 owed represents expenses incurred related to a former location sharing agreement for rent and related utilities. In June 2002, SummitJets moved into its own facilities and cancelled the existing location sharing agreement. During the three months ended March 31, 2003, total credits used were $48,000 that is included in Selling, General and Administrative Expenses and SummitJets paid the Company the remaining unused credits owed of $17,000 and the contract was terminated.

Note 7. Discontinued Operations

     In 2002 and 2001, the Company sold and dissolved one of its business segments, respectively. The balance owed at March 31, 2004 of $1.2 million represents the remaining office lease commitments, net of subleases and estimated broker fees, over the remaining terms of the leases. During the three months ended March 31, 2004, the Company paid $196,000 net of sublease receipts, related to the leased property. The Company continues the process of identifying sub-lessees for our remaining leased property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     SM&A is one of the world’s leading providers of competition management services (formerly known as proposal management services), and a leading provider of high-value performance assurance services (formerly known as program support services). Our more than 315 employees and consultants provide program management, systems engineering, and expert support to major industrial customers in the defense, homeland security, aerospace, information technology, and architect and engineering sectors. Since 1982, we have managed more than 820 proposals worth more than $270 billion for our clients and have achieved an 85% win rate on awarded contracts. We also provide systems engineering, program planning and other high-value technical support services to such high priority national programs as the Joint Strike Fighter program and America’s missile defense efforts.

RESULTS OF OPERATIONS

     The following table sets forth certain historical operating results (in thousands):

	For the three months ended March 31,
				Change
	2004	2003	Change $	%
Revenue	$18,487	$18,745	(258)	(1.4%)
Cost of revenue	10,144	10,712	(568)	5.3%

Gross margin	8,343	8,033	310	3.9%
Selling, general and administrative expenses	3,390	3,323	67	2.0%

Operating income	4,953	4,710	243	5.2%
Income tax expense	2,043	933	1,110	119.0%
Net income	$2,940	$3,778	(838)	(22.2%)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Revenue. Revenue decreased $258,000, or 1.4% to $18.5 million for the three months ended March 31, 2004 compared to $18.7 million for the same period of the prior year. Revenues from our top five customers decreased 10.1% to $14.4 million compared to $16.0 million for the same period of the prior year. We added ten new customers, which generated $1.2 million in revenue or 6.6% of total revenues.

     The percentage of revenues from competition management services and performance assurance services was 62.2% and 37.8% for the three months ended March 31, 2004, respectively, compared to 44.9% and 55.1% for the same period of the prior year. This decrease in revenue and the change in revenue to competition management services from performance assurance services is due to the unusual number of proposals that were delayed or extended in 2003. These delays and extensions, while generating more competition management services revenues, led to delays in our ability to initiate work on performance assurance services in the second half of 2003 and into 2004. Due in part to these delays, we believe, based on our view of upcoming opportunities and our strong pipeline activity, that our revenues from performance assurance service will increase in the later half of this year.

     The increase in growth from new customers is directly related to our hiring of more account executives, which has enabled us to focus on developing new markets outside of our traditional aerospace and defense concentration. We believe that this growth validates our strategy and conviction that our services are portable across multiple vertical markets.

     Gross Margin. Gross margin increased $310,000, or 3.9%, to $8.3 million for the three month ended March 31, 2004 compared to $8.0 million for the same period of the prior year. As a percentage of revenue, gross margin increased to 45.1% for the three months ended March 31, 2004 compared to 42.9% for the same period of the prior year. The increase in gross margin and as a percentage of revenue is due to two factors. First, our competition management services revenue carries a slightly higher gross margin than our performance assurance services. As discussed above, the percentage of revenues from competition management services and performance assurance services was 62.2% and 37.8% for the three months ended March 31, 2004, respectively, compared to 44.9% and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (cont’d)

55.1% for the same period of the prior year. Second, we moderately increased our billing rates in June 2003, which affected new contracts entered into after June 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses increased $67,000, or 2.0%, to $3.4 million for the three months ended March 31, 2004, as compared to $3.3 million for the same period of the prior year. As a percentage of revenue, selling, general and administrative expenses increased to 18.3% for the three months ended March 31, 2004, as compared to 17.7% for the same period of the prior year. The increase in expenses is attributable to the increase in the number of account executives and staff to support and service our new and existing client base. Selling, general and administrative expenses were favorably impacted by our plan to hold periodic regional training events instead of holding a once-a-year company-wide offsite event. This change generated expense savings of $215,000 for the three months ended March 31, 2004 compared to the same period of the prior year.

     Operating Income. Operating income increased $243,000, or 5.2% to $5.0 million for the three months ended March 31, 2004, compared to $4.7 million for the same period of the prior year. As a percentage of revenue, operating income increased to 26.8% for the three months ended March 31, 2004, as compared to 25.1% for the same period of the prior year. Operating income increased due to the increased gross margin offset by a nominal decrease in revenue and a nominal increase in selling, general and administrative expenses, as discussed above.

     Income Tax Expense. Our effective income tax rate for the three months ended March 31, 2004 was 41.0% compared to 19.8% for the same period of the prior year. In March 2003, the Internal Revenue Service completed their examination of our income and payroll taxes for the calendar years 1998 through 2001. Based on the conclusion of the examination, we adjusted our tax accounts leading to an income tax adjustment of $0.05 per diluted share in the first quarter of 2003. Without the tax adjustment, the Company’s effective income tax rate would have been 41.0% and we would have earned $0.14 per diluted share in the first quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations– (cont’d)

Capital resources and liquidity

     Our working capital increased to $27.4 million at March 31, 2004 from $23.8 million at December 31, 2003. In addition, our cash and cash equivalents increased to $20.2 million at March 31, 2004, from $17.7 million at December 31, 2003. Cash flow from operations provided $2.1 million during the three months ended March 31, 2004, compared to $933,000 for the same period during the prior year. Cash flow from financing activities provided $668,000 from the receipt of cash related to our employee stock purchase plan and stock option exercises, for the three months ended March 31, 2004, as compared to $80,000 for the same period prior year.

     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement requires an annual renewal on April 30th. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At March 31, 2004, we had no outstanding borrowings under the line of credit with $10.0 million in availability. We believe we will be able to extend or replace the line of credit when it expires.

     We believe we have sufficient working capital available under the line of credit that expires on April 30, 2004, which we plan to renew, and cash generated by continuing operations will be sufficient to fund operations for at least the next twelve months.

     The following table illustrates the remaining contractual obligations outstanding as of March 31, 2004:

Contractual Obligations Payments Due By Period as of March 31, 2004
(In thousands)

Contractual		1 Year	1-3	3-5	After 5
Obligations	Total	or Less	Years	Years	Years
Operating leases	$2,134	$626	$1,300	$208	$—
Operating leases related to discontinued operations, net of subleases	1,058	305	712	41	—

Total	$3,192	$931	$2,012	$249	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations– (cont’d)

RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, the following factors should be considered carefully in evaluating our business and prospects.

Our business depends substantially on the defense industry.

     Our competition management and performance assurance services business depends substantially on U.S. Government expenditures for defense products. Any decline in the future defense, information technology or homeland security procurement expenditures could effect the opportunities available to our clients and, indirectly, our business. A number of factors could contribute to such a decline in opportunities, including:

•	Loss of political support for current or increased levels of spending;

•	Changes of presidential administration, particularly changes from one political party to another, that typically result in a mass reordering of priorities that reduce new proposal activity for up to a year;

•	Threat scenarios evolving away from global conflicts to regional conflicts; and

•	Spending for ongoing operations, such as the war on terrorism, the occupation of Iraq, downward pressure on spending for procurement of new systems and research and development spending.

•	Cancellation of programs or emphasis on government shifting programs.

     In the event expenditures for products of the type manufactured by our clients are reduced and not offset by other new programs or products, there will be a reduction in the volume of contracts or subcontracts to be bid upon by our clients and, as a result, a reduction in the volume of proposals we managed. Unless offset, such reductions could materially and adversely affect our business, operating results and financial condition.

We rely on a relatively limited number of clients.

     We derive a significant portion of revenue from a relatively limited number of clients. In 2003, our seven largest customers accounted for 91.8% of our revenue. Clients typically retain our services as needed on an engagement basis rather than pursuant to long-term contracts, and a client may terminate the engagement at any time without significant penalty. Moreover, there can be no assurance that existing clients will continue to engage us for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect our business, financial condition and results of operations. In addition, the level of services required by an individual client may diminish over the life of the relationship, and there can be no assurance we will be successful in establishing relationships with new clients as this occurs.

The markets in which we operate are highly competitive.

     The market for competition management services in the procurement of government and commercial contracts for aerospace and defense work is a niche market with a number of competitors. We are the largest provider of such services and principally compete with the in-house resources of our clients. In addition, numerous smaller competition management companies compete in this highly specialized industry. With sufficient resources in the form of money and excellent talent with current security clearances, our competitors could erode our current market share, and such a reduction could materially and adversely affect our business, operating results and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations– (cont’d)

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

     Our business involves the delivery of professional services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled professionals. The loss of some or a significant number of our professionals and/or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on us, including our ability to obtain and successfully complete important engagements and maintain or increase our revenue.

Quarterly results may fluctuate.

     We may experience fluctuations in future quarterly operating results due to a number of factors, including the size, timing and duration of client engagements.

Our stock price is subject to significant volatility.

     Our common stock was first publicly traded on January 29, 1998, after our initial public offering at $12.00 per share. Between January 29, 1998 and March 31, 2004, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	Quarterly fluctuations in results of operations;

•	Adverse circumstances affecting the introduction or market acceptance of new services we offer;

•	Announcements of new services by competitors;

•	Loss of key employees;

•	Changes in the regulatory environment or market conditions affecting the defense and aerospace industry;

•	Changes in earnings estimates and ratings by analysts;

•	Lack of market liquidity resulting from a relatively small amount of public stock float;

•	Changes in generally accepted accounting principles;

•	Sales of common stock by existing holders; and

•	The announcement of proposed acquisitions and dispositions.

Principal shareholder has significant control.

     At March 31, 2004, Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 24.29% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This ownership concentration may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions. Our board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company currently has no instruments that are sensitive to market risk.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the requisite time periods.

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

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     The Company entered into a contract in April 2002 with ProView, a subsidiary of the Precept Group, for which one of the members of the Company’s Board of Directors serves as the President and Chief Executive Officer. The Company has agreed to outsource its employee benefits administration to ProView. The contract value was determined through a review of prevailing market rates for such services. Under this contract, the Company paid $7,200 and $6,100 during the three months ended March 31, 2004 and 2003, respectively.

     In June 2002, we entered into a right of offset and barter agreement with SummitJets, Inc. (SummitJets), which is owned by the Company’s Chairman and Chief Executive Officer. The agreement provided for the offset of the existing accounts receivable and accounts payable balances between the companies. After giving effect to the offset, SM&A was owed $114,000, which amounts SummitJets agreed to pay in the form of credits to use SummitJets aircraft. The $114,000 owed represents expenses incurred related to a former location sharing agreement for rent and related utilities. In June 2002, SummitJets moved into its own facilities and cancelled the existing location sharing agreement. During the three months ended March 31, 2003, total credits used were $48,000 that is included in Selling, General and Administrative Expenses and SummitJets paid the Company the remaining unused credits owed of $17,000 and the contract was terminated.

Item 6. Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Amended and Restated Employee Stock Purchase Plan. (6)

10.3	Office Facility Lease. (7)

10.4	Employment Agreement of Steven S. Myers. (8)

10.5	Amendment No. 1 to Employment Agreement of Steven S. Myers. (9)

10.6	Amendment No. 2 to Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 3 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 4 to Employment Agreement of Steven S. Myers. (12)

10.9	Employment Agreement of Cathy L. Wood. (13)

10.10	Amendment No. 1 to Employment Agreement of Cathy L. Wood. (14)

10.11	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (15)

10.12	Amendment No. 3 to Employment Agreement of Cathy L. Wood. (16)

10.13	Employment Agreement of Bennett C. Beaudry. (17)

10.14	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (18)

10.15	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (19)

10.16	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (20)

10.17	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (21)

10.18	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (22)

Item 6. Exhibits and Reports on Form 8-K – (cont’d)

10.19	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (23)

21.1	Subsidiaries of the Registrant. (24)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (25)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (27)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (28)

Footnote #
(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(7)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(8)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(9)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(11)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(12)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(13)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(16)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(17)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(18)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(19)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(20)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(21)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(22)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(23)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(24)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(25)	Filed herewith.

(26)	Filed herewith.

(27)	Filed herewith.

(28)	Filed herewith.

Item 6. Exhibits and Reports on Form 8-K – (cont’d)

(a)	Reports on Form 8-K: Form 8-K dated and filed on January 28, 2004, to report the issuance of a press release announcing financial results for the fiscal quarter ended December 31, 2003.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A

	By:	/s/ CATHY L. WOOD

Dated: April 16, 2004		Cathy L. Wood
Executive Vice President, Chief Financial Officer and Secretary

	By:	/s/ STEVEN S. MYERS Steven S. Myers Chairman and Chief Executive Officer

INDEX TO EXHIBITS

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Amended and Restated Employee Stock Purchase Plan. (6)

10.3	Office Facility Lease. (7)

10.4	Employment Agreement of Steven S. Myers. (8)

10.5	Amendment No. 1 to Employment Agreement of Steven S. Myers. (9)

10.6	Amendment No. 2 to Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 3 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 4 to Employment Agreement of Steven S. Myers. (12)

10.9	Employment Agreement of Cathy L. Wood. (13)

10.10	Amendment No. 1 to Employment Agreement of Cathy L. Wood. (14)

10.11	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (15)

10.12	Amendment No. 3 to Employment Agreement of Cathy L. Wood. (16)

10.13	Employment Agreement of Bennett C. Beaudry. (17)

10.14	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (18)

10.15	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (19)

10.16	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (20)

10.17	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (21)

10.18	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (22)

10.19	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (23)

21.1	Subsidiaries of the Registrant. (24)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (25)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (26)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (27)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (28)

Footnote #
(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(7)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(8)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(9)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(11)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(12)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(13)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(16)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(17)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(18)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(19)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(20)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(21)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(22)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(23)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(24)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(25)	Filed herewith.

(26)	Filed herewith.

(27)	Filed herewith.

(28)	Filed herewith.