Form 10-Q
period 2004-06-30
SM&A
filed 2004-07-21
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes ☒     No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2004

Common stock, no par value	20,560,376 shares

SM&A

INDEX

PART I. FINANCIAL INFORMATION

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A ( the Company) management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “ Risk Factors” under Item 2, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 10-16. Because of these and other factors that may affect SM&A’s operating results, past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

SM&A

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30	December 31
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,430	$17,712
Accounts receivable, net	13,906	12,178
Prepaid expenses and other current assets	257	310
Deferred income taxes	752	752

Total current assets	36,345	30,952
Fixed assets, net	740	723
Other assets	147	128

	$37,232	$31,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$511	$683
Accrued compensation and related benefits	3,810	3,637
Income taxes payable	1,089	1,440
Net liabilities of discontinued operations	1,023	1,359

Total current liabilities	6,433	7,119
Deferred income taxes	45	45
Other liabilities	195	206

Total liabilities	6,673	7,370
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock	—	—
Common stock	53,118	52,215
Accumulated deficit	(22,559)	(27,782)

Total shareholders’ equity	30,559	24,433

	$37,232	$31,803

See accompanying notes to consolidated financial statements

SM&A

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$16,159	$18,782	$34,646	$37,527
Cost of revenue	8,670	10,469	18,814	21,181

Gross margin	7,489	8,313	15,832	16,346
Selling, general and administrative expenses	4,188	3,422	7,578	6,746

Operating income	3,301	4,891	8,254	9,600
Interest income, net	48	9	78	10

Income before income taxes	3,349	4,900	8,332	9,610
Income tax expense	1,066	2,010	3,109	2,942

Net income	$2,283	$2,890	$5,223	$6,668

Net income per share:
Basic	$0.11	$0.15	$0.26	$0.34
Diluted	$0.11	$0.14	$0.24	$0.32
Shares used in calculating net income per share:
Basic	20,541	19,876	20,470	19,802
Diluted	21,661	21,360	21,701	21,110

See accompanying notes to consolidated financial statements.

SM&A

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,223	$6,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	169	142
Gain on disposal of fixed assets	—	(31)
Deferred income taxes	—	147
Income tax effect from exercise of stock options	73	—
Changes in operating assets and liabilities:
Accounts receivable	(1,728)	(2,984)
Prepaid expense and other assets	34	(59)
Accounts payable	(172)	296
Accrued compensation and related benefits	173	728
Income taxes payable	(351)	(678)
Other liabilities	(11)	(23)

Net cash provided by operating activities	3,410	4,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(186)	(129)

Net cash used in investing activities	(186)	(129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(274)	—
Proceeds from issuance of common stock	1,104	1,275

Net cash provided by financing activities	830	1,275

Net increase in cash from continued operations	4,054	5,352
Net cash used in discontinued operations	(336)	(593)

Net increase in cash	3,718	4,759
Cash at beginning of period	17,712	5,956

Cash at end of period	$21,430	$10,715

See accompanying notes to consolidated financial statements

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2004 and 2003
(unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

     The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at June 30, 2004, the consolidated results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. Comprehensive income is equivalent to net income for the three and six month periods ended June 30, 2004 and 2003, respectively.

     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Note 2. Net Income Per Share

     The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Denominator for basic income per share: weighted
average shares outstanding during the period	20,541	19,876	20,470	19,802
Incremental shares attributable to dilutive outstanding stock options	1,120	1,484	1,231	1,308

Denominator for diluted income per share:	21,661	21,360	21,701	21,110

Note 3. Stock-Based Compensation

     The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for options to purchase common stock of the Company issued pursuant to the Company’s stock-based compensation plans. Under APB Opinion No. 25, no compensation cost is recognized because the exercise price of options granted under the Company’s stock-based compensation plans is at least equal to the market price of the underlying stock on the date of grant. Had compensation costs for these plans been determined at the grant dates for awards under the alternative accounting method provided for in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment to FASB Statement No. 123,” net income and earnings per share, on a pro forma basis, would have been (in thousands except for per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income — as reported	$2,283	$2,890	$5,223	$6,668
Less: stock compensation expense – net of tax	(611)	(113)	(986)	(243)

Net income — SFAS No. 123 pro forma	$1,672	$2,777	$4,237	$6,425

Basic income per share — as reported	$0.11	$0.15	$0.26	$0.34
Basic income per share — SFAS No. 123 pro forma	$0.08	$0.14	$0.21	$0.32
Diluted income per share — as reported	$0.11	$0.14	$0.24	$0.32
Diluted income per share — SFAS No. 123 pro forma	$0.08	$0.13	$0.20	$0.30

Note 4.	Revolving Line of Credit

     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement requires is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At June 30, 2004, we had no outstanding borrowings under the line of credit with $10.0 million in availability.

Note 5. Income Taxes

     The Company’s effective income tax rates for the three and six months ended June 30, 2004 and 2003 were 31.8%, 37.3%, 41.0% and 30.6%, respectively. In the second quarter ended June 30, 2004, the Company completed and filed its federal and state income tax returns for the calendar year ended December 31,2003. Based on the income returns filed, the Company recorded an adjustment to its state effective tax rate in the second quarter resulting in a reduction of income tax expense of $182,000. This reduction in the rate was due primarily to a favorable difference in the state tax effective rate estimated in the prior year tax provision compared to actual amounts per the filed state tax returns. Furthermore, the Company also adjusted its current year state tax provision rate by $125,000 for the six months ended June 30, 2004. In the first quarter ended March 31, 2003, the Internal Revenue Service completed their examination for the calendar years 1998 through 2001. Based on the conclusion of the examination, the Company recorded a decrease its tax contingency reserve leading to a reduction of income tax expense of $0.05 per diluted share in the first quarter of 2003.

Note 6. Stockholders’ equity

     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan will be restored to the status of authorized but unissued shares. As of June 30, 2004, management has repurchased 34,200 shares at a total cost of $274,000.

Note 7. Related Parties

     The Company entered into a contract in April 2002 with ProView, a subsidiary of the Precept Group, for which one of the members of the Company’s Board of Directors serves as the President and Chief Executive Officer. The Company has agreed to outsource its employee benefits administration to ProView. The contract value was determined through a review of prevailing market rates for such services. Under this contract, the Company paid $8,000, $16,000, $6,000 and $12,000 during the three and six months ended June 30, 2004 and 2003, respectively.

     In June 2002, we entered into a right of offset and barter agreement with SummitJets, Inc. (SummitJets), which is owned by the Company’s Chairman and Chief Executive Officer. The agreement provided for the offset of the existing accounts receivable and accounts payable balances between the companies. After giving effect to the offset, SM&A was owed $114,000, which amount SummitJets agreed to pay in the form of credits to use SummitJets aircraft. The $114,000 owed represents expenses incurred related to a former location sharing agreement for rent and related utilities. In June 2002, SummitJets moved into its own facilities and cancelled the existing location sharing agreement. During the three months ended March 31, 2003, total credits used were $48,000 that is included in Selling, General and Administrative Expenses and SummitJets paid the Company the remaining unused credits owed of $17,000 and the contract was terminated.

Note 8. Discontinued Operations

     In 2002 and 2001, the Company sold and dissolved one of its business segments, respectively. The balance owed at June 30, 2004 of $1.0 million represents the remaining office lease commitments, net of subleases and estimated broker fees, over the remaining terms of the leases. During the six months ended June 30, 2004, the Company paid $336,000 net of sublease receipts, related to the leased property. The Company continues the process of identifying sub-lessees for our remaining leased property.

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

RESULTS OF OPERATIONS

     The following table sets forth certain historical operating results (in thousands):

	For the three months ended June 30,
	2004	2003	Change $	Change %
Revenue	$16,159	$18,782	(2,623)	(14.0%)
Cost of revenue	8,670	10,469	(1,799)	(17.2%)

Gross margin	7,489	8,313	(824)	(9.9%)
Selling, general and administrative expenses	4,188	3,422	766	22.4%

Operating income	3,301	4,891	(1,590)	(32.5%)
Income tax expense	1,066	2,010	(944)	(47.0%)
Net income	$2,283	$2,890	(607)	(21.0%)

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Revenue. During the forth quarter of 2003 and the first quarter of 2004, the Company reported record revenues for its competition management services. We believe this was due to the fast pace of competitive procurements in those quarters. Competition management activity decreased significantly in April and May, but is expected to increase going forward as the Company began to see a rebound in proposal activity in June. As the Company experienced record revenues supporting competitive procurements, the follow-on awards for these procurements and other contract awards are expected to be announced in the coming months. The Company believes that the large number of anticipated award announcements will result in a significant increase in performance assurance revenues.

     Due to the slowdown in competitive procurements stated above, revenue decreased $2.6 million, or 14.0% to $16.2 million for the three months ended June 30, 2004 compared to $18.8 million for the same period of the prior year. Revenues from our top five customers decreased 23.3% to $11.8 million compared to $15.4 million for the same period of the prior year. We added eleven new customers, which generated $1.5 million in revenue or 9.3% of total revenues. The increase in growth from new customers is directly related to our hiring of more account executives, which has enabled us to focus on developing new markets outside of our traditional aerospace and defense concentration. We believe that this growth validates our strategy and conviction that our services are portable across multiple vertical markets.

     The percentage of revenues from competition management services and performance assurance services was 55% and 45% for the three months ended June 30, 2004, respectively, compared to 53% and 47% for the same period of the prior year.

     Gross Margin. Gross margin decreased $824,000, or 9.9%, to $7.5 million for the three month ended June 30, 2004 compared to $8.3 million for the same period of the prior year. As a percentage of revenue, gross margin increased to 46.3% for the three months ended June 30, 2004 compared to 44.3% for the same period of the prior year. The decrease in gross margin dollars is due to the decrease in sales as discussed above. The increase in gross

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (cont’d)

margin as a percentage of sales is due to an increase in our success fees for the period, which were $641,000 for the three months ended June 30, 2004. There were no success fees for the same period of the prior year. Excluding the success fees, gross margins would have been consistent at 44.1% for the comparable quarter.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses increased $766,000, or 22.4%, to $4.2 million for the three months ended June 30, 2004, as compared to $3.4 million for the same period of the prior year. As a percentage of revenue, selling, general and administrative expenses increased to 25.9% for the three months ended June 30, 2004, as compared to 18.2% for the same period of the prior year. The increase in expenses is attributable to the increase in the number of account executives and staff to support and service our new and existing client base.

     Operating Income. Operating income decreased $1.6 million, or 32.5% to $3.3 million for the three months ended June 30, 2004, compared to $4.9 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 20.4% for the three months ended June 30, 2004, as compared to 26.0% for the same period of the prior year. Operating income decreased due to the decrease in sales and gross profit and the increase in selling, general and administrative expenses, as discussed above.

     Income Tax Expense. Our effective income tax rates for the three months ended June 30, 2004 and 2003 were 31.8% and 41.0%, respectively. In the second quarter ended June 30, 2004, we completed and filed our federal and state income tax returns for the calendar year ended December 31, 2003. Based on the income tax returns filed, we recorded an adjustment to our state effective tax rate in the second quarter resulting in a reduction of income tax expense of $182,000. This reduction in our rate was due primarily to a favorable difference in our state tax effective rate estimated in the prior year tax provision compared to actual amounts per our filed state tax returns. Furthermore, we also adjusted our current year state tax provision rate by $125,000 for the three months ended June 30, 2004. Our estimated effective tax rate for the remainder of this year is expected to 39.5%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (cont’d)

RESULTS OF OPERATIONS

    The following table sets forth certain historical operating results (in thousands):

	For the six months ended June 30,
	2004	2003	Change $	Change %
Revenue	$34,646	$37,527	(2,881)	(7.7%)
Cost of revenue	18,814	21,181	(2,367)	(11.2%)

Gross margin	15,832	16,346	(514)	(3.1%)
Selling, general and administrative expenses	7,578	6,746	832	12.3%

Operating income	8,254	9,600	(1,346)	(14.0%)
Income tax expense	3,109	2,942	167	5.7%
Net income	$5,223	$6,668	(1,445)	(21.7)

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     Revenue. During the forth quarter of 2003 and the first quarter of 2004, the Company reported record revenues for its competition management services. We believe this was due to the fast pace of competitive procurements in those quarters. Competition management activity decreased significantly in April and May, but is expected to increase going forward as the Company began to see a rebound in proposal activity in June. As the Company experienced record revenues supporting competitive procurements, the follow-on awards for these procurements and other contract awards are expected to be announced in the coming months. The Company believes that the large number of anticipated award announcements will result in a significant increase in performance assurance revenues.

     Due to the slowdown in competitive procurements stated above, revenue decreased $2.9 million, or 7.7% to $34.7 million for the six months ended June 30, 2004 compared to $37.5 million for the same period of the prior year. Revenues from our top five customers decreased 16.6% to $26.2 million compared to $31.4 million for the same period of the prior year. We added twenty-one new customers, which generated $2.7 million in revenue or 7.8% of total revenues. The increase in growth from new customers is directly related to our hiring of more account executives, which has enabled us to focus on developing new markets outside of our traditional aerospace and defense concentration. We believe that this growth validates our strategy and conviction that our services are portable across multiple vertical markets.

     The percentage of revenues from competition management services and performance assurance services was 59% and 41% for the six months ended June 30, 2004, respectively, compared to 50% and 50% for the same period of the prior year.

     Gross Margin. Gross margin decreased $514,000, or 3.1%, to $15.8 million for the six months ended June 30, 2004 compared to $16.3 million for the same period of the prior year. As a percentage of revenue, gross margin increased to 45.7% for the six months ended June 30, 2004 compared to 43.6% for the same period of the prior year. The decrease in gross margin dollars is due to the decrease in sales as discussed above. The increase in gross margin as a percentage of sales is due to an increase in our success fees for the period, which were $751,000 for the six months ended June 30, 2004. There were no success fees for the same period of the prior year. Excluding the success fees, gross margins would have been 44.5% compared to the same period of the prior year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses increased $832,000, or 12.3%, to $7.6 million for the six months ended June 30, 2004, as compared to $6.7 million for the same period of the prior year. As a percentage of revenue, selling, general and administrative expenses increased to 21.9% for the six months ended June 30, 2004, as compared to 18.0% for the same period of the prior year. The increase in expenses is attributable to the increase in the number of account executives and staff to support and service our new and existing client base.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (cont’d)

     Operating Income. Operating income decreased $1.3 million, or 14.0% to $8.3 million for the six months ended June 30, 2004, compared to $9.6 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 23.8% for the six months ended June 30, 2004, as compared to 25.6% for the same period of the prior year. Operating income decreased due to the decrease in sales and gross profit and the increase in selling, general and administrative expenses, as discussed above.

     Income Tax Expense. Our effective income tax rates for six months ended June 30, 2004 and 2003 were 37.3% and 30.6%, respectively. In the second quarter ended June 30, 2004, we completed and filed our federal and state income tax returns for the calendar year ended December 31, 2003. Based on the income tax returns filed, we recorded an adjustment to our state effective tax rate in the second quarter resulting in a reduction of income tax expense of $182,000. This reduction in our rate was due primarily to a favorable difference in our state tax effective rate estimated in the prior year tax provision compared to actual amounts per our filed state tax returns. Furthermore, the Company also adjusted its current year state tax provision rate by $125,000 for the six months ended June 30, 2004. In the first quarter ended March 31, 2003, the Internal Revenue Service completed their examination for the calendar years 1998 through 2001. Based on the conclusion of the examination, we recorded a decrease in our tax contingency reserve leading to a reduction of income tax expense of $0.05 per diluted share in the first quarter of 2003. Our estimated effective tax rate for the remainder of this year is expected to 39.5%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (cont’d)

Capital Resources and Liquidity

     Our working capital increased to $29.9 million at June 30, 2004 from $23.8 million at December 31, 2003. In addition, our cash and cash equivalents increased to $21.4 million at June 30, 2004, from $17.7 million at December 31, 2003. Cash flow from operating activities provided $3.4 million during the six months ended June 30, 2004, compared to $4.2 million for the same period during the prior year. Cash flow from financing activities included $830,000 from the receipt of cash related to our employee stock purchase plan and stock option exercises less repurchases of common stock, for the six months ended June 30, 2004, as compared to $1.3 million for the same period prior year.

     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan will be restored to the status of authorized but unissued shares. As of June 30, 2004, we have repurchased 34,200 shares at a total cost of $274,000.

     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restrict the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At June 30, 2004, we had no outstanding borrowings under the line of credit with $10.0 million in availability.

     We believe we have sufficient working capital available under the line of credit and cash generated by continuing operations will be sufficient to fund operations for at least the next twelve months.

     The following table illustrates the remaining contractual obligations outstanding as of June 30, 2004:

Contractual Obligations Payments Due By Period as of June 30, 2004
(In thousands)

Contractual		1 Year
Obligations	Total	or Less	1-3 Years	3-5 Years	After 5 Years
Operating leases	$1,974	$623	$1,260	$91	$—
Operating leases related to discontinued operations, net of subleases	1,007	186	712	109	—

Total	$2,981	$809	$1,972	$200	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (cont’d)

RISK FACTORS

In addition to the other information in this Quarterly Report on Form 10-Q, the following factors should be considered carefully in evaluating our business and prospects.

Our business depends substantially on the defense industry.

     Our competition management and performance assurance services business depends substantially on U.S. Government expenditures for defense products. Any decline in the future defense, information technology or homeland security procurement expenditures could affect the opportunities available to our clients and, indirectly, our business. A number of factors could contribute to such a decline in opportunities, including:

•	Loss of political support for current or increased levels of spending;

•	Changes of presidential administration, particularly changes from one political party to another, that typically result in a mass reordering of priorities that reduce new proposal activity for up to a year;

•	Threat scenarios evolving away from global conflicts to regional conflicts;

•	Spending for ongoing operations, such as the war on terrorism, the occupation of Iraq, downward pressure on spending for procurement of new systems and research and development spending; and

•	Cancellation of programs or emphasis on government shifting programs.

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

     Our common stock was first publicly traded on January 29, 1998, after our initial public offering at $12.00 per share. Between January 29, 1998 and June 30, 2004, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

     At June 30, 2004, Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 24.2% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This ownership concentration may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions. Our board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

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

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchase of Equity Securities

     Issuer Purchases of Equity Securities

			Total
			Number of	Approximate
			Shares	$ Value of
			Purchased	Shares That
	Total	Average	as Part of a	May Yet Be
	Number of	Price Paid	Publicly	Purchased
	Shares	per	Announced	Under the
Period	Purchased	Share	Plan	Plan
April 1, 2004 to April 30, 2004	—	$—	—	$7,000,000
May 1, 2004 to May 31, 2004	17,500	8.00	17,500	6,860,000
June 1, 2004 to June 30, 2004	16,700	8.02	34,200	6,726,000

Total	34,200	$8.01	34,200	$

     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan will be restored to the status of authorized but unissued shares. As of June 30, 2004, we have repurchased 34,200 shares at a total cost of $274,000.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on June 8, 2004.

(b)	Elected Directors: William C. Bowes, J. Christopher Lewis, Steven S. Myers, Albert S. Nagy, Luther J. Nussbaum, John P. Stenbit, Robert J. Untracht and John R. Woodhull.

Item 4. Submission of Matters to a Vote of Security Holders – (cont’d)

(c)(i) Election of eight directors as follows:

	For	Withheld
William C. Bowes	18,883,406	78,130
J. Christopher Lewis	18,878,156	83,380
Steven S. Myers	18,834,587	126,949
Albert S. Nagy	15,843,866	3,117,670
Luther J. Nussbaum	18,852,259	109,277
John P. Stenbit	18,883,431	78,105
Robert J. Untracht	18,849,859	111,677
John R. Woodhull	18,850,759	110,777

(c)(ii) To approve the amendment to the Amended & Restated Employee Stock Purchase Plan.

For: 15,726,813 Broker Non-Vote: 2,878,086	Against: 345,481	Abstain: 11,156

(c)(iii) To ratify and approve the appointment of Ernst & Young LLP as independent auditors of SM&A for the year ending December 31, 2004.

For: 18,835,416	Against: 121,798	Abstain: 4,322

Item 5. Other Information

     The Company entered into a contract in April 2002 with ProView, a subsidiary of the Precept Group, for which one of the members of the Company’s Board of Directors serves as the President and Chief Executive Officer. The Company has agreed to outsource its employee benefits administration to ProView. The contract value was determined through a review of prevailing market rates for such services. Under this contract, the Company paid $8,000, $16,000, $6,000 and $12,000 during the three and six months ended June 30, 2004 and 2003, respectively.

     In June 2002, we entered into a right of offset and barter agreement with SummitJets, Inc. (SummitJets), which is owned by the Company’s Chairman and Chief Executive Officer. The agreement provided for the offset of the existing accounts receivable and accounts payable balances between the companies. After giving effect to the offset, SM&A was owed $114,000, which amount SummitJets agreed to pay in the form of credits to use SummitJets aircraft. The $114,000 owed represents expenses incurred related to a former location sharing agreement for rent and related utilities. In June 2002, SummitJets moved into its own facilities and cancelled the existing location sharing agreement. During the three months ended March 31, 2003, total credits used were $48,000 that is included in Selling, General and Administrative Expenses and SummitJets paid the Company the remaining unused credits owed of $17,000 and the contract was terminated.

     Since the adoption of the Amended & Restated Employee Stock Purchase Plan (the “ESPP”), the Company has offered a fifteen (15) percent discount on the purchase of shares of the Company’s Common Stock through this program. Recent accounting rule changes now require that any discount in excess of five (5) percent be treated as an expense, which would likely negatively impact the Company’s earnings, and consequently, shareholder value.

     On June 8, 2004, the shareholders of the Company approved an amendment to the Company’s ESPP. The amendment reduces the discount factor from fifteen (15) percent to five (5) percent for purchases of stock under the ESPP made on or after April 1, 2004.

Item 6. Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Amended and Restated Employee Stock Purchase Plan. (6)

10.3	Office Facility Lease. (7)

10.4	Employment Agreement of Steven S. Myers. (8)

10.5	Amendment No. 1 to Employment Agreement of Steven S. Myers. (9)

10.6	Amendment No. 2 to Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 3 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 4 to Employment Agreement of Steven S. Myers. (12)

10.9	Employment Agreement of Cathy L. Wood. (13)

10.10	Amendment No. 1 to Employment Agreement of Cathy L. Wood. (14)

10.11	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (15)

10.12	Amendment No. 3 to Employment Agreement of Cathy L. Wood. (16)

10.13	Employment Agreement of Bennett C. Beaudry. (17)

10.14	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (18)

10.15	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (19)

10.16	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (20)

10.17	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (21)

10.18	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (22)

Item 6. Exhibits and Reports on Form 8-K – (cont’d)

10.19	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (23)

10.20	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (24)

21.1	Subsidiaries of the Registrant. (25)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(26)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(27)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (28)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (29)

Footnote #

(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(7)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(8)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(9)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(11)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(12)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(13)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(16)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(17)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(18)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(19)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(20)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(21)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(22)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(23)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(24)	Filed herewith.

(25)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K – (cont’d)

(26)	Filed herewith.

(27)	Filed herewith.

(28)	Filed herewith.

(29)	Filed herewith.

(a)	Reports on Form 8-K:

Form 8-K dated and filed on April 14, 2004, to report the issuance of a press release announcing financial results for the fiscal quarter ended March 31, 2004.

Form 8-K dated and filed on April 16, 2004, to report the issuance of a press release announcing the election of two new independent directors to the Company’s Board of Directors.

Form 8-K dated and filed on April 30, 2004, to report the issuance of a press release announcing changes to its Board of Directors.

Form 8-K dated and filed on May 11, 2004, to report the issuance of a press release announcing the Board of Directors approval of a share repurchase plan.

Form 8-K dated and filed on May 25, 2004, to report the issuance of a press release updating guidance.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        SM&A

	By:	/s/ CATHY L. WOOD

Dated: July 21, 2004		Cathy L. Wood
Executive Vice President, Chief Financial Officer and Secretary

	By:	/s/ STEVEN S. MYERS

Steven S. Myers
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Amended and Restated Employee Stock Purchase Plan. (6)

10.3	Office Facility Lease. (7)

10.4	Employment Agreement of Steven S. Myers. (8)

10.5	Amendment No. 1 to Employment Agreement of Steven S. Myers. (9)

10.6	Amendment No. 2 to Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 3 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 4 to Employment Agreement of Steven S. Myers. (12)

10.9	Employment Agreement of Cathy L. Wood. (13)

10.10	Amendment No. 1 to Employment Agreement of Cathy L. Wood. (14)

10.11	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (15)

10.12	Amendment No. 3 to Employment Agreement of Cathy L. Wood. (16)

10.13	Employment Agreement of Bennett C. Beaudry. (17)

10.14	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (18)

10.15	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (19)

10.16	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (20)

10.17	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (21)

10.18	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (22)

EXHIBIT INDEX

Exhibit No.	Description
10.19	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank.(23)

10.20	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (24)

21.1	Subsidiaries of the Registrant. (25)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(26)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(27)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (28)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (29)

Footnote#

(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(7)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(8)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(9)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(11)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(12)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(13)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(16)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(17)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(18)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(19)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(20)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(21)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(22)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(23)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(24)	Filed herewith.

(25)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(26)	Filed herewith.

(27)	Filed herewith.

(28)	Filed herewith.

(29)	Filed herewith.