Form 10-Q
period 2004-09-30
SM&A
filed 2004-10-22
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2004
Common stock, no par value	20,359,294 shares

SM&A

INDEX

PART I. FINANCIAL INFORMATION

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A ( the Company) management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “ Risk Factors” under Item 2, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 10-17. Because of these and other factors that may affect SM&A’s operating results, past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

SM&A

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30	December 31
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,139	$17,712
Accounts receivable, net	15,975	12,178
Prepaid expenses and other current assets	378	310
Deferred income taxes	752	752

Total current assets	35,244	30,952
Fixed assets, net	823	723
Other assets	188	128

	$36,255	$31,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$592	$683
Accrued compensation and related benefits	3,103	3,637
Income taxes payable	898	1,440
Net liabilities of discontinued operations	902	1,359

Total current liabilities	5,495	7,119
Deferred income taxes	45	45
Other liabilities	183	206

Total liabilities	5,723	7,370
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock	—	—
Common stock	51,424	52,215
Accumulated deficit	(20,892)	(27,782)

Total shareholders’ equity	30,532	24,433

	$36,255	$31,803

See accompanying notes to consolidated financial statements

SM&A

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$16,078	$18,704	$50,724	$56,231
Cost of revenue	9,003	10,135	27,817	31,316

Gross margin	7,075	8,569	22,907	24,915
Selling, general and administrative expenses	4,359	3,733	11,937	10,478

Operating income	2,716	4,836	10,970	14,437
Interest income, net	39	32	117	42

Income before income taxes	2,755	4,868	11,087	14,479
Income tax expense	1,088	1,996	4,197	4,938

Net income	$1,667	$2,872	$6,890	$9,541

Net income per share:
Basic	$0.08	$0.14	$0.34	$0.48
Diluted	$0.08	$0.13	$0.32	$0.45
Shares used in calculating net income per share:
Basic	20,512	20,113	20,484	19,907
Diluted	21,492	21,610	21,638	21,309

See accompanying notes to consolidated financial statements.

SM&A

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,890	$9,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	297	208
Gain on disposal of fixed assets	—	(35)
Deferred income taxes	—	147
Income tax effect from exercise of stock options	73	—
Changes in operating assets and liabilities:
Accounts receivable	(3,797)	(3,953)
Prepaid expense and other assets	(128)	(241)
Accounts payable	(91)	674
Accrued compensation and related benefits	(534)	424
Income taxes payable	(542)	(1,133)
Other liabilities	(23)	(28)

Net cash provided by operating activities	2,145	5,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(397)	(349)

Net cash used in investing activities	(397)	(349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,485)	—
Proceeds from issuance of common stock	1,621	1,677

Net cash (used in) provided by financing activities	(864)	1,677

Net increase in cash from continuing operations	884	6,932
Net cash used in discontinued operations	(457)	(867)

Net increase in cash	427	6,065
Cash at beginning of period	17,712	5,956

Cash at end of period	$18,139	$12,021

See accompanying notes to consolidated financial statements

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2004 and 2003
(unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

     The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at September 30, 2004, the consolidated results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. Comprehensive income is equivalent to net income for the three and nine month periods ended September 30, 2004 and 2003, respectively.

     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Note 2. Net Income Per Share

     The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Denominator for basic income per share: weighted average shares outstanding during the period	20,512	20,113	20,484	19,907
Incremental shares attributable to dilutive outstanding stock options	980	1,497	1,154	1,402

Denominator for diluted income per share:	21,492	21,610	21,638	21,309

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income — as reported	$1,667	2,872	$6,890	9,541
Less: stock compensation expense – net of tax	(181)	(150)	(1,390)	(666)

Net income — SFAS No. 123 pro forma	$1,486	2,722	$5,500	8,875

Basic income per share — as reported	$0.08	0.14	$0.34	0.48
Basic income per share — SFAS No. 123 pro forma	$0.07	0.14	$0.27	0.46
Diluted income per share — as reported	$0.08	0.13	$0.32	0.45
Diluted income per share — SFAS No. 123 pro forma	$0.07	0.13	$0.25	0.43

Note 4. Revolving Line of Credit

     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At September 30, 2004, we had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and we had $9.9 million in availability.

Note 5. Income Taxes

     The Company’s effective income tax rates for the three and nine months ended September 30, 2004 and 2003 were 39.5%, 37.9%, 41.0% and 34.1%, respectively. For the three months ended September 30, 2004, the effective tax rate is lower than the same period of the prior year because of the Company’s lower effective state tax rate in 2004.

     For the nine months ended September 30, 2004, the Company’s effective tax rate was higher than the same period of the prior year because in the first quarter ended March 31, 2003, the Internal Revenue Service completed their examination for the calendar years 1998 through 2001. Based on the conclusion of the examination, the Company recorded a decrease in its income tax liability leading to a reduction of income tax expense.

Note 6. Stockholders’ equity

     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan will be restored to the status of authorized but unissued shares. As of September 30, 2004, management has repurchased 332,000 shares at a total cost of $2.5 million.

Note 7. Related Parties

     The Company entered into a contract in April 2002 with ProView, a subsidiary of the Precept Group, for which one of the former members of the Company’s Board of Directors serves as the President and Chief Executive Officer. The Company has agreed to outsource its employee benefits administration to ProView. The contract value was determined through a review of prevailing market rates for such services. Under this contract, the Company paid $9,000, $25,000, $6,000 and $18,000 during the three and nine months ended September 30, 2004 and 2003, respectively.

     The Company periodically leases aircraft from SummitJets, Inc. (SummitJets), which is owned by the Company’s Chairman and Chief Executive Officer. The lease rate was determined through a review of prevailing market rates for such services. During the three and nine months ended September 30, 2004 and 2003, the Company paid $124,000, $124,000, $0 and $48,000, respectively. The expense is included in selling, general and administrative expenses.

Note 8. Discontinued Operations

     In 2002 and 2001, the Company sold and dissolved one of its business segments, respectively. The balance owed at September 30, 2004 of $902,000 represents the remaining office lease commitments, net of subleases and estimated broker fees, over the remaining terms of the leases. During the nine months ended September 30, 2004, the Company paid $457,000 net of sublease receipts, related to the leased property. The Company continues the process of identifying sub-lessees for our remaining leased property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     SM&A is one of the world’s leading providers of competition management services (formerly known as proposal management services), and a leading provider of high-value performance assurance services (formerly known as program support services). Our more than 300 employees and consultants provide program management, systems engineering, and expert support to major industrial customers in the defense, homeland security, aerospace, information technology, and architect and engineering sectors. Since 1982, we have managed more than 889 proposals worth more than $303 billion for our clients and have achieved an 85% win rate on awarded contracts. We also provide systems engineering, program planning and other high-value technical support services to such high priority national programs as the Joint Strike Fighter program and America’s missile defense efforts.

RESULTS OF OPERATIONS

     The following table sets forth certain historical operating results (in thousands):

	For the three months ended September 30,
				Change
	2004	2003	Change $	%
Revenue	$16,078	$18,704	(2,626)	(14.0)
Cost of revenue	9,003	10,135	(1,132)	(11.2)

Gross margin	7,075	8,569	(1,494)	(17.4)
Selling, general and administrative expenses	4,359	3,733	626	16.8

Operating income	2,716	4,836	(2,120)	(43.8)
Income tax expense	1,088	1,996	(908)	(45.5)
Net income	$1,667	$2,872	(1,205)	(42.0)

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Revenue. Revenue decreased $2.7 million, or 14.0%, to $16.1 million for the three month ended September 30, 2004 compared to $18.7 million for the same period of the prior year. The decrease in our revenue was due to two reasons. First, the level of spending by the Department of Defense on the extended military operations in Iraq and Afghanistan has led to budget pressures that have directly delayed a number of requests for proposals (RFP’s) and programs. Second, our revenue has been impacted by the anticipated slowdown in several major performance assurance programs, namely the Global Missile Defense program with Boeing, some missile programs with Raytheon Company and the Joint Strike Fighter program with Lockheed Martin. Normally, the award of new programs would more than offset this natural attrition, but, as we explained above, there has been a significant delay in the award of new programs and the release of funds for awarded programs during the year.

     Our revenue for the three months ended September 30, 2004 exceeded our revised guidance provided at the end of August 2004 by $1.1 million due to two factors. First, we won a higher level of new business in September than expected and second, two competition management projects were extended resulting in a significant increase in intense work to meet deadlines.

     Through September 30, 2004, our investment in sales and marketing has resulted in 23 new customers including two during the three months ended September 30, 2004. These new customers represented $1.7 million dollars of revenue during the three months ended September 30, 2004, or 10.6% of total revenue.

     The percentage of revenues from competition management services and performance assurance services was 53.4% and 46.6% for the three months ended September 30, 2004, respectively, compared to 50.9% and 49.1% for the same period of the prior year.

     Gross Margin. Gross margin decreased $1.5 million, or 17.4%, to $7.1 million for the three month ended September 30, 2004 compared to $8.6 million for the same period of the prior year. The decrease in gross margin dollars is due to the decrease in sales as discussed above. As a percentage of revenue, gross margin decreased to 44.0% for the three months ended September 30, 2004 compared to 45.8% for the same period of the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (cont’d)

     The decrease in gross margin as a percentage of sales is due to the timing of success fees for the period, which were $42,000 and $183,000 for the three months ended September 30, 2004 and 2003, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses increased $626,000, or 16.8%, to $4.4 million for the three months ended September 30, 2004, as compared to $3.7 million for the same period of the prior year. As a percentage of revenue, selling, general and administrative expenses increased to 27.1% for the three months ended September 30, 2004, as compared to 20.0% for the same period of the prior year. The increase is due to expenses including salary, benefits, and travel relating to the increase in the number of account executives and staff to support and service our new and existing client base.

     Operating Income. Operating income decreased $2.1 million, or 43.8% to $2.7 million for the three months ended September 30, 2004, compared to $4.8 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 16.9% for the three months ended September 30, 2004, as compared to 25.9% for the same period of the prior year. Operating income decreased due to the decrease in sales and gross profit and the increase in selling, general and administrative expenses, as discussed above.

     Income Tax Expense. Our effective income tax rates for the three months ended September 30, 2004 and 2003 were 39.5% and 41.0%, respectively. The difference in the effective tax rate is due to a reduction to our state effective tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (cont’d)

RESULTS OF OPERATIONS

     The following table sets forth certain historical operating results (in thousands):

	For the nine months ended September 30,
				Change
	2004	2003	Change $	%
Revenue	$50,724	$56,231	(5,507)	(10.0)
Cost of revenue	27,817	31,316	(3,499)	(11.2)

Gross margin	22,907	24,915	(2,008)	(8.1)
Selling, general and administrative expenses	11,937	10,478	1,459	13.9

Operating income	10,970	14,437	(3,467)	(24.0)
Income tax expense	4,197	4,938	(741)	(15.0)
Net income	$6,890	$9,541	(2,651)	(27.8)

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Revenue. Revenue decreased $5.5 million, or 10.0%, to $50.7 million for the nine month ended September 30, 2004 compared to $56.2 million for the same period of the prior year. The decrease in our revenue was due to two reasons. First, the level of spending by the Department of Defense on the extended military operations in Iraq and Afghanistan has led to budget pressures that have directly delayed a number of requests for proposals (RFP’s) and programs. In 2004, we have experienced 37 delays, which is more than we have experienced in the past several years. This is the first time in our 22 year history that the Federal Government has funded a prolonged military action leading to both RFP and program delays. Second, our revenue has been impacted by the anticipated slowdown in several major performance assurance programs, namely the Global Missile Defense program with Boeing, some missile programs with Raytheon Company and the Joint Strike Fighter program with Lockheed Martin. In total, the people working on these specific programs averaged 122 in 2003 and through September 30 of this year that number had dropped to an average of 92. Normally, the award of new programs would more than offset this natural attrition, but, as we explained above, there has been a significant delay in the award of new programs and the release of funds for awarded programs during the year.

     Through September 30, 2004, our investment in sales and marketing has resulted in 23 new customers representing $4.8 million or 9.4% of our revenue. The increase in growth from new customers is directly related to our hiring of more account executives, which has enabled us to focus on developing new markets outside of our traditional aerospace and defense concentration. We believe that this growth validates our strategy and conviction that our services are portable across multiple vertical markets.

     The percentage of revenues from competition management services and performance assurance services was 57.0% and 43.0% for the nine months ended September 30, 2004, respectively, compared to 50.5% and 49.5% for the same period of the prior year.

     Gross Margin. Gross margin decreased $2.0 million, or 8.1%, to $22.9 million for the nine months ended September 30, 2004 compared to $24.9 million for the same period of the prior year. The decrease in gross margin dollars is due to the decrease in sales as discussed above. As a percentage of revenue, gross margin increased to 45.2% for the nine months ended September 30, 2004 compared to 44.3% for the same period of the prior year. The increase in gross margin as a percentage of sales is due to the timing of success fees for the period, which were $793,000 and $296,000 for the nine months ended September 30, 2004 and 2003, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses increased $1.5 million, or 13.9%, to $11.9 million for the nine months ended September 30, 2004, as compared to $10.5 million for the same period of the prior year. As a percentage of revenue, selling, general and administrative expenses increased to 23.5% for the nine months ended September 30, 2004, as compared to 18.6% for the same period of the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (cont’d)

     The increase is due to expenses including salary, benefits, and travel relating to the increase in the number of account executives and staff to support and service our new and existing client base.

     Operating Income. Operating income decreased $3.5 million, or 24.0% to $11.0 million for the nine months ended September 30, 2004, compared to $14.4 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 21.6% for the nine months ended September 30, 2004, as compared to 25.7% for the same period of the prior year. Operating income decreased due to the decrease in sales and gross profit and the increase in selling, general and administrative expenses, as discussed above.

     Income Tax Expense. Our effective income tax rates for nine months ended September 30, 2004 and 2003 were 37.9% and 34.1%, respectively. In the second quarter ended June 30, 2004, the Company completed and filed its federal and state income tax returns for the calendar year ended December 31, 2003. Based on the income tax returns as filed, the Company reduced its state effective tax rate in the second quarter resulting in a reduction of income tax expense of $182,000. The Company also reduced its current year state tax provision rate by $125,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (cont’d)

Capital Resources and Liquidity

     Our working capital increased to $29.7 million at September 30, 2004 from $23.8 million at December 31, 2003. In addition, our cash and cash equivalents increased to $18.1 million at September 30, 2004, from $17.7 million at December 31, 2003. Cash flow from operating activities provided $2.1 million during the nine months ended September 30, 2004, compared to $5.6 million for the same period during the prior year. This decrease is due to the decrease in sales and net income and the change in accounts receivable.

     The change in accounts receivable was due to our increase in days sales outstanding (DSO). The DSO increased to approximately 90 days which was caused by the timing on receipt of payments on a couple of our large contracts. The Company has reviewed the accounts receivable balance in detail and has concluded that our past due balances do not reflect a credit risk issue. The Company expects to receive the payments and return our DSO’s to 60 days by the end of this fiscal year.

     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan will be restored to the status of authorized but unissued shares. As of September 30, 2004, we have repurchased 332,000 shares at a total cost of $2.5 million.

     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At September 30, 2004, we had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and we had $9.9 million in availability.

     We believe we have sufficient working capital available under the line of credit and cash generated by continuing operations will be sufficient to fund operations for at least the next twelve months.

     The following table illustrates the remaining contractual obligations outstanding as of September 30, 2004:

Contractual Obligations Payments Due By Period as of September 30, 2004
(In thousands)

Contractual		1 Year	1-3	3-5	After 5
Obligations	Total	or Less	Years	Years	Years
Operating leases	$7,577	$863	$1,923	$1,959	$2,832
Operating leases related to discontinued operations, net of subleases	915	373	348	194	—

Total	$8,492	$1,236	$2,271	$2,153	$2,832

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (cont’d)

Capital Resources and Liquidity – (cont’d)

     In September 2004, the Company amended its operating lease for its facilities located in Newport Beach, CA. The amendment extends the original operating lease from July 2007 to July 2012 and increased the square footage from 19,500 to 30,550. The lease expense related to the amendment is included in the table above. The additional office space is going to be used to expand our training, production, and information technology departments.

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

     Our common stock was first publicly traded on January 29, 1998, after our initial public offering at $12.00 per share. Between January 29, 1998 and September 30, 2004, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

     At September 30, 2004, Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 24.0% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This ownership concentration may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions. Our board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

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

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchase of Equity Securities

     Issuer Purchases of Equity Securities

			Total Number of	Approximate $ Value
			Shares Purchased as	of Shares That May
	Total Number of	Average Price Paid	Part of a Publicly	Yet Be Purchased
Period	Shares Purchased	per Share	Announced Plan	Under the Plan
Beginning balance	34,200	$8.01	34,200	$6,726,000
July 1, 2004 to July 30, 2004	19,400	8.05	53,600	6,570,000
August 1, 2004 to August 31, 2004	109,600	8.01	163,200	5,692,000
September 1, 2004 to September 30, 2004	168,800	6.97	332,000	4,515,000

Total	332,000	$7.48	332,000

     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan will be restored to the status of authorized but unissued shares. As of September 30, 2004, we have repurchased 332,000 shares at a total cost of $2.5 million.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     The Company entered into a contract in April 2002 with ProView, a subsidiary of the Precept Group, for which one of the former members of the Company’s Board of Directors serves as the President and Chief Executive Officer. The Company has agreed to outsource its employee benefits administration to ProView. The contract value was determined through a review of prevailing market rates for such services. Under this contract,

Item 5. Other Information – (cont’d)

the Company paid $9,000, $25,000, $6,000 and $18,000 during the three and nine months ended September 30, 2004 and 2003, respectively.

     The Company periodically leases aircraft from SummitJets, Inc. (SummitJets), which is owned by the Company’s Chairman and Chief Executive Officer. The lease rate was determined through a review of prevailing market rates for such services. During the three and nine months ended September 30, 2004 and 2003, the Company paid $124,000, $124,000, $0 and $48,000, respectively. The expense is included in selling, general and administrative expenses.

Item 6. Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation.(1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation.(2)

3.1	Amended and Restated Articles of Incorporation.(3)

3.2	Amended and Restated Bylaws of the Registrant.(4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement.(5)

10.2	Amended and Restated Employee Stock Purchase Plan.(6)

10.3	Office Facility Lease.(7)

10.4	Employment Agreement of Steven S. Myers. (8)

10.5	Amendment No. 1 to Employment Agreement of Steven S. Myers.(9)

10.6	Amendment No. 2 to Employment Agreement of Steven S. Myers.(10)

10.7	Amendment No. 3 to Employment Agreement of Steven S. Myers.(11)

10.8	Amendment No. 4 to Employment Agreement of Steven S. Myers.(12)

10.9	Employment Agreement of Cathy L. Wood.(13)

10.10	Amendment No. 1 to Employment Agreement of Cathy L. Wood.(14)

10.11	Amendment No. 2 to Employment Agreement of Cathy L. Wood.(15)

10.12	Amendment No. 3 to Employment Agreement of Cathy L. Wood.(16)

10.13	Employment Agreement of Bennett C. Beaudry.(17)

10.14	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry.(18)

10.15	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry.(19)

10.16	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association.(20)

10.17	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association.(21)

Item 6. Exhibits and Reports on Form 8-K – (cont’d)

10.18	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (22)

10.19	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (23)

10.20	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (24)

10.21	Amendment No. 5 to Employment Agreement of Steven S. Myers (25)

10.22	Amendment No. 4 to Employment Agreement of Cathy L. Wood (26)

10.23	Consultant Agreement of Bowes Enterprises (27)

10.24	Consultant Agreement of Joseph B. Reagan (28)

10.25	Amendment No. 1 to Office Facility Lease (29)

21.1	Subsidiaries of the Registrant. (30)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (32)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (33)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (34)

Footnote #

(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(7)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(8)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(9)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(11)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(12)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(13)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(16)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K – (cont’d)

Footnote # - (cont’d)

(17)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(18)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(19)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(20)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(21)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(22)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(23)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(24)	Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(25)	Filed herewith.

(26)	Filed herewith.

(27)	Filed herewith.

(28)	Filed herewith.

(29)	Filed herewith.

(30)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(31)	Filed herewith.

(32)	Filed herewith.

(33)	Filed herewith.

(34)	Filed herewith.

     (a) Reports on Form 8-K:

Form 8-K dated and filed on July 20, 2004, to report the issuance of a press release announcing financial results for the fiscal quarter ended June 30, 2004.

Form 8-K dated and filed on July 30, 2004, to report the issuance of a press release announcing the appointment of a new director to the Company’s Board of Directors.

Form 8-K dated August 30, 2004 and filed on August 31, 2004, to report the issuance of a press release updating guidance.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A
	By:	/s/ CATHY L. WOOD

Dated: October 22, 2004		Cathy L. Wood
Executive Vice President, Chief Financial Officer and Secretary

	By:	/s/ STEVEN S. MYERS

Dated: October 22, 2004		Steven S. Myers
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation.(1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation.(2)

3.1	Amended and Restated Articles of Incorporation.(3)

3.2	Amended and Restated Bylaws of the Registrant.(4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement.(5)

10.2	Amended and Restated Employee Stock Purchase Plan.(6)

10.3	Office Facility Lease.(7)

10.4	Employment Agreement of Steven S. Myers. (8)

10.5	Amendment No. 1 to Employment Agreement of Steven S. Myers.(9)

10.6	Amendment No. 2 to Employment Agreement of Steven S. Myers.(10)

10.7	Amendment No. 3 to Employment Agreement of Steven S. Myers.(11)

10.8	Amendment No. 4 to Employment Agreement of Steven S. Myers.(12)

10.9	Employment Agreement of Cathy L. Wood.(13)

10.10	Amendment No. 1 to Employment Agreement of Cathy L. Wood.(14)

10.11	Amendment No. 2 to Employment Agreement of Cathy L. Wood.(15)

10.12	Amendment No. 3 to Employment Agreement of Cathy L. Wood.(16)

10.13	Employment Agreement of Bennett C. Beaudry.(17)

10.14	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry.(18)

10.15	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry.(19)

10.16	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association.(20)

10.17	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association.(21)

EXHIBIT INDEX  (cont’d)

Exhibit No.	Description
10.18	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (22)

10.19	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (23)

10.20	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (24)

10.21	Amendment No. 5 to Employment Agreement of Steven S. Myers (25)

10.22	Amendment No. 4 to Employment Agreement of Cathy L. Wood (26)

10.23	Consultant Agreement of Bowes Enterprises (27)

10.24	Consultant Agreement of Joseph B. Reagan (28)

10.25	Amendment No. 1 to Office Facility Lease (29)

21.1	Subsidiaries of the Registrant. (30)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (31)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (32)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (33)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (34)

Footnote #

(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(7)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(8)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(9)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(11)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(12)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(13)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(16)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

Footnote # - (cont’d)

(17)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(18)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(19)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(20)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(21)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(22)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(23)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(24)	Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(25)	Filed herewith.

(26)	Filed herewith.

(27)	Filed herewith.

(28)	Filed herewith.

(29)	Filed herewith.

(30)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(31)	Filed herewith.

(32)	Filed herewith.

(33)	Filed herewith.

(34)	Filed herewith.

     (a) Reports on Form 8-K:

Form 8-K dated and filed on July 20, 2004, to report the issuance of a press release announcing financial results for the fiscal quarter ended June 30, 2004.

Form 8-K dated and filed on July 30, 2004, to report the issuance of a press release announcing the appointment of a new director to the Company’s Board of Directors.

Form 8-K dated August 30, 2004 and filed on August 31, 2004, to report the issuance of a press release updating guidance.