Form 10-K
period 2004-12-31
SM&A
filed 2005-03-14
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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
Common Stock, no par value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes ☑ No ☐

     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $134,187,000 as of June 30, 2004.

     Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, 20,247,593 shares outstanding at January 31, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2005 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
For the Year Ended December 31, 2004

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “Additional Factors that may Affect Future Results” under Item 1, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 16-20. Because of these and other factors that may effect SM&A’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

ITEM 1 — BUSINESS

     As used in this report, “SM&A,” “the Company”, “we,” “our” and similar terms include SM&A and its subsidiaries, unless the context indicates otherwise.

Overview – Development of Business

     SM&A is the world’s leading provider of competition management services, and a leading provider of high-value performance assurance services. Under these two service lines, our approximately 300 employees and consultants provide strategy, proposal management, program management, systems engineering, expert support, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, information technology, architect and engineering sectors.

     We were founded in 1982. After sixteen years of consistent revenue and profit growth, we completed an initial public offering in January 1998 and embarked on an acquisition program to broaden our service and product offerings. Due to the underperformance of the acquired businesses during 2000 and 2001, we discontinued, liquidated or sold all of the acquired businesses and, in early 2002, retired our debt.

Business Strategy

     We support our clients by providing a full array of high-value services that either add to our clients’ top line revenue through the more effective management of their proposals, and/or we improve their bottom line earnings by applying high value technical and management leadership to their awarded programs. While the Company operates in one business segment, our business strategy is to classify the services we offer under the following two categories:

•	Competition Management: Represents consulting services which provide project leadership to help our clients strategically position themselves, identify business opportunities, and formulate and prepare competitive bids. We are the largest provider of competition management services in the world; and

•	Performance Assurance: Represents consulting services that assist our clients in systems engineering and project integration tasks.

Competition Management

     Competition Management. We provide competition management services through proprietary proposal management strategies and processes. In conjunction with these processes, we typically assume a leadership role and place dedicated teams at client facilities to manage all aspects of the competitive proposal development effort. Since 1982, we have managed more than 900 proposals worth more than $300 billion for our clients and have achieved an 85% win rate on awarded contracts. The combination of our high win rate and reputation has contributed to our dominant market share of competition management services outsourced by government contractors, while also leading to an increase in the amount of business from firms interested in winning commercial work. In 2004, we supported 98 proposals for our clients with an award value of more than $32 billion. The highest profile example in 2004 was our successful support of our client who was awarded a $10 billion contract from the U.S. Department of Homeland Security. The phases of our competition management include:

The Pursuit Phase. Our team assists the client in the creation of a winning strategy that leads to the selection of sub-contractors, an investment plan, a technical baseline, and a program implementation plan. We typically deliver this support in the form of a small, very high-value team.

The Proposal Phase. Our team manages a client team, typically 10 to 200 engineers, information technology specialists and managers, providing full time, hands-on execution of the process from strategy formulation, through all phases of proposal preparation and review, to post-submittal responses to the government’s questions. The proposal process typically requires three to twelve months of intense activity at the client’s site.

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

The following provides some description of the types of services we deliver in support of competition management:

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

Production Support. During times of intense proposal activity, clients are often understaffed in the area of graphics and word processing personnel. SM&A has a cadre of very experienced and high-quality production support personnel capable of working more quickly and to a higher level than can be obtained through temporary employment agencies or often the clients’ own staff.

Red Team Leader. Proposals will typically undergo one or more major reviews to ensure quality and consistency. Red Team leaders are senior level managers capable of organizing a very intense two- to three-day review process.

Performance Assurance Services

     Performance Assurance Services. Performance Assurance services provide our clients with experienced leaders and subject matter (domain) experts. We rapidly fill difficult-to-place positions, improving our client’s program implementation by supporting their ability to stay on schedule and on budget. Since past performance (i.e., a company’s contract performance) is a large part of the graded score in competitive federal procurements, our clients especially value our support in this area. Some notable examples of our program support services in 2004 are our ongoing assistance to The Boeing Company in support of its National Missile Defense – Lead System Integrator responsibilities and Future Combat Systems program and our continued support to Lockheed Martin Corporation in service of its Joint Strike Fighter program. The types of services we provide include:

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

Markets for Competition Management Services

     We assist companies seeking to identify, win and implement new business. Since 1982, we have helped clients win contracts, a service that generated about 57% and 53% of our revenue in 2004 and 2003, respectively. Our major clients’ core businesses are in providing various defense and aerospace goods and services to the federal government and represent about 75% and 84% of our proposal management activity in 2004 and 2003, respectively. Our reputation in the market is based on our ability to help our clients win consistently. This reputation for winning provides us with an opportunity to provide new and existing clients with services beyond competition management.

     We provide our clients with a full service strategic consulting and proposal management capability. The need for this specialized capability can be found wherever companies have a requirement to produce a competitive proposal in response to a request for proposal from a corporate, federal, state, local or international entity. We have also been marketing with increasing success to companies pursuing non-federal business. The largest single portion of our business is derived from supporting companies engaged in the pursuit of competitively awarded federal contracts, mainly from the Department of Defense (DoD).

     Supporting Proposals in Response to Federal Procurements. We expect that the federal government will obligate approximately $160 billion in fiscal year 2005 to acquire goods and services from large prime contractors, of which approximately two-thirds to three-quarters will be obligated by the DoD. Federal spending of this nature is expected to remain level in 2005 and may continue at this rate for another two to three years due to resources constrained by the global war on terror, current operations in Iraq and Afghanistan, and current federal deficit pressures. A significant portion of these funds will be spent on information technology goods and services. Much of this procurement spending will be awarded competitively. Companies generally spend from one-half of one percent to three percent of the expected value of a contract to prepare their proposals. A company may therefore spend from $500,000 to $2 million to prepare a proposal for a program valued at $100 million. Federal law and policy encourages this spending and allows companies to seek reimbursement for about 50% of these expenses. Some portion of the money spent to bid on a program is often outsourced and it is this outsourcing for proposal services that represents the majority of our traditional source of revenue. Furthermore, the spending cited above is happening during a time of extreme demographic pressures in the defense and aerospace industry. The defense contractor workforce is retiring in record numbers – up to 30% of defense industry knowledge workers are expected to retire between 2003 and 2007. To meet new demand and replace retiring workers, we believe the defense industry will have to hire about 255,000 knowledge workers between now and 2007. For this reason alone we can expect continued outsourcing demand from our clients. Finally, as part of our support to clients in leading the development of a competitive proposal, we often provide competitive strategy services and management consulting services.

     Supporting Proposals in Response to State and Local Procurements. We expect that state and local governments will spend approximately $466 billion on goods and services in 2005, of which about $45 billion will be comprised of complex or large outsourcing contracts. State and local service-based projects are generally smaller and less complex than federal projects, thus making the potential market for our services smaller in the state and local market than in the federal market. As with non-DoD federal procurements, the larger and more complex state and local procurements often involve information technology and we have provided significant support to our clients in assisting the creation of their proposals for state and local government contracts.

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

Factors Driving Growth in Competition Management Services

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

Markets for Performance Assurance Services

     The access to key industry decision makers provided by the successful conclusion of a proposal often gives us the ability to provide performance assurance services to our clients. The early stages of a large or complex program are often the most critical. Our familiarity with the program, developed during the proposal phase, can compel our clients to hire us to ensure a rapid and successful program start. Services provided include systems engineering, program management, and project integration.

     We offer program support services as a direct result of client requests to provide such services beginning in the mid-1990s. This service generated about 43% and 47% of our revenue in 2004 and 2003, respectively. The size of this market is in the billions of dollars annually, much of it in support of DoD prime contractors executing research, development, test and evaluation (RDT&E) contracts. According to DoD, in fiscal year 2002, the top 100 DoD contractors provided $107 billion of the $171 billion of goods and services contracted to business, of which about $21.1 billion was in support of RDT&E programs (see: www.defenselink.mil/pubs/almanac). Typically, prime contractors subcontract between 40-70% of the work share on such efforts. NASA, the Department of Energy and large federal and state information technology programs provided added value to this market numbering in the billions of dollars annually.

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

Factors Driving Growth in Performance Assurance Services

     Strong client relations developed and maintained through program support, management consulting, and competitive strategy services also enhance our ability to provide proposal management services to our clients. We believe we can successfully compete in these markets by using our reputation for winning to access potential clients, and then provide those clients with a wide range of services based on our experienced workforce, disciplined processes, and understanding of complex systems.

     As previously mentioned, our client base is under demographic pressures. Increased demand for goods and services for defense and homeland security purposes factored in with the accelerating pace of retirements in the industry indicates a shortfall of some 255,000 knowledge workers from 2003 through 2007. About half of this shortfall is due to retirements and half is due to increased demand. We primarily recruit new workers from the ranks of the best and brightest of the newly retired aerospace and information technology community. We believe the industry’s experienced personnel challenge is our opportunity. Further analysis can be found in the November 2002 report of the Federal Commission on the Future of the United States Aerospace Industry (see: www.aerospacecommission.gov/AeroCommissionFinalReport.pdf) which says, in part, “The industry is confronted with a graying workforce in science, engineering and manufacturing, with an estimated 26 percent available for retirement within the next five years. New entrants to the industry have dropped precipitously to historical lows as the number of layoffs in the industry mount. Compounding the workforce crisis is the failure of the U.S. K-12 education system to properly equip U.S. students with the math, science, and technological skills needed to advance the U.S. aerospace industry.” This latter point is particularly important as foreign nationals have a difficult time obtaining the required security clearances to work in the defense and homeland security industries.

Sales and Marketing

     Our account executives market our services directly to senior executives of major corporations, supported as necessary by our leadership and staff. Our account executives are experienced industry experts who have successfully managed proposal development efforts and/or have extensive sales experience in professional services. They spend the majority of their time on-site with our clients, working with them to capture and implement new business. Relationship selling based on this on-site presence along with our excellent reputation drives most of our revenue.

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

Major Clients

     We provide our high-end systems engineering and integrated proposal management services to numerous Fortune 100 clients. Our largest clients by percent of revenue received for the year ended December 31, 2004 are:

The Boeing Company	30.1%
Lockheed Martin Corporation	22.7
Accenture LTD	15.7

68.5%

     This revenue is a result of various engagements by several business units of these companies. Although such business units are affiliated with the parent entities, our experience indicates that particular engagements are subject to the discretion of each individual business unit.

Pipeline and Backlog Process

     Generally, our contracts are terminable by the client on short notice or without notice. Accordingly, we do not believe it is appropriate to characterize these contracts as backlog. Normally if a client terminates a project, the client remains obligated to pay for commitments we have made to third parties in connection with the project, services performed and reimbursable expenses incurred by us through the date of termination.

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

Competition

     We are a niche player providing high-value strategic services that, in most cases, would not be otherwise outsourced. As a result, we most frequently compete with our clients’ internal organizations. We believe our core clients continue to labor under demographic pressures and, as a result, their ability to internally staff their requirements for high-value resources will diminish. In addition to our clients’ internal capability, we have competitors in our markets for both competition management and performance assurance services. Competitors in the competition management services are made up of very small consultancies and individual consultants focusing primarily on proposal development. The largest of these is roughly one-fifth our size. We are able to offer greater depth of capability, a more diversified array of capabilities, and more efficient, better structured processes. We continue to focus on the strategic issues driving our clients’ ability to win and high quality execution of their proposals. Competitors for performance assurance services are by contrast generally very large companies, many have greater marketing, technical, and financial resources than ours. However, our goal is not to be the high volume provider of journeyman technical support, but rather to be the premium provider of high-value strategic support services. Our focus is on delivering very high quality, something that is very difficult for high volume providers to deliver.

     Competition Management Services. Our biggest competitor in this market is our clients’ internal competition management capability. Many of our clients maintain internal business acquisition teams that are designed to handle the procurement of government contracts. The number of such in-house departments has been decreasing in recent years and, therefore, these clients have a limited ability to react to sudden increases in procurement activity or to “must-win” situations. If the client is open to outsourcing, then we are the largest provider of outsourced competition management services and principally compete with numerous smaller companies in this highly specialized industry. Shipley Associates is our largest competitor with 16% of our revenue in 2003, according to Dunn & Bradstreet.

     Performance Assurance Services. The program management, systems engineering and program integration markets are highly competitive and include a large number of highly capable firms in the United States with internal resources of the larger prime contractors being the primary competition. The market is also highly fragmented. We, however, have found increasing opportunities to work with clients who have previously retained us for proposal management services. In doing so, we seek to provide high-value strategic services as opposed to simply providing engineering job shop services as our competitors usually do. Some of our competitors include Booz Allen Hamilton and Volt Information Technology.

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

Development of New Services or Techniques

     In 2005, we plan to develope, sell and deliver new complementary service line extensions that will service our exisiting and new customers. We plan to rollout these service lines extensions throughout 2005 and we will continue to evaluate additional opportunties as they are identified.

     To meet changing client needs and expectations, primarily the need to reduce unneeded bid and proposal costs caused by the co-location of proposal teams (including teammates), we began developing software tools to both automate our proposal development process and to allow for virtual team collection using the Internet. We developed a tool in-house in 2001 and have spent resources to upgrade and maintain this tool through 2004. This effort resulted in a proprietary product named SM&A® ToolKit. Toolkit improves the efficiency of our deployed proposal teams and increases our competitive position in a client base that is growing increasingly sensitive about the costs of co-locating large proposal teams from widely scattered locations.

     In addition, we are investing in hiring personnel capable of rapidly setting up and working in collaborative computer networks – increasingly valuable skills needed to support our clients. Furthermore, as proposals have more commonly become electronic rather than paper, we have developed techniques to improve quality and the ease at which the proposal can be evaluated by the government.

Employees

     As of December 31, 2004, we had approximately 300 employees and consultants. Approximately 80% of the employees are competition management and performance assurance consulting professionals, 6% are account executives and marketing professionals and the remaining 14% are involved in enterprise management which comprises finance, management information systems, human resources and other administrative functions. We believe that our success depends significantly upon attracting, retaining and motivating talented, innovative and experienced professionals. For this reason, our employees are comprised of experienced program managers, engineers and skilled technicians, tested in some of the largest and most complex military, commercial and government programs of the past 30 years. The typical employee has more than 20 years of applicable experience in industry, government and/or the military and a majority of our employees possess advanced degrees in science, engineering or information technology fields.

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

     In the event expenditures for products of the type manufactured by our clients are reduced and not offset by other new programs or products, there will be a reduction in the volume of contracts or subcontracts to be bid upon by our clients and, as a result, a reduction in the volume of proposals we manage. Unless offset, such reductions could materially and adversely affect our business, operating results and financial condition.

We rely on a relatively limited number of clients.

     We derive a significant portion of revenue from continuing operations from a relatively limited number of clients. Our seven largest customers accounted for 83.5% and 91.8% of our revenue for 2004 and 2003, respectively. Clients typically retain our services as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate the engagement at any time without a significant penalty. Moreover, there can be no assurance that existing clients will continue to engage us for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect our business, financial condition and results of operations. In addition, the level of services required by an individual client may diminish over the life of the relationship, and there can be no assurance we will be successful in establishing relationships with new clients as this occurs.

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

     Our success is highly dependent upon the efforts, abilities, and business generation capabilities and project execution of our strategic account managers and account executives. In addition, Steven S. Myers, our Chief Executive Officer and Chairman of the Board, has a significant role in our success. The loss of the services of these individuals, for any reason, could materially and adversely affect our business, operating results and financial condition.

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

     Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and December 31, 2004, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	Quarterly fluctuations in results of operations;

•	Adverse circumstances affecting the introduction, or market acceptance of new services we offer;

•	Announcements of new services by competitors;

•	Announcements of poor operating results by us or our competitors;

•	Loss of key employees;

•	Changes in the regulatory environment or market conditions affecting the defense and aerospace industry;

•	Changes in earnings estimates and ratings by analysts;

•	Lack of market liquidity resulting from a relatively small amount of public stock float;

•	Changes in generally accepted accounting principles;

•	Sales of common stock by existing holders; and

•	The announcement of proposed acquisitions and dispositions.

Principal shareholder has significant control.

     At December 31, 2004, Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 24.22% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions.

ITEM 2—PROPERTIES

     We do not own any real estate. We lease our principal corporate offices adjacent to the John Wayne Airport in Newport Beach, California. We have approximately 31,000 square feet of office space in this location and the term of our lease expires in June 2012. Additionally, we have approximately 300 square feet of office space in Herndon, Virginia, which serves as our East Coast sales support office, the lease for which expires in April 2006. We believe our offices are adequate for our present and anticipated near-term need.

     Included in discontinued operations are three properties totaling approximately 56,000 square feet. Of the 56,000 square feet, we have subleased 36,000 square feet under non-cancelable leases. For the remaining available 20,000 square feet, we continue to work with our brokers to find suitable tenants.

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

     The following table sets forth, for the quarters indicated, the high and low closing sale prices as reported on NASDAQ.

	2004		2003
	High	Low	High	Low

First Quarter Ending March 31	$12.97	$10.00	$5.53	$3.50
Second Quarter Ending June 30	$11.14	$7.27	$11.20	$5.45
Third Quarter Ending September 30	$8.72	$6.59	$12.57	$8.72
Fourth Quarter Ending December 31	$8.94	$6.92	$14.07	$10.95

     As of January 31, 2005, there were approximately 90 shareholders of record of our common stock. The closing sale price of our common stock on the NASDAQ National Market on January 31, 2005 was $8.54 per share.

Dividends

     We have not declared or paid cash dividends to stockholders of our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, capital requirements, and our general financial condition.

Recent Sales of Unregistered Securities

     None.

Shares Reserved for Future Issuance

     At December 31, 2004, we had reserved 625,063 shares for future issuance under our stock option plan and 140,941 shares under our employee stock purchase plan.

Issuer Purchases of Equity Securities

     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan will be restored to the status of authorized but unissued shares. As of December 31, 2004, we have repurchased 625,500 shares at a total cost of $4.6 million.

     Included in the table below is a block transaction for 87,500 shares at a discounted cost of $595,000 in which we facilitated the exercising of stock options and the purchase of the related shares upon the retirement of our former member of the Board of Directors, Luther Nussbaum.

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS — (continued)

			Total
			Number of
			Shares	Approximate
			Purchased	$ Value of
		Average	as Part of a	Shares That
		Price	Publicly	May Yet Be
	Total Number of	Paid per	Announced	Purchased
Period	Shares Purchased	Share	Plan	Under the Plan

Beginning balance	—	$—	—	$7,000,000
May 1, 2004 to May 31, 2004	17,500	8.02	17,500	6,859,615
June 1, 2004 to June 30, 2004	16,700	7.99	34,200	6,726,138
July 1, 2004 to July 31, 2004	19,400	8.05	53,600	6,570,000
August 1, 2004 to August 31, 2004	109,600	8.01	163,200	5,692,000
September 1, 2004 to September 30, 2004	168,800	6.97	332,000	4,515,000
October 1, 2004 to October 31, 2004	269,400	7.22	601,400	2,571,000
November 1, 2004 to November 30, 2004	23,400	8.05	624,800	2,383,000
December 1, 2004 to December 31, 2004	700	8.19	625,500	2,377,000

Total	625,500	$7.39	625,500

     Information about securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference to Note 8 to the Financial Statements.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and the information contained herein in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	(in thousands, except per share data)
	2004	2003	2002	2001	2000
Consolidated Statements of Operations Data (1) :
Revenue	$68,954	$75,593	$55,057	$46,407	$37,506
Gross margin	31,193	34,060	22,998	19,360	16,815
Operating income	14,722	19,731	10,629	7,347	4,073
Interest (income) expense, net	(192)	(73)	865	1,909	328
Unrealized (gain) loss on interest rate swap	—	—	(6)	673	—
Income from continuing operations	9,692	13,268	6,518	2,849	2,209
(Loss) from discontinued operations	—	—	—	(21,897)	(32,572)

Cumulative effect of adoption of FASB Statement No.133, net of tax	—	—	—	(668)	—
Extraordinary loss from early extinguishment of debt, net of tax	—	—	(2,499)	—	—

Net income (loss)	$9,692	$13,268	$4,019	$(19,716)	$(30,363)

Net income (loss) per share (2):
Basic
Continuing operations	$0.47	$0.66	$0.33	$0.15	$0.14
Discontinued operations	$—	$—	$—	$(1.15)	$(1.99)
Extraordinary loss from early extinguishment of debt	$—	$—	$(0.13)	$—	$—
Cumulative effect of adoption of FASB Statement. No. 133	$—	$—	$—	$(0.04)	$—
Net income (loss)	$0.47	$0.66	$0.21	$(1.04)	$(1.86)

Diluted
Continuing operations	$0.45	$0.62	$0.32	$0.15	$0.13
Discontinued operations	$—	$—	$—	$(1.14)	$(1.96)
Extraordinary loss from early extinguishment of debt	$—	$—	$(0.12)	$—	$—
Cumulative effect of adoption of FASB Statement No. 133	$—	$—	$—	$(0.03)	$—
Net income (loss)	$0.45	$0.62	$0.20	$(1.03)	$(1.83)

Shares used to calculate net income (loss) per share:
Basic	20,428	19,991	19,535	19,045	16,350
Diluted	21,521	21,428	20,452	19,219	16,579

Consolidated Balance Sheet Data:
Cash	$22,148	$17,712	$5,956	$26,270	$1,548
Working capital	31,860	23,833	7,917	4,470	43,327
Total assets	37,383	31,803	18,404	44,691	67,224
Long-term debt, including current portion	—	—	—	22,085	21,766
Shareholders’ equity	32,691	24,433	8,388	3,685	22,910

Footnotes

(1)	Loss from discontinued operations reflects the operations of Emergent-Central in 2000 and Emergent-East in 2001. See Note 6 to the Consolidated Financial Statements.

(2)	Net income (loss) per share was computed as explained in Note 1 to the Consolidated Financial Statements.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     SM&A is a consulting firm who is the world’s leading provider of competition management services, and a leading provider of high-value performance assurance services. Under these two service lines, our approximately 300 employees and consultants provide strategy, proposal management, program management, systems engineering, expert support, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, information technology, architect and engineering sectors. Since 1982, we have managed more than 900 proposals worth more than $300 billion for our clients and have achieved an 85% win rate on awarded contracts.

RESULTS OF CONTINUING OPERATIONS

     The following table sets forth certain historical operating results as a percentage of revenue:

	Years Ended December 31,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Cost of revenue	54.8	54.9	58.2

Gross margin	45.2	45.1	41.8
Selling, general and administrative expenses	23.8	19.0	22.5

Operating income	21.4	26.1	19.3
Income from continuing operations	14.1%	17.6%	11.8%

     The foregoing fiscal year comparison does not include the discontinued operations of Emergent Information Technologies-Central (“Emergent-Central”) and Emergent Information Technologies-East (“Emergent-East”). See “Discontinued Operations.”

Comparison of Fiscal Years Ended December 31, 2004, 2003 and 2002

     Revenue. We derive our revenue from the various consulting services that we provide which are grouped under service lines entitled competition management and performance assurance. Revenue decreased $6.6 million, or 8.8% to $69.0 million for the year ended 2004, compared to $75.6 million for the same period of the prior year. The decrease was caused by some of our existing programs under our performance assurance services which reached a level of maturation in which our services are coming to a conclusion. In addition, the decrease was due to delays by the federal government to issue planned requests-for-proposals (RFP), which affected our competition management revenue, and delays in the start up of some awarded programs, which affected our performance assurance revenues. These delays were caused by the funding required to fight the war on terror in Iraq and Afghanistan, election year uncertainties, and NASA’s reprioritization.

     We have traditionally been heavily concentrated in the aerospace and defense sector which leaves us susceptible to market fluctuations caused by events such as the war on terrorism and election year uncertainties. In 2003 we initiated a strategic goal of diversifying ourselves outside of our traditional aerospace and defense concentration by offering our services to new customers in new verticals. Our efforts have produced strong results. We have added 28 and 15 new customers for the years ended December 31, 2004 and 2003, respectively. Of the 28 and 15 new customers, 46% and 47% are in verticals outside of our traditional aerospace and defense concentration and accounted for 8.9% and 3.2% of our total revenues in 2004 and 2003, respectively.

     For the year ended 2003, revenue increased $20.5 million, or 37.3% to $75.6 million, compared to $55.1 million for the same period of the prior year. The increase in revenues from our top five customers grew 27.7% to $66.7 million compared to $48.2 million in the prior year. Our remaining customer base revenues increased 23.3% to $8.9 million compared to $6.9 million in the prior year. This increase in growth is directly related to our hiring of more account executives which enabled us to penetrate deeper into our existing customer base and focus on developing other vertical markets. We successfully continued to diversify our customer base by adding fifteen new customers in 2003 which reduced our overall percentage of customers in the aerospace and defense industry.

     Gross Margin. Gross margin decreased $2.9 million, or 8.4% to $31.2 million for the year ended 2004 compared to $34.1 million for the same period of the prior year. The decrease in gross margin dollars was due to the decrease in revenue. As a percentage of revenue, gross margin of 45.2% was consistent with 45.1% for the same period of the prior year. We received approximately $1.8 million in “win incentives” in 2004 compared to approximately $500,000 in 2003. We offer some of our clients a “win incentive discount” which is defined as a discounted bill rate that we can recoup if our client wins their proposal or subsequently chooses not to bid after the proposal development process has begun. This increase in win incentives was offset by an increase in benefits and commission expenses.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

     For the year ended 2003, gross margin increased $11.1 million, or 48.1%, to $34.1 million compared to $23.0 million for the same period of the prior year. The increase in gross margin dollars was directly related to the increase in our revenues. As a percentage of revenue, gross margin increased to 45.1% for the year ended 2003 compared to 41.8% for the same period of the prior year. The gross margin as a percentage of revenue increase was attributable to four factors. First, we saw an increase in revenues coming from competition management compared to performance assurance. Revenue coming from competition management was 53% of 2003 revenues as compared to 46% in 2002. Our competition management revenue carried a moderately higher gross margin during this period. Second, we moderately increased our billing rates in June 2003, which affected new contracts entered into after June 2003. Third, we reduced our travel expenses related to our service offerings; lastly, we received approximately $500,000 in “win incentives” in 2003 compared to approximately $100,000 in 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for our executive, sales and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses increased $2.1 million, or 14.9%, to $16.5 million for the year ended 2004, as compared to $14.3 million for the same period of the prior year. As a percentage of revenue, our selling, general and administrative expenses increased to 23.9% for the year ended 2004, compared to 19.0% for the same period of the prior year. The increase in expense was due to $2.7 million of expenses related to the continued increase in the hiring of our account executives, including their travel related expenses, related infrastructure support costs, and approximately $500,000 in expenses related to the implementation of Section 404 of the Sarbanes-Oxley Act. This increase of $3.2 million was offset by a $600,000 reduction in other professional fees, and $500,000 reduction in expenses relating to an employee all hands offsite event held in 2003, but not in 2004.

     For the year ended December 31, 2003, our SG&A expense increased by $2.0 million, or 15.9%, to $14.3 million for the year ended December 31, 2003, as compared to $12.4 million for the year ended December 31, 2002. As a percentage of revenue, selling, general and administrative expenses decreased to 19.0% for year ended December 31, 2003, compared to 22.5% for the prior year period. The increase in expense was attributable to wages and infrastructure costs required to support the growth of our business.

     Operating Income. Operating income decreased by $5.0 million, or 25.4%, to $14.7 million for the year ended 2004 compared to $19.7 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 21.4% for 2004 compared to 26.1% for the same period of the prior year. The decrease in amount and as a percentage of revenue, compared to the same prior of the prior year, was due to the decrease in revenue and the increase in our selling, general and administrative expenses as described above.

     For 2003, operating income increased by $9.1 million, or 85.6%, to $19.7 million, compared to $10.6 million for the same period of the prior year. As a percentage of revenue, operating income increased to 26.1% for 2003 as compared to 19.3% for the same period of the prior year. Operating income increased as a result of our revenue growth and improved gross margins, less the increase in selling, general and administrative expenses.

     Interest (Income) Expense, net. Interest income net, increased by $119,000, or 163.0%, to $192,000 for 2004 compared to interest (income) net of $73,000 for the same period of the prior year. This increase is attributable to interest earned on our increased cash and cash equivalents balance for the year ended 2004 compared to the same period of the prior year.

     For the year ended 2003, interest (income) net was $73,000 compared to interest expense net of $865,000 for the same period of the prior year. The fluctuation primarily resulted from the related levels of debt for the respective years, the amortization of debt discount, and interest expense on our interest rate swap.

     Income Tax Expense. Our effective tax rate for 2004 was 35.0% compared to 33.0% and 33.3% for 2003 and 2002, respectively. In the fourth quarter of 2004, the Company received a federal income tax refund related to the 1998 audit of one of our discontinued operations, which was higher than accrued for, which resulted in a benefit in the current year. The refund added approximately $0.02 per diluted share in 2004.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

     In March 2003, the Internal Revenue Service completed their examination for the calendar years 1998 through 2001. Based on the conclusion of the examination, we recorded a decrease in our tax contingency reserve leading to a reduction of income tax expense of $0.05 per diluted share in the first quarter of 2003. The improvement in our tax rate in 2002 was related to the “Job Creation and Workers Assistance Act of 2002”, (the “Act”) which was enacted in February 2002. The Act allowed us to benefit from certain net operating losses that we otherwise would not have been able to benefit. In this regard, in October 2002, we entered into negotiations to, among other things, amend selected sections of the Stock Purchase and Sale Agreement with L-3 Communications Corporation related to the disposition of Emergent East. The resulting amendment to that Agreement allowed us to realize an immediate additional net tax benefit under the Act of $627,000.

Discontinued Operations

     Refer to note 6 of the attached consolidated financial statements.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

LIQUIDITY AND CAPITAL RESOURCES

     The Company continued to generate cash flow from operating activities in 2004. Cash flow from operating activities was $8.3 million for 2004, compared to $11.2 million for 2003. The decrease for 2004 was primarily due to the decrease in sales and increase in selling, general and administrative expenses. Our day sales outstanding (DSO), which represents the average number of days to collect our invoices, was 67 days which is comparable to our four year average of 64 days.

     In 2004 and 2003, we spent $718,000 and $548,000, respectively, to purchase fixed assets to support our existing infrastructure and fund future growth.

     Cash receipts related to our employees’ participation in both our stock option and employee stock purchase plan was $2.1 and $2.2 million for the years ended 2004 and 2003, respectively. No dividends were paid in 2004.

     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan will be restored to the status of authorized but unissued shares. As of December 31, 2004, we have repurchased 625,500 shares at a total cost of $4.6 million.

     In April 2004, the Company renewed its previous revolving credit agreement. The renewed agreement allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The new revolving credit agreement expires in April 2005. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restrict the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At December 31, 2004, we had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000, which expires on October 1, 2005, and we had $9.9 million in availability.

     Our contractual obligations are as follows at December 31, 2004:

Contractual Obligations
Payments Due By Period		1 Year	1-3	3-5	After 5
(In thousands)	Total	or Less	Years	Years	Years
Operating leases	$7,464	$969	$1,967	$1,943	$2,585
Operating leases related to discontinued operations, net of subleases	817	369	448	—	—

Total	$8,281	$1,338	$2,415	$1,943	$2,585

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

     We believe working capital available under the line of credit that expires in April 2005, cash and cash equivalents on hand, and cash generated by continuing operations will be sufficient to fund operations for at least the next twelve months. We believe we will be able to extend or replace the line of credit when it expires.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Those estimates are based on our experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies to our company:

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

     Allowance for Doubtful Accounts. We must make estimates of potential future uncollectible accounts receivable related to current period revenue. Management exercises its best business judgment and reasonable assumptions and estimates in establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our revenue for any period dependent upon the best business judgment and reasonable estimates invoked by management in calculating these rent estimates. We specifically analyze accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $13.2 million, net of allowance for doubtful accounts of $200,000 as of December 31, 2004.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”), which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the required effective date (the beginning of the first interim or annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in the third quarter of 2005, the Company will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in its statement of operations rather than as pro-forma disclosure in the notes to the financial statements. The Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 and it is evaluating the requirements under SFAS 123R. Such adoption may have a substantial impact on its consolidated statements of operations and earnings per share.

ITEM 7a—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We currently have no instruments that are sensitive to market risk.

ITEM 8—CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Our Consolidated Financial Statements are annexed to this Report as pages F-3 through F-16. An index to such materials appears on page
F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A — CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

     In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

     Management’s Report on Internal Control over Financial Reporting

     The management of SM&A (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

     As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2004.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of SM&A

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SM&A maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SM&A’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SM&A maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SM&A maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of SM&A and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orange County, California
February 25, 2005

Item 9B—Other Information

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2005 Annual Meeting of Stockholders to be filed with the SEC in April 2005, pursuant to Regulation 14A.

Code of Business Conduct

     The Company has adopted a Code of Business Conduct applicable to all employees. This Code is applicable to Senior Financial Executives including the principal executive officer, principal financial officer and principal accounting officer of the Company. SM&A’s Code of Business Conduct is available on the Company’s Web site at www.smawins.com under “Investor Relations—Corporate Governance.” The Company intends to post on its web site any amendments to, or waivers from its Code of Business Conduct applicable to Senior Financial Executives. A free copy is available upon request.

ITEM 11 - EXECUTIVE COMPENSATION

     Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2005 Annual Meeting of Stockholders to be filed with the SEC in April 2005, pursuant to Regulation 14A.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Issuer Purchases of Equity Securities

			Total
			Number of	Approximate
			Shares	$ Value of
			Purchased	Shares That
	Total	Average	as Part of a	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan	Plan

Beginning balance	—	$—	—	$7,000,000
May 1, 2004 to May 31, 2004	17,500	8.02	17,500	6,859,615
June 1, 2004 to June 30, 2004	16,700	7.99	34,200	6,726,138
July 1, 2004 to July 31, 2004	19,400	8.05	53,600	6,570,000
August 1, 2004 to August 31, 2004	109,600	8.01	163,200	5,692,000
September 1, 2004 to September 30, 2004	168,800	6.97	332,000	4,515,000
October 1, 2004 to October 31, 2004	269,400	7.22	601,400	2,571,000
November 1, 2004 to November 30, 2004	23,400	8.05	624,800	2,383,000
December 1, 2004 to December 31, 2004	700	8.19	625,500	2,377,000

Total	625,500	$7.39	625,500

     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan will be restored to the status of authorized but unissued shares. As of December 31, 2004, we have repurchased 625,500 shares at a total cost of $4.6 million.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT – (continued)

     Included in the table above is a block transaction for 87,500 shares at a cost of $595,000 in which we facilitated the exercising of stock options and the purchase of the related shares upon the retirement of our former Board of Director, Luther Nussbaum.

     Additional information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2005 Annual Meeting of Stockholders to be filed with the SEC in April 2005, pursuant to Regulation 14A.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2005 Annual Meeting of Stockholders to be filed with the SEC in April 2005, pursuant to Regulation 14A.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2005 Annual Meeting of Stockholders to be filed with the SEC in April 2005, pursuant to Regulation 14A.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     All other financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
SM&A

We have audited the accompanying consolidated balance sheets of SM&A as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SM&A at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SM&A’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified audit opinion thereon.

/s/ ERNST & YOUNG LLP

Orange County, California
February 25, 2005

SM&A

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$22,148	$17,712
Accounts receivable, net of allowance of $200 and $387	13,198	12,178
Prepaid expenses and other current assets	252	310
Deferred income taxes	539	752

Total current assets	36,137	30,952
Fixed assets, net	1,037	723
Other assets	209	128

	$37,383	$31,803

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,192	$683
Accrued compensation and related benefits	1,793	3,637
Income taxes payable	565	1,440
Net liabilities of discontinued operations	727	1,359

Total current liabilities	4,277	7,119
Deferred income taxes	242	45
Other liabilities	173	206

Total liabilities	4,692	7,370

Commitments and contingencies

Shareholders’ equity:
Preferred stock: Authorized 10,000,000 shares. None issued and outstanding	—	—
Common stock, no par value: Authorized 50,000,000 shares. Issued and outstanding 20,218,342 and 20,336,167, respectively	50,781	52,215
Accumulated deficit	(18,090)	(27,782)

Total shareholders’ equity	32,691	24,433

	$37,383	$31,803

See accompanying notes to consolidated financial statements.

SM&A

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenue	$68,954	$75,593	$55,057
Cost of revenue	37,761	41,533	32,059

Gross margin	31,193	34,060	22,998
Selling, general and administrative expenses	16,471	14,329	12,369

Operating income	14,722	19,731	10,629

Interest income (expense)	192	73	(859)

Income from continuing operations before income taxes	14,914	19,804	9,770

Income tax expense	5,222	6,536	3,252

Income from operations	9,692	13,268	6,518

Extraordinary loss from early extinguishment of debt, net of income taxes	—	—	(2,499)

Net income	$9,692	$13,268	$4,019

Net income per share – Basic
Continuing operations	$0.47	$0.66	$0.33
Extraordinary loss from early extinguishment of debt	$—	$—	$(0.13)
Net income	$0.47	$0.66	$0.21

Net income per share – Diluted
Continuing operations	$0.45	$0.62	$0.32
Extraordinary loss from early extinguishment of debt	$—	$—	$(0.12)
Net income	$0.45	$0.62	$0.20

Shares used in calculating net income per share:
Basic	20,428	19,991	19,535
Diluted	21,521	21,428	20,452

See accompanying notes to consolidated financial statements.

SM&A

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

			Retained
	Common Stock		Earnings	Total
	Shares		(Accumulated	Shareholders’
	Outstanding	Amount	Deficit)	Equity
Balances at December 31, 2001	19,278	48,754	(45,069)	3,685
Net income and comprehensive income	—	—	4,019	4,019
Shares issued upon exercise of options	267	437	—	437
Income tax effect from exercise of stock options	—	19	—	19
Shares issued for employee stock purchase plan	156	228	—	228

Balances at December 31, 2002	19,701	$49,438	$(41,050)	$8,388
Net income and comprehensive income	—	—	13,268	13,268
Shares issued upon exercise of options	535	1,696	—	1,696
Income tax effect from exercise of stock options	—	571	—	571
Shares issued for employee stock purchase plan	100	510	—	510

Balances at December 31, 2003	20,336	$52,215	$(27,782)	$24,433
Net income and comprehensive income	—	—	9,692	9,692
Shares purchased under repurchase program	(626)	(4,623)	—	(4,623)
Shares issued upon exercise of options	419	1,355	—	1,355
Income tax effect from exercise of stock options	—	1,088	—	1,088
Shares issued for employee stock purchase plan	89	746	—	746

Balances at December 31, 2004	20,218	$50,781	$(18,090)	$32,691

See accompanying notes to consolidated financial statements.

SM&A

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,692	$13,268	$4,019
Adjustments to reconcile net income to net cash provided by operating activities:
Change in fair value of interest rate swap	—	—	(6)
Depreciation and amortization	368	274	260
Loss (gain) on disposal of fixed assets	36	(35)	—
Deferred income taxes	410	497	1,920
Amortization of debt issuance costs	—	—	4,165
Income tax effect from exercise of stock options	1,088	571	19
Changes in operating assets and liabilities:
Accounts receivable	(1,020)	(2,217)	(846)
Prepaid income taxes	—	—	1,860
Prepaid expense and other current assets	(23)	98	57
Accounts payable	509	(486)	(994)
Accrued compensation and related benefits	(1,844)	805	(737)
Income taxes payable	(875)	(1,549)	(362)
Other liabilities	(33)	(34)	(69)

Net cash provided by operating activities	8,308	11,192	9,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(718)	(548)	(470)
Decrease in restricted cash	—	—	3,265

Net cash (used in) provided by investing activities	(718)	(548)	2,795

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,101	2,206	665
Payment for repurchase of shares	(4,623)	—	—
Repayment of subordinated notes	—	—	(25,000)
Payment of early payment penalty on subordinated notes	—	—	(1,250)
Payment on termination of interest rate swap agreement	—	—	(1,780)

Net cash (used in) provided by financing activities	(2,522)	2,206	(27,365)

Net increase (decrease) in cash from continued operations	5,068	12,850	(15,284)
Net cash used in discontinued operations	(632)	(1,094)	(5,030)

Net increase (decrease) in cash	4,436	11,756	(20,314)
Cash at beginning of year	17,712	5,956	26,270

Cash at end of year	$22,148	$17,712	$5,956

SUPPLEMENTAL INFORMATION-CASH PAID FOR:
Interest	$—	$21	$1,560

Income taxes	$5,222	$7,770	$135

See accompanying notes to consolidated financial statements.

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003, and 2002

As used herein, “SM&A,” “Company,” “its,” and similar terms include SM&A and subsidiaries, unless the context indicates otherwise.

Note 1. Description of Business and Summary of Significant Accounting Policies

     Description of Business. SM&A is a consulting firm who is a provider of competition management and high-value performance assurance services. Under these two service lines, our approximately 300 employees and consultants provide strategy, proposal management, program management, systems engineering, expert support, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, information technology, architect and engineering sectors. The Company operates in one business segment and conducts substantially all of its business in the United States.

     Principles of Consolidation. The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates made in preparing the financial statements include the allowance for doubtful accounts, reserves for discontinued operations, and income tax valuation allowances.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Revenue Recognition. The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The majority of the Company’s services are provided under “time and expenses” billing arrangements and revenue is recognized on the basis of hours utilized, and other reimbursable contract costs incurred during the period. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenue is also derived from success fees offered to clients as a pricing option, and recorded as revenue only upon the attainment of the specified incentive criteria. Success fees are not billable and revenue is not recorded until the client wins a contract.

     Concentrations of Credit Risk and Major Customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company’s accounts receivable are derived from revenue earned from customers primarily in the United States. The majority of the Company’s receivables are from large companies in the aerospace and defense industries. The Company controls credit risk through credit approvals and monitoring procedures and, generally, does not require collateral or other security to support financial instruments subject to credit risk. Management must make estimates regarding the collection of its accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company’s accounts receivable balance was $13.2 million and $12.2 million, net of allowance for doubtful accounts of $200,000 and $387,000 at December 31, 2004 and 2003, respectively. Credit losses have historically been within management’s expectations.

     Customers accounting for more than 10% of the Company’s revenue and accounts receivable are as follows:

	Revenue
	Year Ended December 31,			Accounts Receivable at
	2004	2003	2002	December 31, 2004
The Boeing Company	30.1%	26.1%	22.5%	30.8%
Lockheed Martin Corporation	22.7	36.0	31.9	22.7
Accenture LTD.	15.7	15.0	11.7	18.2
The Raytheon Company	*	*	12.3	*

Total	68.5	77.1	78.4	71.7

*	Less than 10%

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies – (continued)

     Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable, payables, and accrued liabilities are measured at cost and approximate their respective fair values because of the short maturities of these instruments.

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

     Fixed Assets. Fixed assets are stated at cost less accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are being amortized over the shorter of the useful life or lease term.

     Marketing and Advertising Expense. Marketing expenses consist of advertising, promotional and public relations expenditures. The Company expenses general media advertising costs as incurred. Advertising expense and other promotional costs are $406,000, $337,000 and $376,000 in 2004, 2003, and 2002, respectively. There are no prepaid advertising costs included in prepaid expenses and other current assets at December 31, 2004 and 2003.

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

	Years Ended December 31,
	2004	2003	2002

Net income — as reported	$9,692	$13,268	$4,019
Proforma compensation expense, net of taxes	(928)	(383)	(619)

Net income — SFAS No. 123 pro forma	$8,764	$12,885	$3,400

Basic income per share — as reported	$0.47	$0.66	$0.21
Proforma compensation expense, net of taxes	(0.04)	(0.01)	(0.04)

Basic income per share — SFAS No. 123 pro forma	$0.43	$0.65	$0.17

Diluted income per share — as reported	$0.45	$0.62	$0.20
Proforma compensation expense, net of taxes	(0.04)	(0.02)	(0.03)

Diluted income per share — SFAS No. 123 pro forma	$0.41	$0.60	$0.17

     The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2004	2003	2002
Stock volatility	91.14%	99.41%	102.78%
Risk-free interest rate	3.28%	2.99%	2.99%
Option term in years	3.19	3.35	2.47
Stock dividend yield	N/A	N/A	N/A

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

     Net Income Per Share. Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the periods presented, assuming the exercise of all in-the-money stock options. Common stock equivalent shares have not been included where inclusion would be anti-dilutive.

     The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	2004	2003	2002
Denominator for basic income per Common share-weighted average shares	20,428	19,991	19,535
Incremental common shares attributable to dilutive outstanding stock options	1,093	1,437	917

Denominator for diluted income per common share	21,521	21,428	20,452

     Anti-dilutive shares excluded from the foregoing reconciliation are 525,660 and 39,862 and 918,680 for 2004, 2003, and 2002, respectively.

     Comprehensive Income. Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In addition to net income, comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income include foreign currency exchanges and unrealized gains and losses on investments classified as available for sale. For the years ended December 31, 2004, 2003 and 2002, comprehensive income equaled net income.

     Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”), which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the required effective date (the beginning of the first interim or annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies-(continued)

application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in the third quarter of 2005, the Company will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in its statement of operations rather than as pro-forma disclosure in the notes to the financial statements. The Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 and it is evaluating the requirements under SFAS 123R. Such adoption may have a substantial impact on its consolidated statements of operations and earnings per share.

Note 2. Fixed Assets

     A summary of fixed assets follows at December 31 (in thousands):

	2004	2003
Computer equipment	$1,514	$899
Furniture and equipment	156	119
Leasehold improvements	222	204

	1,892	1,222
Less accumulated depreciation and amortization	(855)	(499)

	$1,037	$723

     Depreciation expense was $368,000 and $274,000 and $260,000 in 2004, 2003 and 2002, respectively, of which $43,000 and $19,000 and $0 are included in cost of sales, and $325,000 and $255,000 and $260,000 are included in selling, general and administrative expenses for the years ended December 31, 2004, 2003, and 2002, respectively.

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

     The Company entered into a contract in April 2002 with ProView, a subsidiary of the Precept Group. The Company has agreed to outsource its employee benefits administration to ProView. The contract value was determined through a review of prevailing market rates for such services. Under this contract, the Company paid $34,000, $25,000 and $12,000 during the years ended December 31, 2004, 2003, and 2002, respectively.

     The Company entered into an agreement with SummitJets, an aircraft leasing company owned by our Chairman and Chief Executive Officer. Under this agreement, the Company incurred expenses of $139,000 and $49,000 and $48,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Of the $139,000 expensed in 2004, $15,000 was unpaid and included in accounts payable as of December 31, 2004.

     One of the members of the Company’s Board of Directors assisted in brokering the Company’s excess real estate related to the sale of its discontinued operations. The Company paid the board member $44,300 during the year ended December 31, 2002 for these services.

     Two officers of the Company serve on the Board of Directors of two not-for-profit agencies. The Company has provided charitable donations to these two not-for-profit agencies in the amount of $28,000 in 2004.

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Related Party Transactions – (continued)

     In October 2004, the Company facilitated the exercising of stock options upon the retirement of our former member of the Board of Directors, Luther Nussbaum. Upon the exercising of the options, the Company repurchased 87,500 shares for a total discounted cost of $595,000. We purchased the shares at a 3.6% discount.

Note 4. Revolving Line of Credit and Interest Rate Swap

     In April 2004, the Company renewed its previous revolving credit agreement. The renewed agreement allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The new revolving credit agreement expires in April 2005. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenant which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At December 31, 2004, we had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000, which expires on October 1, 2005 and we had $9.9 million in availability.

Note 5. Long-Term Debt

     The Company had no long-term debt outstanding at December 31, 2004 and 2003.

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

     The value of the common stock issued and related financing costs of $3.5 million were reflected as a discount on the Notes and amortized over the term of the Notes. In January 2002, the Subordinated Debt Agreement was paid in full from the proceeds of the sale of Emergent-East. In connection with the repayment, the Company incurred a prepayment penalty of $1.25 million, and wrote-off the remaining original issue discount and debt issuance costs. This retirement of the Senior Subordinated Notes resulted in a loss of $2.5 million, net of tax, which is reflected as an extraordinary item in the accompanying Statement of Income for the year ended December 31, 2002.

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

     On August 2, 2000, the Company’s Board of Directors adopted a plan to discontinue the operations of Emergent-Central, a business segment formed in 1999. Accordingly, the operating results of Emergent Central, including provisions for estimated losses during the phase-out period, facility lease costs, and other shut down expenses incurred in connection with the disposal are accrued.

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Discontinued Operations – (continued)

     Liabilities of the discontinued businesses at December 31, 2004, as displayed in the table below, consisted of reserves for lease termination costs.

	Beginning	Amounts	Amounts	Ending
	Balance	Added	Paid	Balance
2004
Discontinued Operations	$1,359	$—	$(632)	$727

2003
Discontinued Operations	$2,453	$—	$(1,094)	$1,359

2002
Discontinued Operations	$7,483	$—	$(5,030)	$2,453

Note 7. Income Taxes

     Significant components of income tax expense attributable to income from continuing operations before discontinued operations and extraordinary item consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2004:
Federal	$4,324	337	4,661
State	488	73	561

	$4,812	410	5,222

Year ended December 31, 2003:
Federal	$4,379	$381	$4,760
State	1,661	115	1,776

	$6,040	$496	$6,536

Year ended December 31, 2002:
Federal	$1,047	$1,639	$2,686
State	285	281	566

	$1,332	$1,920	$3,252

     The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate before discontinued operations and extraordinary item:

	2004	2003	2002
Income taxes at statutory federal rates	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.4	5.8	5.8
Reduction in liability related to a tax examination	(3.6)	(7.8)	—
Utilization of net operating losses	—	—	(6.6)
Other	1.2	—	(0.9)

	35.0%	33.0%	33.3%

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes – (continued)

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	2004	2003
Deferred tax assets:
Accrued expenses	$140	$134
Allowance for doubtful accounts	91	170
Capital loss carryover	1,537	1,543
Discontinued operations accrual	328	596

Total deferred tax assets before valuation allowance	2,096	2,443

Valuation allowance	(1,537)	(1,543)

Total deferred tax assets	559	900

Deferred tax liabilities:

Prepaid expenses	(99)	(94)
Depreciation	(126)	(45)
Other	(37)	(54)

Total deferred tax liabilities	(262)	(193)

Net deferred tax assets	$297	$707

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

     During 2004, the Company received a federal income tax refund related to the 1998 IRS audit of one of its discontinued operations, which was higher than previously accrued for. During 2003, the Internal Revenue Service completed their examination related to the years 1998 through 2001. Based on the favorable conclusion of their examination, the Company recorded a reduction in its tax contingency of $1.5 million.

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

     At December 31, 2004, the Company had a capital loss carryover of approximately $3.5 million that expires in 2006. The Company has recorded a full valuation allowance against this deferred tax asset since the Company does not anticipate that it will have sufficient capital gains to utilize the carryover before it expires.

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Stock-Based Compensation and Employee Benefit Plans

     Stock Option Plan. In 1997, the Company adopted the 1997 Stock Option Plan, later amended and restated (the “Option Plan”), under which incentive and non-statutory stock options to acquire shares of our common stock may be granted to officers, employees, and consultants. The Option Plan is administered by the Board of Directors and permits the issuance of up to 4,000,000 shares of the Company’s common stock. Incentive stock options must be issued at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options granted under the Option Plan vest over various terms up to ten years and are exercisable over a period of time, not to exceed ten years, and are subject to other terms and conditions specified in each individual employee option agreement. A summary of employee stock options is as follows:

			Weighted
			Average
		Weighted	Fair Value
		Average	of
	Number of	Exercise	Options	Options
	Options	Price	Granted	Exercisable
Outstanding as of December 31, 2001	3,088,229	$4.40		1,278,537
Granted	583,000	3.06	$1.83
Exercised	(316,425)	1.39
Canceled	(595,584)	5.57

Outstanding as of December 31, 2002	2,759,220	$4.20		1,328,552
Granted	277,250	7.09	$4.64
Exercised	(534,814)	3.17
Canceled	(610,514)	9.84

Outstanding as of December 31, 2003	1,891,142	$3.10		847,628
Granted	753,500	9.71	$5.88
Exercised	(424,652)	3.21
Canceled	(172,569)	4.07

Outstanding as of December 31, 2004	2,047,421	$5.43		887,438

     The following table summarizes information concerning stock options outstanding at December 31, 2004:

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.0000 - 2.8625	755,896	5.6	1.49	611,376	1.50
$2.8626 - 5.7250	422,025	7.5	3.44	200,512	3.42
$5.7251 - 8.5875	281,900	9.6	7.80	525	6.19
$8.5876 - 11.4500	294,600	9.1	9.78	18,650	9.43
$11.4501 - 14.3125	293,000	9.0	11.78	56,375	11.76

	2,047,421	7.5	5.43	887,438	2.75

     Employee Stock Purchase Plan. In 1999, the Company adopted an Employee Stock Purchase Plan, later amended and restated (the “ESPP”). Under the ESPP, shares of the Company’s common stock may be purchased at three-month intervals at 95% of the lower of the fair market value on the first or the last day of each three-month period. Employees may elect to have a maximum of 15% of their gross bi-weekly compensation withheld during any offering period. The total authorized shares currently allocated to the ESPP reserve are 1,300,000 and as of December 31, 2004, 1,159,059 shares have been distributed to participants.

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Stock-Based Compensation and Employee Benefit Plans – (continued)

     Defined Contribution Plans. The SM&A 401(k) Plan and Trust (the “Plan”) is a defined contribution plan. The Plan includes a tax-deferred 401(k) provision and applies to all employees. Contributions are made to the Plan by employees and the Company. The Plan permits employee contributions up to 20% of eligible compensation with Company matching, supplemental contributions for certain classes of employees based on performance criteria, and profit sharing under certain conditions. The Company’s matching contribution was $360,000, $121,000 and $35,000 for the years ended December 31, 2004, 2003, and 2002.

     Shares Reserved for Future Issuance. At December 31, 2004, the Company had reserved 625,063 shares for future issuance under the stock option plan and 140,941 shares under the employee stock purchase plan.

Note 9. Commitments and Contingencies

     Leases. The Company currently leases office facilities and property and equipment under non-cancelable operating leases. Rental expense under operating lease agreements relating to our continuing operations for 2004, 2003, and 2002 was $725,000, $685,000, and $487,000, respectively. The aggregate future minimum rental to be received under our noncancelable subleases relating to our discontinued operations as of December 31, 2004 was $1.4 million. Future minimum lease payments are as follows for the years ending December 31 (in thousands):

		Discontinued
	Continuing	Operations, net of
	Operations	subleases
2005	$969,000	$369,000
2006	985,000	338,000
2007	982,000	110,000
2008	972,000	—
2009	971,000	—
Thereafter	2,585,000	—

Total	$7,464,000	$817,000

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

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Quarterly Financial Data (Unaudited)

     The following summarized unaudited quarterly financial data has been prepared using the Company’s consolidated financial statements (in thousands, except per share data):

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$18,487	$16,159	$16,078	$18,230	$68,954
Gross margin	$8,343	$7,489	$7,075	$8,286	$31,193
Net income	$2,940	$2,283	$1,667	$2,802	$9,692
Net income per share — Basic	$0.14	$0.11	$0.08	$0.14	$0.47
Net income per share — Diluted	$0.14	$0.11	$0.08	$0.13	$0.45
Shares used in calculating net income per share
Basic	20,409	20,541	20,512	20,259	20,428
Diluted	21,740	21,661	21,492	21,146	21,521

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$18,745	$18,782	$18,704	$19,362	$75,593
Gross margin	$8,033	$8,313	$8,569	$9,145	$34,060
Net income	$3,778	$2,890	$2,872	$3,728	$13,268
Net income per share — Basic	$0.19	$0.15	$0.14	$0.18	$0.66
Net income per share — Diluted	$0.19	$0.14	$0.13	$0.17	$0.62
Shares used in calculating net income per share
Basic	19,728	19,876	20,113	20,241	19,991
Diluted	20,153	21,360	21,610	21,729	21,428

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions			Balance
	Balance	Charge			at the
	at the Beginning	to	Recoveries		End
	of the	Bad Debts	and	Deductions/	of the
	Period	Expense	Other	Write-Offs	Period
2004
Allowance for Doubtful Accounts	$387	$(140)	$—	$(47)	$200

2003
Allowance for Doubtful Accounts	$439	$(27)	$—	$(25)	$387

2002
Allowance for Doubtful Accounts	$535	$51	$—	$(147)	$439

     The Company specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based on this analysis, the Company reduced the allowance for doubtful accounts by $140,000 and $27,000 in 2004 and 2003, respectively.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A
By:	/s/ Steven S. Myers

Steven S. Myers Chairman and Chief Executive Officer Dated: March 9, 2005

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

Name	Title	Date
/s/ Steven S. Myers	Chairman of the Board and

Steven S. Myers	Chief Executive Officer (Principal Executive Officer)	March 9, 2005

/s/ Cathy L. Wood Cathy L. Wood	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 9, 2005

/s/ William C. Bowes William C. Bowes	Director	March 9, 2005

/s/ J. Christopher Lewis	Director	March 9, 2005
J. Christopher Lewis

/s/ Albert S. Nagy	Director	March 9, 2005
Albert S. Nagy

/s/ Joseph B. Reagan	Director	March 9, 2005
Joseph B. Reagan

/s/ Robert Rodin	Director	March 9, 2005
Robert Rodin

/s/ John P. Stenbit	Director	March 9, 2005
John P. Stenbit

/s/ Robert J. Untracht	Director	March 9, 2005
Robert J. Untracht

INDEX TO EXHIBITS

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Amended and Restated Employee Stock Purchase Plan. (6)

10.3	Office Facility Lease. (7)

10.4	Amendment No. 1 to Office Facility Lease. (8)

10.5	Employment Agreement of Steven S. Myers. (9)

10.6	Amendment No. 1 to Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 2 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 3 to Employment Agreement of Steven S. Myers. (12)

10.9	Amendment No. 4 to Employment Agreement of Steven S. Myers. (13)

10.10	Amendment No. 5 to Employment Agreement of Steven S. Myers. (14)

10.11	Employment Agreement of Cathy L. Wood. (15)

10.12	Amendment No. 1 to Employment Agreement of Cathy L. Wood.(16)

10.13	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (17)

10.14	Amendment No. 3 to Employment Agreement of Cathy L. Wood. (18)

10.15	Amendment No. 4 to Employment Agreement of Cathy L. Wood. (19)

10.16	Employment Agreement of Bennett C. Beaudry. (20)

10.17	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (21)

10.18	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (22)

10.19	Amendment No. 3 to Employment Agreement of Bennett C. Beaudry. (23)

10.20	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (24)

10.21	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (25)

Exhibits – continued

10.22	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (26)

10.23	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (27)

10.24	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (28)

10.25	Consultant Agreement of Bowes Enterprises. (29)

10.26	Consultant Agreement of Joseph B. Reagan. (30)

21.1	Subsidiaries of the Registrant. (31)

23.1	Consent of Independent Registered Public Accounting Firm. (32)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (33)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (34)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (35)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (36)

Footnote #
(1)	Filed on November 27, 2001as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(7)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(8)	Filed on October 22, 2004 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(9)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(11)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(11)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(13)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on October 22, 2004 as Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(16)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(17)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(18)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(19)	Filed on October 22, 2004 as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(20)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference

(21)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(22)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(23)	Filed on October 8, 2004 as Exhibit 99.1 to the registrant’s current report on 8-K and incorporated herein by reference.

(24)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(25)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(26)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(27)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(28)	Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(29)	Filed on October 22, 2004 as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(30)	Filed on October 22, 2004 as Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(31)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(32)	Filed herewith.

(33)	Filed herewith.

(34)	Filed herewith.

(35)	Filed herewith.

(36)	Filed herewith.

(b) Reports on Form 8-K:

Form 8-K dated and filed on October 8, 2004, to report Amendment No. 3 to the Employment Agreement with Bennett C. Beaudry, President and COO of the Company.

Form 8-K dated and filed on October 18, 2004, to report the issuance of a press release announcing financial results for the fiscal quarter ended September 30, 2004.

Form 8-K dated and filed on October 28, 2004, to report the issuance of a press release announcing a five-year contract with PricewaterhouseCoopers Washington Federal Practice (PwC WFB).

Form 8-K dated and filed on December 20, 2004, to report the issuance of a press release updating guidance for the full year 2004 and providing guidance for the year 2005.