Form 10-Q
period 2005-03-31
SM&A
filed 2005-04-14
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23585

SM&A

(Exact name of registrant as specified in its charter)

California	33-0080929
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes ☑     No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005

Common stock, no par value	20,321,930 shares

SM&A

INDEX

PART I. FINANCIAL INFORMATION

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “Additional Factors that may Affect Future Results” under Item 2, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 10-14. Because of these and other factors that may effect SM&A’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

SM&A

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31	December 31
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,431	$22,148
Accounts receivable, net	16,466	13,198
Prepaid expenses and other current assets	458	252
Deferred income taxes	420	539

Total current assets	40,775	36,137

Fixed assets, net	1,510	1,037
Other assets	261	209

	$42,546	$37,383

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$930	$1,192
Accrued compensation and related benefits	4,029	1,793
Income taxes payable	834	565
Net liabilities of discontinued operations	599	727

Total current liabilities	6,392	4,277

Deferred income taxes	239	242
Other liabilities	251	173

Total liabilities	6,882	4,692

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock	—	—
Common stock	51,158	50,781
Accumulated deficit	(15,494)	(18,090)

Total shareholders’ equity	35,664	32,691

	$42,546	$37,383

See accompanying notes to consolidated financial statements

SM&A

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Revenue	$20,245	$18,487
Cost of revenue	11,523	10,144

Gross margin	8,722	8,343

Selling, general and administrative expenses	4,922	3,390

Operating income	3,800	4,953

Interest income, net	85	30

Income before income taxes	3,885	4,983

Income tax expense	1,289	2,043

Net income	$2,596	$2,940

Net income per share:
Basic	$0.13	$0.14
Diluted	$0.12	$0.14

Shares used in calculating net income per share:
Basic	20,263	20,409
Diluted	21,085	21,740

See accompanying notes to consolidated financial statements.

SM&A

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,596	$2,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	132	80
Deferred income taxes	116	—
Income tax effect from exercise of stock options	584	—
Changes in operating assets and liabilities:
Accounts receivable	(3,268)	(1,981)
Prepaid expense and other assets	(258)	(37)
Accounts payable	(262)	28
Accrued compensation and related benefits	2,236	(864)
Income taxes payable	269	1,904
Other liabilities	78	(6)

Net cash provided by operating activities	2,223	2,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(605)	(98)

Net cash used in investing activities	(605)	(98)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(583)	—
Proceeds from issuance of common stock	376	668

Net cash (used in) provided by financing activities	(207)	668

Net increase in cash from continuing operations	1,411	2,634
Net cash used in discontinued operations	(128)	(196)

Net increase in cash	1,283	2,438
Cash at beginning of period	22,148	17,712

Cash at end of period	$23,431	$20,150

See accompanying notes to consolidated financial statements

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2005 and 2004
(unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

     The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at March 31, 2005, the consolidated results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. Comprehensive income is equivalent to net income for the three month period ended March 31, 2005 and 2004, respectively.

     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

     The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”), which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the required effective date (the beginning of the first interim or annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in the third quarter of 2005, the Company will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in its statement of operations rather than as pro-forma disclosure in the notes to the financial statements. The Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 and it is evaluating the requirements under SFAS 123R. Such adoption may have a substantial impact on its consolidated statements of income and earnings per share.

Significant Accounting Policies

     Revenue Recognition. We recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collection is reasonably assured. The majority of our services are provided under “time and expenses” billing arrangements and revenue is recognized on the basis of hours worked, plus other reimbursable contract costs incurred during the period. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenue is also

Note 1. Basis of Presentation and Significant Accounting Policies – (Cont’d)

derived from success fees, offered to clients as a pricing option, and recorded as revenue only upon attainment of the specified incentive criteria. Success fees are not billable and revenue is not recorded until the client wins a contract.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Note 2. Net Income Per Share

     The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months
	Ended
	March 31,
	2005	2004
Denominator for basic income per common share weighted average shares outstanding during the period	20,263	20,409
Incremental common shares attributable to dilutive outstanding stock options	822	1,331

Denominator for diluted income per common share	21,085	21,740

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

	Three Months
	Ended March 31,
	2005	2004

Net income — as reported	$2,596	$2,940
Proforma compensation expense, net of taxes	(329)	(214)

Net income — SFAS No. 123 pro forma	$2,267	$2,726

Basic income per share — as reported	$0.13	$0.14
Proforma compensation expense, net of taxes	(0.02)	(0.01)

Basic income per share — SFAS No. 123 pro forma	$0.11	$0.13

Diluted income per share — as reported	$0.12	$0.14
Proforma compensation expense, net of taxes	(0.01)	(0.01)

Diluted income per share — SFAS No. 123 pro forma	$0.11	$0.13

Note 4. Revolving Line of Credit

     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At March 31, 2005, we had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and we had $9.9 million in availability.

Note 5. Income Taxes

     The Company’s effective income tax rates for the three months ended March 31, 2005 and 2004 were 33.2% and 41.0%, respectively. In the first quarter ended March 31, 2005, the Company completed and filed its federal and state income tax returns for the calendar year ended December 31, 2004. Based on the income returns filed, the Company recorded an adjustment to its effective tax rate in the first quarter resulting in a reduction of income tax expense of approximately $208,000, or $0.01 per diluted share.

Note 6. Stockholders’ Equity

     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan will be cancelled. As of March 31, 2005, the Company has repurchased 698,670 shares at a total cost of $5.2 million. We believe we will be able to extend or replace the line of credit when it expires.

     In April 2005, the Company’s Board of Directors authorized an increase to the repurchase plan of $5.0 million increasing the total authorization to repurchase the Company’s common stock to $12.0 million.

Note 7. Related Parties

     The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s Chairman and Chief Executive Officer. The lease rate was determined through a review of prevailing market rates for such services. During the three months ended March 31, 2005 and 2004, the Company recorded an expense of $20,000 and $48,000 respectively. The expense is included in selling, general and administrative expenses. Of the $20,000 expensed during the three months ended March 31, 2005, $20,000 was unpaid and included in accounts payable as of March 31, 2005.

     In March 2005, the Company facilitated the exercising of stock options upon the retirement of our former member of the Board of Directors, Jack Woodhull. Upon the exercising of the options, the Company repurchased 15,000 shares for a total discounted cost of $117,000. The Company purchased the shares at a 3.6% discount.

Note 8. Discontinued Operations

     In 2002 and 2001, the Company sold and dissolved one of its business segments, respectively. The balance owed at March 31, 2005 of $599,000 represents the remaining office lease commitments, net of subleases, over the remaining terms of the leases. During the three months ended March 31, 2005, the Company paid $128,000 net of sublease receipts, related to the leased property. The Company continues the process of identifying sub-lessees for our remaining leased property.

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

RESULTS OF OPERATIONS

     The following table sets forth certain historical operating results (in thousands):

	For the three months ended March 31,
				Change
	2005	2004	Change $	%
Revenue	$20,245	$18,487	1,758	9.5
Cost of revenue	11,523	10,144	1,379	13.6

Gross margin	8,722	8,343	379	4.5
Selling, general and administrative expenses	4,922	3,390	1,532	45.2

Operating income	3,800	4,953	(1,153)	(23.3)
Income tax expense	1,289	2,043	(754)	(36.9)
Net income	$2,596	$2,940	(344)	(11.7)

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Revenue. Revenue increased $1.8 million, or 9.5%, to $20.2 million for the three month ended March 31, 2005 compared to $18.5 million for the same period of the prior year. The increase in our revenue was due primarily to revenue growth in competition management services from our aerospace and defense customers. Through our sales and marketing efforts, we have made substantial headway in the number of active projects with which we are providing our services. We have also not experienced any notable delays in the planned release of request for proposals or program starts.

     The percentage of revenues from competition management services and performance assurance services was 61.0% and 39.0% for the three months ended March 31, 2005, respectively, compared to 62.0% and 38.0% for the same period of the prior year. The percentage of revenue coming from our aerospace and defense clients was 79.0% and 77.0% for the three months ended March 31, 2005 and 2004 respectively. During the three months ended March 31, 2005, we were engaged by six new customers who accounted for 1.4% of our total revenue. This compares to eleven new customers which accounted for 6.5% of our total revenue during the same period of the prior year.

     Gross Margin. Gross margin increased $379,000, or 4.5%, to $8.7 million for the three month ended March 31, 2005 compared to $8.3 million for the same period of the prior year. The increase in gross margin dollars is due to the increase in sales as discussed above. As a percentage of revenue, gross margin decreased to 43.1% for the three months ended March 31, 2005 compared to 45.1% for the same period of the prior year. The decline was planned as we recorded expenses related to first quarter 2005 incentive programs for our top performing proposal managers and account executives. Excluding these two first quarter incentive programs, our gross margins would have been consistent with our full year expectations of 44.0%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses increased $1.5 million, or 45.2%, to $4.9 million for the three months ended March 31, 2005, as compared to $3.4 million for the same period of the prior year. As a percentage of revenue, selling, general and administrative expenses increased to 24.3% for the three

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (cont’d)

months ended March 31, 2005, as compared to 18.3% for the same period of the prior year. As announced in our press release dated March 29, 2005, our President and Chief Operating Officer announced his resignation. Included in our selling, general and administrative expenses is $330,000 in severance costs related to his resignation. Our salary, benefit and travel expense increased $760,000 relating to the increase in the number of account executives, marketing professionals and support staff to support and service our planned revenue growth. Our facility lease expense increased $130,000 due to our completed expansion into an additional 11,000 square feet of office space at our Newport Beach, California headquarters. The additional space will be used to house our training, production and information technology functions. Other general expenses increased $173,000 including $50,000 related to increased audit and tax fees.

     Operating Income. Operating income decreased $1.2 million, or 23.3% to $3.8 million for the three months ended March 31, 2005, compared to $5.0 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 18.8% for the three months ended March 31, 2005, as compared to 26.8% for the same period of the prior year. Operating income primarily decreased due to the increase in sales and gross profit offset by the planned increase in selling, general and administrative expenses, as discussed above.

     Income Tax Expense. The Company’s effective income tax rates for the three months ended March 31, 2005 and 2004 were 33.2% and 41.0%, respectively. In the first quarter ended March 31, 2005, the Company completed and filed its federal and state income tax returns for the calendar year ended December 31, 2004. Based on the income returns filed, the Company recorded an adjustment to its effective tax rate in the first quarter resulting in a reduction of income tax expense of approximately $208,000, or $0.01 per diluted share.

Capital Resources and Liquidity

     Our working capital increased to $34.4 million at March 31, 2005 from $31.9 million at December 31, 2004. In addition, our cash and cash equivalents increased to $23.4 million at March 31, 2005, from $22.1 million at December 31, 2004. Cash flow from operating activities provided $2.2 million during the three months ended March 31, 2005, compared to $2.1 million for the same period during the prior year. This increase is due primarily to the timing of our payroll cycles at the end of the three months ended March 31, 2005 compared to the year ended December 31, 2004.

     The change in accounts receivable was due primarily to our increase in our sales over our prior quarter and a slight increase in our sales outstanding (DSO) to 67 days from our historical average of 63 days. The DSO increase was caused by the timing on receipt of payments on a couple of our large contracts. The Company has reviewed the accounts receivable balance in detail and has concluded that they do not reflect a credit risk issue.

     We expanded our office space by an additional 11,000 square feet in December 2004. In addition, we entered into an agreement with a software vendor in March 2005 to implement an Enterprise Resource Planning software program. We recorded purchases relating to these two activities of approximately $478,000 during the three months ended March 31, 2005. For the remaining nine months of this year, we expect to spend an additional $1.0 million relating to these two activities.

     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan are cancelled. As of March 31, 2005, the Company has repurchased 698,670 shares at a total cost of $5.2 million.

     In April 2005, the Company’s Board of Directors authorized an increase to the repurchase plan of $5.0 million increasing the total authorization to repurchase the Company’s common stock to $12.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (cont’d)

     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At March 31, 2005, we had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and we had $9.9 million in availability. We believe we will be able to extend or replace the line of credit when it expires.

     We believe we have sufficient working capital available under the line of credit and cash generated by continuing operations will be sufficient to fund operations for at least the next twelve months.

     The following table illustrates the remaining contractual obligations outstanding as of March 31, 2005:

Contractual Obligations Payments Due By Period as of March 31, 2005
(In thousands)

Contractual		1 Year	1-3	3-5	After 5
Obligations	Total	or Less	Years	Years	Years

Operating leases	$7,220	$951	$1,911	$1,984	$2,374
Operating leases related to discontinued operations, net of subleases	655	277	378	—	—

Total	$7,875	$1,228	$2,289	$1,984	$2,374

     Operating leases related to discontinued operations represent office space previously occupied by our discontinued operations. The amounts above represent the remaining lease commitments over the remaining terms of the leases. We have entered into subleases for each of these properties except for approximately 20,000 square feet. These subleases cover a portion of our lease commitments for these properties, and we expect these subleases to continue in effect for the life of our lease obligations with respect to these properties. We are continuing the process of identifying sub-lessees for our remaining leased property or negotiating lease buy-outs with the lessors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (cont’d)

RISK FACTORS

In addition to the other information in this Annual Report on Form 10-Q, the following factors should be considered carefully in evaluating our business and prospects.

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

     Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and March 31, 2005, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

     At March 31, 2005, Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 24.10% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions.

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

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchase of Equity Securities

     Issuer Purchases of Equity Securities

			Total
			Number of	Approximate
			Shares	$ Value of
			Purchased	Shares That
	Total	Average	as Part of a	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Plan	Plan

Beginning balance	625,500	$7.39	625,500	$2,377,000
January 1, 2005 to January 31, 2005	—	—	—	2,377,000
February 1, 2005 to February 28, 2005	45,180	8.03	670,680	2,014,000
March 1, 2005 to March 31, 2005	27,990	7.88	698,670	1,794,000

Total	698,670	$7.45	698,670

     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan will be cancelled. As of March 31, 2004, the Company has repurchased 698,670 shares at a total cost of $5.2 million.

     In April 2005, the Company’s Board of Directors authorized an increase to the repurchase plan of $5.0 million increasing the total authorization to repurchase the Company’s common stock to $12.0 million.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Item 5. Other Information

     The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s Chairman and Chief Executive Officer. The lease rate was determined through a review of prevailing market rates for such services. During the three months ended March 31, 2005 and 2004, the Company recorded an expense of

Item 5. Other Information – (cont’d)

$20,000 and $48,000 respectively. The expense is included in selling, general and administrative expenses. Of the $20,000 expensed during the three months ended March 31, 2005, $20,000 was unpaid and included in accounts payable as of March 31, 2005.

     In March 2005, the Company facilitated the exercising of stock options upon the retirement of our former member of the Board of Directors, Jack Woodhull. Upon the exercising of the options, the Company repurchased 15,000 shares for a total discounted cost of $117,000. The Company purchased the shares at a 3.6% discount.

Item 6. Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Amended and Restated Employee Stock Purchase Plan. (6)

10.3	Office Facility Lease. (7)

10.4	Amendment No. 1 to Office Facility Lease. (8)

10.5	Employment Agreement of Steven S. Myers. (9)

10.6	Amendment No. 1 to Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 2 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 3 to Employment Agreement of Steven S. Myers. (12)

10.9	Amendment No. 4 to Employment Agreement of Steven S. Myers. (13)

10.10	Amendment No. 5 to Employment Agreement of Steven S. Myers. (14)

10.11	Employment Agreement of Cathy L. Wood. (15)

10.12	Amendment No. 1 to Employment Agreement of Cathy L. Wood.(16)

10.13	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (17)

10.14	Amendment No. 3 to Employment Agreement of Cathy L. Wood. (18)

10.15	Amendment No. 4 to Employment Agreement of Cathy L. Wood. (19)

10.16	Employment Agreement of Bennett C. Beaudry. (20)

10.17	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (21)

10.18	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (22)

10.19	Amendment No. 3 to Employment Agreement of Bennett C. Beaudry. (23)

10.20	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (24)

Item 6. Exhibits and Reports on Form 8-K – (cont’d)

10.21	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (25)

10.22	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (26)

10.23	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (27)

10.24	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (28)

10.25	Consultant Agreement of Bowes Enterprises. (29)

10.26	Consultant Agreement of Joseph B. Reagan. (30)

21.1	Subsidiaries of the Registrant. (31)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (32)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (33)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (34)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (35)

Footnote #

(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference. (6) Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(6)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(7)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(8)	Filed on October 22, 2004 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(9)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(11)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(12)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(13)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on October 22, 2004 as Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(16)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(17)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference..

(18)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(19)	Filed on October 22, 2004 as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K – (cont’d)

(20)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(21)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(22)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(23)	Filed on October 8, 2004 as Exhibit 99.1 to the registrant’s current report on 8-K and incorporated herein by reference.

(24)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(25)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(26)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(27)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(28)	Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(29)	Filed on October 22, 2004 as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(30)	Filed on October 22, 2004 as Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(31)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(32)	Filed herewith.

(33)	Filed herewith.

(34)	Filed herewith.

(35)	Filed herewith.

(a) Reports on Form 8-K:

Form 8-K dated and filed on January 25, 2005, to report the appointment of Robert Robin to the Company’s Board of Directors and to announce the retirement of John R. Woodull from the Company’s Board of Directors.

Form 8-K dated and filed on February 17, 2005, to report the issuance of a press release announcing financial results for the fiscal quarter and full year ended December 31, 2004.

Form 8-K dated and filed on March 30, 2005 to report the resignation of Bennett C. Beaudry, the Company’s President and Chief Operating Officer and to announce the preliminary financial results for the quarter ending March 31, 2005.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              SM&A

	By:	/s/ CATHY L. WOOD

Dated: April 12, 2005		Cathy L. Wood
Executive Vice President, Chief Financial Officer and Secretary

	By:	/s/ STEVEN S. MYERS

Dated: April 12, 2005		Steven S. Myers
Chairman and Chief Executive Officer

INDEX TO EXHIBITS

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Amended and Restated Employee Stock Purchase Plan. (6)

10.3	Office Facility Lease. (7)

10.4	Amendment No. 1 to Office Facility Lease. (8)

10.5	Employment Agreement of Steven S. Myers. (9)

10.6	Amendment No. 1 to Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 2 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 3 to Employment Agreement of Steven S. Myers. (12)

10.9	Amendment No. 4 to Employment Agreement of Steven S. Myers. (13)

10.10	Amendment No. 5 to Employment Agreement of Steven S. Myers. (14)

10.11	Employment Agreement of Cathy L. Wood. (15)

10.12	Amendment No. 1 to Employment Agreement of Cathy L. Wood.(16)

10.13	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (17)

10.14	Amendment No. 3 to Employment Agreement of Cathy L. Wood. (18)

10.15	Amendment No. 4 to Employment Agreement of Cathy L. Wood. (19)

10.16	Employment Agreement of Bennett C. Beaudry. (20)

10.17	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (21)

10.18	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (22)

10.19	Amendment No. 3 to Employment Agreement of Bennett C. Beaudry. (23)

10.20	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (24)

INDEX TO EXHIBITS – (cont’d)

10.21	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (25)

10.22	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (26)

10.23	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (27)

10.24	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (28)

10.25	Consultant Agreement of Bowes Enterprises. (29)

10.26	Consultant Agreement of Joseph B. Reagan. (30)

21.1	Subsidiaries of the Registrant. (31)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (32)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (33)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (34)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (35)

Footnote #

(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference. (6) Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(6)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(7)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(8)	Filed on October 22, 2004 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(9)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(11)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(12)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(13)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on October 22, 2004 as Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(16)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(17)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference..

(18)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(19)	Filed on October 22, 2004 as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

INDEX TO EXHIBITS – (cont’d)

(20)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(21)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(22)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(23)	Filed on October 8, 2004 as Exhibit 99.1 to the registrant’s current report on 8-K and incorporated herein by reference.

(24)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(25)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(26)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(27)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(28)	Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(29)	Filed on October 22, 2004 as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(30)	Filed on October 22, 2004 as Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(31)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(32)	Filed herewith.

(33)	Filed herewith.

(34)	Filed herewith.

(35)	Filed herewith.