Form 10-Q
period 2005-06-30
SM&A
filed 2005-07-19
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act).  Yes  ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common stock, no par value	20,402,687 shares

SM&A

INDEX

PART I.  FINANCIAL INFORMATION

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “Risk Factors” under Item 2, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 11-17. Because of these and other factors that may effect SM&A’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

SM&A

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30 2005	December 31 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,301	$22,148
Accounts receivable, net	15,680	13,198
Prepaid income taxes	732	—
Prepaid expenses and other current assets	343	252
Deferred income taxes	364	539
Total current assets	41,420	36,137

Fixed assets, net	1,880	1,037
Other assets	216	209

	$43,516	$37,383
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$551	$1,192
Accrued compensation and related benefits	4,602	1,793
Income taxes payable	—	565
Net liabilities of discontinued operations	456	727
Total current liabilities	5,609	4,277

Deferred income taxes	311	242
Other liabilities	297	173
Total liabilities	6,217	4,692

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock	—	—
Common stock	50,316	50,781
Accumulated deficit	(13,017)	(18,090)
Total shareholders’ equity	37,299	32,691
	$43,516	$37,383

See accompanying notes to consolidated financial statements

SM&A

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$20,261	$16,159	$40,506	$34,646
Cost of revenue	11,583	8,670	23,106	18,814
Gross margin	8,678	7,489	17,400	15,832

Selling, general and administrative expenses	4,657	4,188	9,579	7,578
Operating income	4,021	3,301	7,821	8,254

Interest income, net	118	48	203	78
Income before income taxes	4,139	3,349	8,024	8,332

Income tax expense	1,662	1,066	2,951	3,109

Net income	$2,477	$2,283	$5,073	$5,223

Net income per share:
Basic	$0.12	$0.11	$0.25	$0.26
Diluted	$0.12	$0.11	$0.24	$0.24

Shares used in calculating net income per share:
Basic	20,370	20,541	20,317	20,470
Diluted	20,879	21,661	20,980	21,701

See accompanying notes to consolidated financial statements.

SM&A

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,073	$5,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	278	169
Deferred income taxes	244	—
Income tax effect from exercise of stock options	1,603	73
Changes in operating assets and liabilities:
Accounts receivable	(2,482)	(1,728)
Prepaid expense and other assets	(98)	34
Prepaid income taxes	(732)	—
Accounts payable	(641)	(172)
Accrued compensation and related benefits	2,809	173
Income taxes payable	(565)	(351)
Other liabilities	124	(11)
Net cash provided by operating activities	5,613	3,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,121)	(186)
Net cash used in investing activities	(1,121)	(186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(3,481)	(274)
Proceeds from issuance of common stock	1,413	1,104
Net cash (used in) provided by financing activities	(2,068)	830

Net increase in cash from continuing operations	2,424	4,054
Net cash used in discontinued operations	(271)	(336)
Net increase in cash	2,153	3,718
Cash at beginning of period	22,148	17,712
Cash at end of period	$24,301	$21,430

See accompanying notes to consolidated financial statements

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2005 and 2004

(unaudited)

Note 1.   Basis of Presentation and Significant Accounting Policies

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at June 30, 2005, the consolidated results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004.  Comprehensive income is equivalent to net income for the three and six month periods ended June 30, 2005 and 2004, respectively.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”), which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148.  This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date.  As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application.  Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.  As a result, beginning in the first quarter of 2006, the Company will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in its statement of operations rather than as pro-forma disclosure in the notes to the financial statements.  The Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 and it is evaluating the requirements under SFAS 123R.  Such adoption may have a substantial impact on its consolidated statements of income and earnings per share.

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

Note 2.                                  Net Income Per Share

The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Denominator for basic income per share: weighted average shares outstanding during the period	20,370	20,541	20,317	20,470
Incremental shares attributable to dilutive outstanding stock options	509	1,120	663	1,231
Denominator for diluted income per share:	20,879	21,661	20,980	21,701

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income — as reported	$2,477	$2,283	$5,073	$5,223
Less: stock compensation expense – net of tax	(1,023)	(360)	(1,484)	(582)
Net income — SFAS No. 123 pro forma	$1,454	$1,923	$3,589	$4,641

Basic income per share — as reported	$0.12	$0.11	$0.25	$0.26
Basic income per share — SFAS No. 123 pro forma	$0.07	$0.09	$0.18	$0.23

Diluted income per share — as reported	$0.12	$0.11	$0.24	$0.24
Diluted income per share — SFAS No. 123 pro forma	$0.07	$0.09	$0.17	$0.21

On June 8, 2005, the Board of Directors (the “Board”) of SM&A (the “Company”), upon recommendation of the Board’s Audit and Compensation Committees, approved the accelerated vesting of certain unvested and “out-of-the-money” options held by current employees, officers and directors (the “Acceleration”). The options accelerated were granted under the Company’s Second Amended and Restated Equity Incentive Plan (the “Plan”).

As a result of the Acceleration, the affected unvested options are those that had exercise prices of greater than $8.87 per share. The closing sales price of the Company’s common stock on the NASDAQ National market on June 8, 2005, the effective date of the Acceleration, was $8.87. Pursuant to the Acceleration, options granted under the Plan to purchase approximately 403,000 shares of the Company’s common stock that would otherwise have vested at various times within the next four years became fully vested. Of the 403,000 options, 200,000 options were granted to current Directors, 100,000 were granted to current Officers, and the remaining 103,000 options were granted to current employees. The options have a range of exercise prices of $9.07 to $12.66. As a result of the Board’s decision to approve the Acceleration, each agreement for options subject to the Acceleration is deemed to be amended to reflect the Acceleration as of the effective date, but all other terms and conditions of each such option agreement remain in full force and effect.

The decision to initiate the Acceleration under the Plan, which the Company believes to be in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that would be expected to be recorded in future periods following the Company’s adoption of Financial Accounting Standards Board (“FASB”) Statement no. 123, “Share-Based Payment (revised 2004)” (“SFAS 123(R)”). The Company currently accounts for stock-based compensation using the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The SFAS 123(R) will require the Company to record compensation expense equal to the fair value of all equity-based compensation over the vesting period of each such award. As a result of the Acceleration under the Plan, the Company expects to reduce its aggregate compensation expense related to the accelerated options by a total of approximately $1.8 million before taxes over the next four years (the remaining vesting period for the accelerated options). This estimate is subject to change, but is based on approximated value calculations using the Black-Scholes methodology. The Company will disclose the pro forma effect of this compensation expense in the pro forma footnote disclosure in its fiscal year 2005 annual report, as permitted under the transition guidance provided by the FASB.

Note 4.   Revolving Line of Credit

The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum.  The revolving credit agreement is renewable annually on April 30th of each year.  Borrowings under the revolving credit agreement are unsecured.  The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement).  The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender.  At June 30, 2005, the Company had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and we had $9.9 million in availability.

Note 5.   Income Taxes

The Company’s effective income tax rates for the three and six months ended June 30, 2005 and 2004 were 40.2%, 36.8%, 31.8% and 37.3%, respectively.  In the first quarter ended March 31, 2005, the Company completed and filed its federal and state income tax returns for the calendar year ended December 31, 2004.  Based on the income tax returns filed, the Company recorded an adjustment to its effective tax rate in the first quarter of 2005 resulting in a reduction of income tax expense of approximately $208,000, or $0.01 per diluted share.

In the second quarter ended June 30, 2004, the Company completed and filed its federal and state income tax returns for the calendar year ended December 31, 2003.  Based on the income tax returns filed, the Company recorded an adjustment to its state effective tax rate in the second quarter resulting in a reduction of income tax expense of $182,000.  This reduction of $182,000, coupled with a current year state tax provision rate adjustment of $125,000, resulted in a reduction of income tax expense of approximately $307,000, or $0.02 per diluted share.

Note 6.   Stockholders’ Equity

In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock.  In April 2005, the Company’s Board of Directors authorized an increase of an additional $5.0 million, increasing the total authorization to repurchase the Company’s common stock to $12.0 million.  The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time.  Shares repurchased under the plan are cancelled.   For the three months ended June 30, 2005, the Company repurchased 351,825 shares at a total cost of $2.9 million.  For the six months ended June 30, 2005, the Company repurchased 424,995 shares at a total cost of $3.4 million.  Since the inception of the share repurchase plan, the Company has repurchased 1,050,495 shares at a total cost of $8.1 million.

Note 7.   Related Parties

The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s Chairman and Chief Executive Officer.  The lease rate was determined through a review of prevailing market rates for such services.  During the three and six months ended June 30, 2005 and 2004, the Company recorded an expense of $15,000, $35,000, $8,000 and $16,000 respectively.  The expense is included in selling, general and administrative expenses.

In March 2005, the Company facilitated the exercising of stock options upon the retirement of our former member of the Board of Directors, Jack Woodhull.  Upon the exercising of the options, the Company repurchased 15,000 shares for a total discounted cost of $117,000.  The Company purchased the shares at a 3.6% discount.

In April 2005, the Company facilitated the exercising of stock options upon the retirement of our former member of the Board of Directors, Albert Nagy.  Upon the exercising of the options, the Company repurchased 200,000 shares for a total discounted cost of $1.7 million.  The Company purchased the shares at a 3.6% discount.

In April 2005, the Company facilitated the exercising of stock options upon the resignation of our former President and Chief Operating Officer, Bennett Beaudry.  Upon the exercising of the options, the Company repurchased 150,625 shares for a total discounted cost of $1.2 million.  The Company purchased the shares at a 3.6% discount.

Note 8.    Discontinued Operations

Prior to fiscal year 2003, the Company sold and dissolved two of its business segments.  The balance owed at June 30, 2005 of $456,000 represents the remaining office lease commitments, net of subleases, over the remaining terms of the leases.  During the six months ended June 30, 2005, the Company paid $271,000 net of sublease receipts, related to the leased property.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SM&A is a consulting firm which is the world’s leading provider of competition management services, and a leading provider of high-value performance assurance services.  Under these two service lines, our approximately 300 employees and consultants provide strategy, proposal management, program management, systems engineering, expert support, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, information technology, architect and engineering sectors.  Since 1982, we have managed more than 900 proposals worth more than $300 billion for our clients and have achieved an 85% win rate on awarded contracts.

RESULTS OF OPERATIONS

The following table sets forth certain historical operating results (in thousands):

	For the three months ended June 30,
	2005	2004	Change	Change %
Revenue	$20,261	$16,159	$4,102	25.4
Cost of revenue	11,583	8,670	2,913	33.6
Gross margin	8,678	7,489	1,189	15.9
Selling, general and administrative expenses	4,657	4,188	469	11.2
Operating income	4,021	3,301	720	21.8
Income tax expense	1,662	1,066	596	55.9
Net income	$2,477	$2,283	$194	8.5

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue.  Revenue increased $4.1 million, or 25.4%, to $20.3 million for the three months ended June 30, 2005 compared to $16.2 million for the same period of the prior year.  The increase in our revenue was due to revenue growth in both our competition management and performance assurance service lines.  Through our sales and marketing efforts, we have made substantial headway in the number of active projects with which we are providing our services.  We have also not experienced any notable delays in the release of request for proposals or program starts.

The percentage of revenues from competition management services and performance assurance services was 53.7% and 46.3% for the three months ended June 30, 2005, respectively, compared to 55.0% and 45.0% for the same period of the prior year.  The percentage of revenue coming from our aerospace and defense clients was 72.3% and 71.0% for the three months ended June 30, 2005 and 2004 respectively.  During the three months ended June 30, 2005, nine new customers, who accounted for 4.5% of our total revenue, engaged us.  This compares to nine new customers, which accounted for 9.2% of our total revenue during the same period of the prior year.

Gross Margin. Gross margin increased $1.2 million, or 15.9%, to $8.7 million for the three months ended June 30, 2005 compared to $7.5 million for the same period of the prior year.  The increase in gross margin dollars is due to the increase in sales as discussed above.  As a percentage of revenue, gross margin decreased to 42.8% for the three months ended June 30, 2005 compared to 46.3% for the same period of the prior year.   During the second quarter, our success fees, which are dependent upon the timing of awards for our clients, totaled $228,000 compared with $642,000 for the same period of the prior year.  Also affecting the decline in our gross margin is the contract mix within our performance assurance revenues.  During 2005, the majority of our growth in performance assurance has been with a couple of customers who entered into multi year agreements several years ago.  These customers are utilizing these older agreements, which have lower billing rates, which are putting some downward pressure on our overall gross margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, training, recruiting, professional services and other general corporate activities.  Selling, general and administrative expenses increased $469,000, or 11.2%, to $4.7 million for the three months ended June 30, 2005, as compared to $4.2 million for the same period of the prior year.  As a percentage of revenue, selling, general and administrative expenses decreased to 23.0% for the three months ended June 30, 2005, as compared to 25.9% for the same period of the prior year.  The increase in expenses is attributable to the increase in the number of account executives and staff to support and service our new and existing client base.

Operating Income. Operating income increased $720,000, or 21.8% to $4.0 million for the three months ended June 30, 2005, compared to $3.3 million for the same period of the prior year.  As a percentage of revenue, operating income decreased to 19.8% for the three months ended June 30, 2005, as compared to 20.4% for the same period of the prior year.  Operating income increased due to the increase in sales and gross profit offset by the planned increase in selling, general and administrative expenses, as discussed above.

Income Tax Expense.  The Company’s effective income tax rates for the three months ended June 30, 2005 and 2004 were 40.2% and 31.8%, respectively.  In the second quarter ended June 30, 2004, the Company completed and filed its federal and state income tax returns for the calendar year ended December 31, 2003.  Based on the income tax returns filed, the Company recorded an adjustment to its state effective tax rate in the second quarter resulting in a reduction of income tax expense of $182,000.  This reduction of $182,000, coupled with a current year state tax provision rate adjustment of $125,000, resulted in a reduction of income tax expense of approximately $307,000, or $0.02 per diluted share.  No similar adjustment was recorded during the three months ended June 30, 2005.

RESULTS OF OPERATIONS

The following table sets forth certain historical operating results (in thousands):

	For the Six Months Ended June 30,
	2005	2004	Change	Change %
Revenue	$40,506	$34,646	$5,860	16.9
Cost of revenue	23,106	18,814	4,292	22.8
Gross margin	17,400	15,832	1,568	9.9
Selling, general and administrative expenses	9,579	7,578	2,001	26.4
Operating income	7,821	8,254	(433)	(5.2)
Income tax expense	2,951	3,109	(158)	(5.1)
Net income	$5,073	$5,223	$(150)	(2.9)

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue.  Revenue increased $5.9 million, or 16.9%, to $40.5 million for the six months ended June 30, 2005 compared to $34.6 million for the same period of the prior year.  The increase in our revenue was due primarily to revenue growth in both our competition management and performance assurance service lines.   Through our sales and marketing efforts, we have made substantial headway in the number of active projects with which we are providing our services.  In addition, we have not experienced any notable delays in the release of request for proposals or program starts.

The percentage of revenues from competition management services and performance assurance services was 57.6% and 42.4% for the six months ended June 30, 2005, respectively, compared to 59.0% and 41.0% for the same period of the prior year.  The percentage of revenue coming from our aerospace and defense clients was 75.6% and 74.4% for the six months ended June 30, 2005 and 2004 respectively.  During the six months ended June 30, 2005, fifteen new customers, who accounted for 3.0% of our total revenue, engaged us.  This compares to twenty-one new customers, which accounted for 7.8% of our total revenue during the same period of the prior year.

Gross Margin. Gross margin increased $1.6 million, or 9.9%, to $17.4 million for the six months ended June 30, 2005 compared to $15.8 million for the same period of the prior year.  The increase in gross margin dollars is due to the increase in sales as discussed above.  As a percentage of revenue, gross margin decreased to 43.0% for the six months ended June 30, 2005 compared to 45.7% for the same period of the prior year.  During the six months ended June 30, 2005, our success fees, which are dependent upon the timing of awards for our clients, totaled $565,000 compared with $751,000 for the same period of the prior year.  Also affecting the decline in our gross margin is the contract mix within our performance assurance revenues.  During 2005, the majority of our growth in performance assurance revenue has been with a couple of customers who entered into multi-year agreements several years ago.  These customers are utilizing these older agreements, which have lower billing rates, which are putting some downward pressure on our gross margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, training, recruiting, professional services and other general corporate activities.  Selling, general and administrative expenses increased $2.0 million, or 26.4%, to $9.6 million for the six months ended June 30, 2005, as compared to $7.6 million for the same period of the prior year.  As a percentage of revenue, selling, general and administrative expenses increased to 23.6% for the six months ended June 30, 2005, as compared to 21.9% for the same period of the prior year.  Our sales and marketing expenses increased $973,000 due to the increase in the number of account executives, marketing professionals and support staff to support and service our planned revenue growth.  Our training expenses increased $431,000 due to planned increased and improved internal training programs.  Our facility lease expense increased $244,000 due to our completed expansion into an additional 11,000 square feet of office space at our

Newport Beach, California headquarters.  Lastly, as announced in March 2005, we incurred $330,000 in severance costs related to the resignation of our President and Chief Operating Officer.

Operating Income. Operating income decreased $433,000, or 5.2% to $7.8 million for the six months ended June 30, 2005, compared to $8.3 million for the same period of the prior year.  As a percentage of revenue, operating income decreased to 19.3% for the six months ended June 30, 2005, as compared to 23.8% for the same period of the prior year.  Operating income decreased due to the increase in sales and gross profit offset by the planned increase in selling, general and administrative expenses, as discussed above.

Income Tax Expense.  Our effective income tax rates for six months ended June 30, 2005 and 2004 were 36.8% and 37.3%, respectively.  In the first quarter ended March 31, 2005, we completed and filed our federal and state income tax returns for the calendar year ended December 31, 2004.  Based on the income tax returns filed, we recorded an adjustment to our effective tax rate in the first quarter of 2005 resulting in a reduction of income tax expense of approximately $208,000, or $0.01 per diluted share.

In the second quarter ended June 30, 2004, the Company completed and filed its federal and state income tax returns for the calendar year ended December 31, 2003.  Based on the income tax returns filed, the Company recorded an adjustment to its state effective tax rate in the second quarter resulting in a reduction of income tax expense of $182,000.  This reduction of $182,000, coupled with a current year state tax provision rate adjustment of $125,000, resulted in a reduction of income tax expense of approximately $307,000, or $0.02 per diluted share.

Capital Resources and Liquidity

Our working capital increased to $35.8 million at June 30, 2005 from $31.9 million at December 31, 2004.  In addition, our cash and cash equivalents increased to $24.3 million at June 30, 2005, from $22.1 million at December 31, 2004.  Cash flows from operating activities provided $5.6 million during the six months ended June 30, 2005, compared to $3.4 million for the same period during the prior year.  The increase in our cash flows from operating activities is due primarily to the timing of our payroll cycles and the recording of the income tax effect from the exercise of stock options.

The change in accounts receivable was due primarily to the increase in our sales for the six months ended June 30, 2005 compared to the same period of the prior year.  Our days sales outstanding (DSO) was 65 days, which is consistent with our historical average of between 65 to 67 days.

We expanded our office space by an additional 11,000 square feet in December 2004.  In addition, we entered into an agreement with a software vendor in March 2005 to implement an Enterprise Resource Planning software program.  Of the purchases of fixed assets of $1.1 million during the six months ended June 30, 2005, we spent $900,000 relating to these two activities and we expect to spend an additional $500,000 relating to these two activities during the remainder of this year.

In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock.  In April 2005, the Company’s Board of Directors authorized an increase of an additional $5.0 million, increasing the total authorization to repurchase the Company’s common stock to $12.0 million.  The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time.  Shares repurchased under the plan are cancelled.  As of June 30, 2005, the Company has repurchased 1,050,195 shares at a total cost of $8.1 million.

The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum.  The revolving credit agreement is renewable annually on April 30th of each year.  Borrowings under the revolving credit agreement are unsecured.  The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement).  The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender.  At June 30, 2005, we had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and we had $9.9 million in availability.

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

Our success is dependent upon the efforts, abilities, and business generation capabilities and project execution of our strategic account managers and account executives.  In addition, Steven S. Myers, our Chief Executive Officer and Chairman of the Board, has a significant role in our success.  The loss of the services of these individuals, for any reason, could materially and adversely affect our business, operating results and financial condition.

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

Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and June 30, 2005, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

At June 30, 2005, Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 24.0% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions.

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

Item 2.                                   Changes in Securities and Use of Proceeds and Issuer Purchase of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate $ Value of Shares That May Yet Be Purchased Under the Plan
Beginning balance	625,500	$7.39	625,500	$2,377,000
January 1, 2005 to January 31, 2005	—	—	—	2,377,000
February 1, 2005 to February 28, 2005	45,180	8.03	670,680	2,014,000
March 1, 2005 to March 31, 2005	27,990	7.88	698,670	1,794,000
April 1, 2005 to April 30, 2005	351,825	8.24	1,050,495	3,896,000
May 1, 2005 to May 31, 2005	—	—	—	3,896,000
June 1, 2005 to June 30, 2005	—	—	—	3,896,000
Total	1,050,495	$7.71	1,050,495

In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock.  In April 2005, the Company’s Board of Directors authorized an increase of an additional $5.0 million, increasing the total authorization to repurchase the Company’s common stock to $12.0 million.  The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time.  Shares repurchased under the plan are cancelled.  As of June 30, 2005, the Company has repurchased 1,050,495 shares at a total cost of $8.1 million.

Item 3.                                   Defaults Upon Senior Securities

Not Applicable.

Item 4.                                   Submission of Matters to a Vote of Security Holders

(a)           The Annual Meeting of Shareholders was held on June 8, 2005.

(b)           Elected Directors:

William C. Bowes, J. Christopher Lewis, Dwight L. Hanger, Steven S. Myers, Joseph B. Reagan, Robert Rodin, John P. Stenbit and Robert J. Untracht.

(c)(i)      Election of eight directors as follows:

	For	Withheld
William C. Bowes	16,752,099	1,821,796
J. Christopher Lewis	17,726,742	847,153
Dwight L. Hanger	18,031,530	542,365
Steven S. Myers	17,996,314	577,581
Joseph B. Reagan	16,053,959	2,519,936
Robert Rodin	18,047,954	525,941
John P. Stenbit	18,048,914	524,981
Robert J. Untracht	18,049,714	524,181

(c)(ii)     To approve the amendment to the Amended & Restated Employee Stock Purchase Plan.

For: 15,592,445	Against: 287,085	Abstain: 22,790
Broker Non-Vote: 2,671,575

(c)(iii)    To approve the amendment and restatement of the Amended & Restated 1997 Stock Option Plan.

For: 11,344,135	Against: 4,534,246	Abstain: 23,939
Broker Non-Vote: 2,671,575

(c)(iv)    To ratify and approve the appointment of Ernst & Young LLP as independent auditors of SM&A for the year ending December 31, 2005.

For: 18,529,652	Against: 25,263	Abstain: 18,980

Not Applicable.

Item 5.                                   Other Information

The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s Chairman and Chief Executive Officer.  The lease rate was determined through a review of prevailing market rates for such services.  During the three and six months ended June 30, 2005 and 2004, the Company recorded an expense of $15,000, $35,000, $8,000 and $16,000 respectively.  The expense is included in selling, general and administrative expenses.

In March 2005, the Company facilitated the exercising of stock options upon the retirement of our former member of the Board of Directors, Jack Woodhull.  Upon the exercising of the options, the Company repurchased 15,000 shares for a total discounted cost of $117,000.    The Company purchased the shares at a 3.6% discount.

In April 2005, the Company facilitated the exercising of stock options upon the retirement of our former member of the Board of Directors, Albert Nagy.  Upon the exercising of the options, the Company repurchased 200,000 shares for a total discounted cost of $1.7 million.    The Company purchased the shares at a 3.6% discount.

In April 2005, the Company facilitated the exercising of stock options upon the resignation of our former President and Chief Operating Officer, Bennett Beaudry.  Upon the exercising of the options, the Company repurchased 150,625 shares for a total discounted cost of $1.2 million.  The Company purchased the shares at a 3.6% discount.

On June 8, 2005, the Board of Directors (the “Board”) of SM&A (the “Company”), upon recommendation of the Board’s Audit and Compensation Committees, approved the accelerated vesting of certain unvested and “out-of-the-money” options held by current employees, officers and directors (the “Acceleration”). The options accelerated were granted under the Company’s Second Amended and Restated Equity Incentive Plan (the “Plan”).

As a result of the Acceleration, the affected unvested options are those which had exercise prices of greater than $8.87 per share. The closing sales price of the Company’s common stock on the NASDAQ National market on June 8, 2005, the effective date of the Acceleration, was $8.87. Pursuant to the Acceleration, options granted under the Plan to purchase approximately 403,000 shares of the Company’s common stock that would otherwise have vested at various times within the next four years became fully vested. Of the 403,000 options, 200,000 options were granted to current Directors, 100,000 were granted to current Officers, and the remaining 103,000 options were granted to current employees. The options have a range of exercise prices of $9.07 to $12.66. As a result of the Board’s decision to approve the Acceleration, each agreement for options subject to the Acceleration is deemed to be amended to reflect the Acceleration as of the effective date, but all other terms and conditions of each such option agreement remain in full force and effect.

The decision to initiate the Acceleration under the Plan, which the Company believes to be in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that would be expected to be recorded in future periods following the Company’s adoption of Financial Accounting Standards Board (“FASB”) Statement no. 123, “Share-Based Payment (revised 2004)” (“SFAS 123(R)”). The Company currently accounts for stock-based compensation using the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The SFAS 123(R) will require the Company to record compensation expense equal to the fair value of all equity-based compensation over the vesting period of each such award. As a result of the Acceleration under the Plan, the Company expects to reduce its aggregate compensation expense related to the accelerated options by a total of approximately $1.8 million before taxes over the next four years (the remaining vesting period for the accelerated options). This estimate is subject to change, but is based on approximated value calculations using the Black-Scholes methodology. The Company will disclose the pro forma effect of this compensation expense in the pro forma footnote disclosure in its fiscal year 2005 annual report, as permitted under the transition guidance provided by the FASB.

Item 6.    Exhibits

INDEX TO EXHIBITS

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Amended and Restated Employee Stock Purchase Plan. (6)

10.3	Office Facility Lease. (7)

10.4	Amendment No. 1 to Office Facility Lease. (8)

10.5	Employment Agreement of Steven S. Myers. (9)

10.6	Amendment No. 1 to Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 2 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 3 to Employment Agreement of Steven S. Myers. (12)

10.9	Amendment No. 4 to Employment Agreement of Steven S. Myers. (13)

10.10	Amendment No. 5 to Employment Agreement of Steven S. Myers. (14)

10.11	Employment Agreement of Cathy L. Wood. (15)

10.12	Amendment No. 1 to Employment Agreement of Cathy L. Wood “McCarthy”.(16)

10.13	Amendment No. 2 to Employment Agreement of Cathy L. Wood “McCarthy”. (17)

10.14	Amendment No. 3 to Employment Agreement of Cathy L. Wood “McCarthy”. (18)

10.15	Amendment No. 4 to Employment Agreement of Cathy L. Wood “McCarthy”. (19)

10.16	Employment Agreement of Bennett C. Beaudry. (20)

10.17	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (21)

10.18	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (22)

10.19	Amendment No. 3 to Employment Agreement of Bennett C. Beaudry. (23)

10.20	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (24)

10.21	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (25)

10.22	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (26)

10.23	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (27)

10.24	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (28)

10.25	Renewal of Revolving Note dated April 29, 2005, executed by SM&A, in favor of City National Bank. (29)

10.26	Consultant Agreement of Bowes Enterprises. (30)

10.27	Consultant Agreement of Joseph B. Reagan. (31)

21.1	Subsidiaries of the Registrant. (32)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (33)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (34)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (35)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (36)

Footnote #
(1)	Filed on November 27, 2001as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(7)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(8)	Filed on October 22, 2004 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(9)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(11)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(11)	Filed on March 11, 2003 as Exhibit10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(13)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on October 22, 2004 as Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(16)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(17)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference..

(18)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(19)	Filed on October 22, 2004 as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(20)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(21)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(22)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(23)	Filed on October 8, 2004 as Exhibit 99.1 to the registrant’s current report on 8-K and incorporated herein by reference.

(24)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(25)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(26)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(27)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(28)	Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(29)	Filed herewith.

(30)	Filed on October 22, 2004 as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(31)	Filed on October 22, 2004 as Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(32)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(33)	Filed herewith.

(34)	Filed herewith.

(35)	Filed herewith.

(36)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A

	By:	/S/ CATHY L. MCCARTHY
Dated: July 14, 2005		Cathy L. McCarthy
Executive Vice President, Chief Financial Officer and Secretary

	By:	/s/ STEVEN S. MYERS
Dated: July 14, 2005		Steven S. Myers
Chairman and Chief Executive Officer