Form 10-Q
period 2005-09-30
SM&A
filed 2005-10-18
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended September 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common stock, no par value	20,409,668 shares

SM&A

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “Risk Factors” under Item 2, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 12-18. Because of these and other factors that may effect SM&A’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.
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

SM&A
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,413	$22,148
Accounts receivable, net	15,473	13,198
Prepaid expenses and other current assets	758	252
Deferred income taxes	356	539

Total current assets	44,000	36,137

Fixed assets, net	2,331	1,037
Other assets	170	209

	$46,501	$37,383

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$892	$1,192
Accrued compensation and related benefits	3,847	1,793
Income taxes payable	439	565
Net liabilities of discontinued operations	422	727

Total current liabilities	5,600	4,277

Deferred income taxes	442	242
Other liabilities	531	173

Total liabilities	6,573	4,692

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock	—	—
Common stock	50,387	50,781
Accumulated deficit	(10,459)	(18,090)

Total shareholders’ equity	39,928	32,691

	$46,501	$37,383

See accompanying notes to consolidated financial statements

SM&A
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$19,678	$16,078	$60,184	$50,724
Cost of revenue	11,471	9,003	34,577	27,817

Gross margin	8,207	7,075	25,607	22,907

Selling, general and administrative expenses	4,438	4,359	14,017	11,937

Operating income	3,769	2,716	11,590	10,970

Interest income, net	158	39	361	117

Income before income taxes	3,927	2,755	11,951	11,087

Income tax expense	1,369	1,088	4,320	4,197

Net income	$2,558	$1,667	$7,631	$6,890

Net income per share:
Basic	$0.13	$0.08	$0.37	$0.34
Diluted	$0.12	$0.08	$0.36	$0.32

Shares used in calculating net income per share:
Basic	20,432	20,512	20,356	20,484
Diluted	20,870	21,492	20,942	21,638
See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,631	$6,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	449	297
Deferred income taxes	383	—
Income tax effect from exercise of stock options	1,643	73
Changes in operating assets and liabilities:
Accounts receivable	(2,275)	(3,797)
Prepaid expense and other assets	(467)	(128)
Accounts payable	(300)	(91)
Accrued compensation and related benefits	2,054	(534)
Income taxes payable	(126)	(542)
Other liabilities	358	(23)

Net cash provided by operating activities	9,350	2,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,743)	(397)

Net cash used in investing activities	(1,743)	(397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(3,675)	(2,485)
Proceeds from issuance of common stock	1,638	1,621

Net cash used in financing activities	(2,037)	(864)

Net increase in cash from continuing operations	5,570	884
Net cash used in discontinued operations	(305)	(457)

Net increase in cash	5,265	427
Cash at beginning of period	22,148	17,712

Cash at end of period	$27,413	$18,139

See accompanying notes to consolidated financial statements

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine months Ended September 30, 2005 and 2004
(unaudited)
Note 1. Basis of Presentation and Significant Accounting Policies
     The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at September 30, 2005, the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. Comprehensive income is equivalent to net income for the three and nine month periods ended September 30, 2005 and 2004, respectively.
     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), which is a replacement of APB 20 and FASB 3. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of high-quality accounting standards. Under the provisions of Opinion 20, most accounting changes were recognized by including in net income of the period of the change the cumulative effect of changing to the newly adopted accounting principle. This Statement improves financial reporting because its requirement to report voluntary changes in accounting principles via retrospective application, unless impracticable enhances the consistency of financial information between periods. That improved consistency enhances the usefulness of the financial information, especially by facilitating analysis and understanding of comparative accounting data. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s will adopt SFAS 154 in the first quarter of 2006 and does not expect adoption to have a material effect on its results of operations, financial position or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”), which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required

Note 1. Basis of Presentation and Significant Accounting Policies — (cont’d)
effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in the first quarter of 2006, the Company will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in its statement of operations rather than as pro-forma disclosure in the notes to the financial statements. The Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 and it is evaluating the requirements under SFAS 123R. Such adoption may have a substantial impact on its consolidated statements of income and earnings per share.
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
Note 2. Net Income Per Share
     The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Denominator for basic income per share: weighted average shares outstanding during the period	20,432	20,512	20,356	20,484
Incremental shares attributable to dilutive outstanding stock options	438	980	586	1,154

Denominator for diluted income per share:	20,870	21,492	20,942	21,638

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

Note 3. Stock-Based Compensation — (Cont’d)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income — as reported	$2,558	$1,667	$7,631	$6,890
Less: stock compensation expense — net of tax	(177)	(250)	(1,668)	(820)

Net income — SFAS No. 123 pro forma	$2,381	$1,417	$5,963	$6,070

Basic income per share — as reported	$0.13	$0.08	$0.37	$0.34
Basic income per share — SFAS No. 123 pro forma	$0.12	$0.07	$0.29	$0.30

Diluted income per share — as reported	$0.12	$0.08	$0.36	$0.32
Diluted income per share — SFAS No. 123 pro forma	$0.11	$0.07	$0.28	$0.28
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
Note 4. Revolving Line of Credit
     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial

Note 4. Revolving Line of Credit — (cont’d)
covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At September 30, 2005, the Company had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and we had $9.9 million in availability.
Note 5. Income Taxes
     The Company’s effective income tax rates for the three and nine months ended September 30, 2005 and 2004 were 35%, 36%, 39% and 38%, respectively. In the first quarter ended March 31, 2005, the Company completed and filed its federal and state income tax returns for the calendar year ended December 31, 2004. Based on the income tax returns filed, the Company recorded an adjustment to its effective tax rate in the first quarter of 2005 resulting in a reduction of income tax expense of approximately $208,000, or $0.01 per diluted share. In the third quarter ended September 30, 2005, the Company recorded a tax adjustment resulting in a reduction of income tax expense of approximately $160,000, or $0.01 per diluted share relating to the reduction of tax liability that expired based on its statute of limitations.
     In the second quarter ended September 30, 2004, the Company completed and filed its federal and state income tax returns for the calendar year ended December 31, 2003. Based on the income tax returns filed, the Company recorded an adjustment to its state effective tax rate in the second quarter resulting in a reduction of income tax expense of $182,000. This reduction of $182,000, coupled with a current year state tax provision rate adjustment of $125,000, resulted in a reduction of income tax expense of approximately $307,000, or $0.02 per diluted share.
Note 6. Stockholders’ Equity
     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. In April and October 2005, the Company’s Board of Directors authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan are cancelled. For the three months ended September 30, 2005, the Company repurchased 22,000 shares at a total cost of $194,000. For the nine months ended September 30, 2005, the Company repurchased 446,995 shares at a total cost of $3.6 million. Since the inception of the share repurchase plan, the Company has repurchased 1,072,495 shares at a total cost of $8.3 million.
Note 7. Related Parties
     The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s Chairman and Chief Executive Officer. The lease rate was determined through a review of prevailing market rates for such services. During the three and nine months ended September 30, 2005 and 2004, the Company recorded an expense of $48,000, $83,000, $124,000 and $124,000 respectively. The expense is included in selling, general and administrative expenses.
     In March 2005, the Company facilitated the exercising of stock options upon the retirement of our former member of the Board of Directors, Jack Woodhull. Upon the exercising of the options, the Company repurchased 15,000 shares for a total discounted cost of $117,000. In April 2005, the Company facilitated the exercising of stock options upon the retirement of our former member of the Board of Directors, Albert Nagy. Upon the exercising of the options, the Company repurchased 200,000 shares for a total discounted cost of $1.7 million. In April 2005, the Company facilitated the exercising of stock options upon the resignation of our former President and Chief

Note 7. Related Parties — (cont’d)
Operating Officer, Bennett Beaudry. Upon the exercising of the options, the Company repurchased 150,625 shares for a total discounted cost of $1.2 million. The Company purchased all the shares at a 3.6% discount.
Note 8. Discontinued Operations
     Prior to fiscal year 2003, the Company sold and dissolved two of its business segments. The balance owed at September 30, 2005 of $422,000 represents the remaining office lease commitments, net of subleases, over the remaining terms of the leases. During the nine months ended September 30, 2005, the Company paid $305,000 net of sublease receipts, related to the leased property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     SM&A is a consulting firm which is the world’s leading provider of competition management services, and a leading provider of high-value performance assurance support services that enhance client’s ability to perform profitably on the programs they’ve won. Under these two service lines, our approximately 300 employees and consultants provide strategy, proposal management, program management, systems engineering, expert support, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, information technology, architect and engineering sectors. Since 1982, we have managed more than 1,000 proposals worth more than $312 billion for our clients and have achieved an 85% win rate on awarded contracts.
RESULTS OF OPERATIONS
     The following table sets forth certain historical operating results (in thousands):

	For the Three Months Ended September 30,
	2005	2004	Change	Change %
Revenue	$19,678	$16,078	$3,600	22
Cost of revenue	11,471	9,003	2,468	27

Gross margin	8,207	7,075	1,132	16
Selling, general and administrative expenses	4,438	4,359	79	2

Operating income	3,769	2,716	1,053	39
Income tax expense	1,369	1,088	281	26
Net income	$2,558	$1,667	$891	53
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Revenue. Revenue increased $3.6 million, or 22%, to $19.7 million for the three months ended September 30, 2005 compared to $16.1 million for the same period of the prior year. The increase in our revenue was due to revenue growth in both our competition management and performance assurance service lines. Through our sales and marketing efforts, we have increased the number of active projects with which we are providing our services. We have also not experienced any notable delays in the release of request for proposals or program starts.
     The percentage of revenues from competition management services and performance assurance services was 60% and 40% for the three months ended September 30, 2005, respectively, compared to 53% and 47% for the same period of the prior year. The percentage of revenue coming from our aerospace and defense clients was 67% and 71% for the three months ended September 30, 2005 and 2004 respectively. During the three months ended September 30, 2005, five new customers, who accounted for 1% of our total revenue, engaged us. This compares to three new customers, which accounted for less than 1% of our total revenue during the same period of the prior year. During the third quarter, our success fees, which are dependent upon the timing of awards for our clients, totaled $169,000 compared with $42,000 for the same period of the prior year.
     Gross Margin. Gross margin increased $1.1 million, or 16%, to $8.2 million for the three months ended September 30, 2005 compared to $7.1 million for the same period of the prior year. The increase in gross margin dollars is due to the increase in sales as discussed above. As a percentage of revenue, gross margin decreased to 42% for the three months ended September 30, 2005 compared to 44.0% for the same period of the prior year. This decline was due primarily to a planned increase in our sales compensation expense as a percentage of revenue which we implemented at the beginning of calendar year 2005. In addition, our travel expenses associated with delivering our services increased slightly over the same period of the prior year.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, training, recruiting, professional services and other general corporate activities. Selling, general and administrative expenses increased $79,000, or 2%, to $4.4 million for the three months ended September 30, 2005, as compared to $4.4 million for the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (cont’d)
same period of the prior year. The increase was from expenses associated with the expansion of our office space at our Newport Beach, California location. As a percentage of revenue, selling, general and administrative expenses decreased to 23% for the three months ended September 30, 2005, as compared to 27% for the same period of the prior year.
     Operating Income. Operating income increased $1.1 million, or 39% to $3.8 million for the three months ended September 30, 2005, compared to $2.7 million for the same period of the prior year. As a percentage of revenue, operating income increased to 19% for the three months ended September 30, 2005, as compared to 17% for the same period of the prior year. Operating income increased due to the increase in sales and gross profit offset by the planned increase in selling, general and administrative expenses, as discussed above.
     Income Tax Expense. The effective income tax rates for the three months ended September 30, 2005 and 2004 were 35% and 39%, respectively. In the third quarter ended September 30, 2005, we recorded a tax adjustment resulting in a reduction of income tax expense of approximately $160,000, or $0.01 per diluted share relating to the reduction of tax liability that expired based on its statute of limitations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (cont’d)
RESULTS OF OPERATIONS
     The following table sets forth certain historical operating results (in thousands):

	For the Nine Months Ended September 30,
	2005	2004	Change	Change %
Revenue	$60,184	$50,724	$9,460	19
Cost of revenue	34,577	27,817	6,760	24

Gross margin	25,607	22,907	2,700	12
Selling, general and administrative expenses	14,017	11,937	2,080	17

Operating income	11,590	10,970	620	6
Income tax expense	4,320	4,197	123	3
Net income	$7,631	$6,890	$741	11
Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004
     Revenue. Revenue increased $9.5 million, or 19%, to $60.2 million for the nine months ended September 30, 2005 compared to $50.7 million for the same period of the prior year. The increase in our revenue was due primarily to revenue growth in both our competition management and performance assurance service lines. Through our sales and marketing efforts, we have increased the number of active projects with which we are providing our services. In addition, we have not experienced any notable delays in the release of request for proposals or program starts.
     The percentage of revenues from competition management services and performance assurance services was 56% and 44% for the nine months ended September 30, 2005, respectively, compared to 59% and 41% for the same period of the prior year. The percentage of revenue coming from our aerospace and defense clients was 71% and 74% for the nine months ended September 30, 2005 and 2004 respectively. During the nine months ended September 30, 2005, twenty new customers, who accounted for 7% of our total revenue, engaged us. This compares to twenty-three new customers, which accounted for 9% of our total revenue during the same period of the prior year. During the nine months ended September 30, 2005, our success fees, which are dependent upon the timing of awards for our clients, totaled $734,000 compared with $793,000 for the same period of the prior year.
     Gross Margin. Gross margin increased $2.7 million, or 12%, to $25.6 million for the nine months ended September 30, 2005 compared to $22.9 million for the same period of the prior year. The increase in gross margin dollars is due to the increase in sales as discussed above. As a percentage of revenue, gross margin decreased to 42% for the nine months ended September 30, 2005 compared to 45% for the same period of the prior year. This decline was due primarily to a planned increase in our sales compensation expense as a percentage of revenue which we implemented at the beginning of calendar year 2005. In addition, our travel expenses associated with delivering our services increased slightly over the same period of the prior year.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, training, recruiting, professional services and other general corporate activities. Selling, general and administrative expenses increased $2.1 million, or 17%, to $14.0 million for the nine months ended September 30, 2005, as compared to $11.9 million for the same period of the prior year. As a percentage of revenue, selling, general and administrative expenses decreased to 23% for the nine months ended September 30, 2005, as compared to 24% for the same period of the prior year. Our sales and marketing expenses increased $1.1 million due to the increase in the number of account executives, marketing professionals and support staff to support and service our planned revenue growth. Our training expenses increased $600,000 related to the planned improvement in our internal training capabilities. We increased the number and types of internal training classes to train our employees in the delivery of our new solution offerings and maintain our overall high standards of quality. Lastly, our facility expenses increased $355,000 due to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (cont’d)
our completed expansion into an additional 11,000 square feet of office space at our Newport Beach, California headquarters, which is primarily used for training, production and computing facilities.
     Operating Income. Operating income increased $620,000, or 6% to $11.6 million for the nine months ended September 30, 2005, compared to $11.0 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 19% for the nine months ended September 30, 2005, as compared to 22% for the same period of the prior year. Operating income as a percentage of sales decreased due to the increase in sales and gross profit offset by the planned increase in selling, general and administrative expenses, as discussed above.
     Income Tax Expense. Our effective income tax rates for nine months ended September 30, 2005 and 2004 were 36% and 38%, respectively. In the first quarter ended March 31, 2005, we completed and filed our federal and state income tax returns for the calendar year ended December 31, 2004. Based on the income tax returns filed, we recorded an adjustment to our effective tax rate in the first quarter of 2005 resulting in a reduction of income tax expense of approximately $208,000, or $0.01 per diluted share. In the third quarter ended September 30, 2005, we recorded a tax adjustment resulting in a reduction of income tax expense of approximately $160,000, or $0.01 per diluted share relating to the reduction of tax liability that expired based on its statute of limitations.
     In the second quarter ended September 30, 2004, we completed and filed our federal and state income tax returns for the calendar year ended December 31, 2003. Based on the income tax returns filed, we recorded an adjustment to our state effective tax rate in the second quarter resulting in a reduction of income tax expense of $182,000. This reduction of $182,000, coupled with a current year state tax provision rate adjustment of $125,000, resulted in a reduction of income tax expense of approximately $307,000, or $0.02 per diluted share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (cont’d)
Capital Resources and Liquidity
     Our working capital increased to $38.4 million at September 30, 2005 from $31.9 million at December 31, 2004. In addition, our cash and cash equivalents increased to $27.4 million at September 30, 2005, from $22.1 million at December 31, 2004. Cash flows from operating activities provided $9.4 million during the nine months ended September 30, 2005, compared to $2.1 million for the same period during the prior year. The increase in our cash flows from operating activities is due primarily to the timing of our payroll cycles and the recording of the income tax effect from the exercise of stock options.
     The change in accounts receivable was due primarily to the increase in our sales for the nine months ended September 30, 2005 compared to the same period of the prior year. Our days sales outstanding (DSO) was 65 days, which is consistent with our historical average of between 65 to 67 days.
     We expanded our office space by an additional 11,000 square feet in December 2004, which is primarily used for training, production and computing facilities. In addition, we entered into an agreement with a software vendor in March 2005 to implement an Enterprise Resource Planning software program. Of the purchases of fixed assets of $1.7 million during the nine months ended September 30, 2005, we spent $1.5 million relating to these two activities.
     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. In April and October 2005, the Company’s Board of Directors authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan are cancelled. As of September 30, 2005, the Company has repurchased 1,072,495 shares at a total cost of $8.3 million.
     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At September 30, 2005, we had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and we had $9.9 million in availability.
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
     We derive a significant portion of revenue from continuing operations from a relatively limited number of clients. Our seven largest customers accounted for 84% and 92% of our revenue for 2004 and 2003, respectively. Clients typically retain our services as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate the engagement at any time without a significant penalty. Moreover, there can be no assurance that existing clients will continue to engage us for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect our business, financial condition and results of operations. In addition, the level of services required by an individual client may diminish over the life of the relationship, and there can be no assurance we will be successful in establishing relationships with new clients as this occurs.
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
     Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and September 30, 2005, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:
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
We cannot guarantee that future acquisitions, mergers or investments in other companies will be successful.
If appropriate opportunities present themselves, we may consider acquiring, merging with or making investments in companies or assets that we believe will complement, enhance or expand our current business or otherwise offer us growth opportunities. We will likely compete for such opportunities with companies with greater financial and management resources than us. There can be no assurance that suitable acquisition or other investment opportunities will be identified, that any of these transactions can be consummated, or that, if acquired, the new businesses can be integrated successfully and profitably into our operations. These acquisitions and investments may also entail the following risks:
•	the diversion of our management’s attention from our existing business while evaluating acquisitions, investments and other prospective business combinations and thereafter while assimilating the operations and personnel of the new business;

•	adverse short-term effects on our operating results;

•	the inability to successfully and rapidly integrate the new businesses, personnel and products with our existing business, including financial reporting, management and information technology systems;

•	higher than anticipated costs of integration;

•	unforeseen operating difficulties and expenditures;

•	the need to manage a significantly larger business;

•	potential dilution to our shareholders to the extent we use our common stock as currency for an acquisition;

•	the assumption of liabilities;

•	the use of a substantial amount of our available cash to consummate an acquisition;

•	difficulties inherent in the implementation and application of the provisions of the Sarbanes-Oxley Act of 2002 to the operations of a privately-held entity acquired by the Company; and

•	loss of employees of an acquired business, including employees who may have been instrumental to the success or growth of that business.
We may not be able to successfully integrate or operate profitably any new business we acquire and we cannot assure you that any other investments we make, or strategic alliances we enter into, will be successful.
Principal shareholder has significant control.
     At September 30, 2005, Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 24% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions.

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

			Total Number of	Approximate $ Value of
			Shares Purchased as	Shares That May Yet Be
	Total Number of	Average Price Paid	Part of a Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Plan	Plan
Beginning balance	625,500	$7.39	625,500	$2,377,000
January 1, 2005 to January 31, 2005	—	—	—	2,377,000
February 1, 2005 to February 28, 2005	45,180	8.03	670,680	2,014,000
March 1, 2005 to March 31, 2005	27,990	7.88	698,670	1,794,000
April 1, 2005 to April 30, 2005	351,825	8.24	1,050,495	3,896,000
May 1, 2005 to May 31, 2005	—	—	—	3,896,000
June 1, 2005 to June 30, 2005	—	—	—	3,896,000
July 1, 2005 to July 31, 2005	—	—	—	3,896,000
August 1, 2005 to August 30, 2005	—	—	—	3,896,000
September 1, 2005 to September 30, 2005	22,000	8.84	1,072,495	3,702,000

Total	1,072,495	$7.74	1,072,495

     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. In April and October 2005, the Company’s Board of Directors authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan are cancelled. As of September 30, 2005, the Company has repurchased 1,072,495 shares at a total cost of $8.3 million.

Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.
Item 5. Other Information
     The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s Chairman and Chief Executive Officer. The lease rate was determined through a review of prevailing market rates for such services. During the three and nine months ended September 30, 2005 and 2004, the Company recorded an expense of $48,000, $83,000, $124,000 and $124,000 respectively. The expense is included in selling, general and administrative expenses.
     In March 2005, the Company facilitated the exercising of stock options upon the retirement of our former member of the Board of Directors, Jack Woodhull. Upon the exercising of the options, the Company repurchased 15,000 shares for a total discounted cost of $117,000. In April 2005, the Company facilitated the exercising of stock options upon the retirement of our former member of the Board of Directors, Albert Nagy. Upon the exercising of the options, the Company repurchased 200,000 shares for a total discounted cost of $1.7 million. In April 2005, the Company facilitated the exercising of stock options upon the resignation of our former President and Chief Operating Officer, Bennett Beaudry. Upon the exercising of the options, the Company repurchased 150,625 shares for a total discounted cost of $1.2 million. The Company purchased all the shares at a 3.6% discount.
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
     The decision to initiate the Acceleration under the Plan, which the Company believes to be in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that would be expected to be recorded in future periods following the Company’s adoption of Financial Accounting Standards Board (“FASB”) Statement no. 123, “Share-Based Payment (revised 2004)” (“SFAS 123(R)”). The Company currently accounts for stock-based compensation using the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The SFAS 123(R) will require the Company to record compensation expense equal to the fair value of all equity-based compensation over the vesting period of each such award. As a result of the Acceleration under the Plan, the Company expects to reduce its aggregate compensation expense related to the accelerated options by a total of approximately $1.8 million before taxes over the next four years (the remaining vesting period for the accelerated options). This estimate is subject to change, but is based on

Item 5. Other Information — (cont’d)
approximated value calculations using the Black-Scholes methodology. The Company will disclose the pro forma effect of this compensation expense in the pro forma footnote disclosure in its fiscal year 2005 annual report, as permitted under the transition guidance provided by the FASB.
Item 6. Exhibits
INDEX TO EXHIBITS
Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No. 1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Amended and Restated Employee Stock Purchase Plan. (6)

10.3	Office Facility Lease. (7)

10.4	Amendment No. 1 to Office Facility Lease. (8)

10.5	Employment Agreement of Steven S. Myers. (9)

10.6	Amendment No. 1 to Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 2 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 3 to Employment Agreement of Steven S. Myers. (12)

10.9	Amendment No. 4 to Employment Agreement of Steven S. Myers. (13)

10.10	Amendment No. 5 to Employment Agreement of Steven S. Myers. (14)

10.11	Employment Agreement of Cathy L. Wood “McCarthy”. (15)

10.12	Amendment No. 1 to Employment Agreement of Cathy L. Wood “McCarthy”.(16)

10.13	Amendment No. 2 to Employment Agreement of Cathy L. Wood “McCarthy”. (17)

10.14	Amendment No. 3 to Employment Agreement of Cathy L. Wood “McCarthy”. (18)

10.15	Amendment No. 4 to Employment Agreement of Cathy L. Wood “McCarthy”. (19)

10.16	Employment Agreement of Bennett C. Beaudry. (20)

10.17	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (21)

10.18	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (22)

10.19	Amendment No. 3 to Employment Agreement of Bennett C. Beaudry. (23)

10.20	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (24)

10.21	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (25)

10.22	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (26)

10.23	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (27)

10.24	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (28)

10.25	Renewal of Revolving Note dated April 29, 2005, executed by SM&A, in favor of City National Bank. (29)

10.26	Consultant Agreement of Bowes Enterprises. (30)

10.27	Consultant Agreement of Joseph B. Reagan. (31)

21.1	Subsidiaries of the Registrant. (32)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (33)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (34)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (35)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (36)
Footnote #

(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(7)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(8)	Filed on October 22, 2004 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(9)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(11)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(11)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(13)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on October 22, 2004 as Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(16)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(17)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(18)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(19)	Filed on October 22, 2004 as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(20)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(21)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(22)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(23)	Filed on October 8, 2004 as Exhibit 99.1 to the registrant’s current report on 8-K and incorporated herein by reference.

(24)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(25)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(26)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(27)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(28)	Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(29)	Filed on July 14, 2005 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(30)	Filed on October 22, 2004 as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(31)	Filed on October 22, 2004 as Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(32)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(33)	Filed herewith.

(34)	Filed herewith.

(35)	Filed herewith.

(36)	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A
	By:	/s/ CATHY L. MCCARTHY

Dated: October 18, 2005		Cathy L. McCarthy
Executive Vice President, Chief Financial Officer and Secretary

	By:	/s/ STEVEN S. MYERS

Dated: October 18, 2005		Steven S. Myers
Chairman and Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No. 1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Amended and Restated Employee Stock Purchase Plan. (6)

10.3	Office Facility Lease. (7)

10.4	Amendment No. 1 to Office Facility Lease. (8)

10.5	Employment Agreement of Steven S. Myers. (9)

10.6	Amendment No. 1 to Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 2 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 3 to Employment Agreement of Steven S. Myers. (12)

10.9	Amendment No. 4 to Employment Agreement of Steven S. Myers. (13)

10.10	Amendment No. 5 to Employment Agreement of Steven S. Myers. (14)

10.11	Employment Agreement of Cathy L. Wood “McCarthy”. (15)

10.12	Amendment No. 1 to Employment Agreement of Cathy L. Wood “McCarthy”.(16)

10.13	Amendment No. 2 to Employment Agreement of Cathy L. Wood “McCarthy”. (17)

10.14	Amendment No. 3 to Employment Agreement of Cathy L. Wood “McCarthy”. (18)

10.15	Amendment No. 4 to Employment Agreement of Cathy L. Wood “McCarthy”. (19)

10.16	Employment Agreement of Bennett C. Beaudry. (20)

10.17	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (21)

EXHIBIT NO.	DESCRIPTION
10.18	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (22)

10.19	Amendment No. 3 to Employment Agreement of Bennett C. Beaudry. (23)

10.20	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (24)

10.21	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (25)

10.22	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (26)

10.23	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (27)

10.24	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (28)

10.25	Renewal of Revolving Note dated April 29, 2005, executed by SM&A, in favor of City National Bank. (29)

10.26	Consultant Agreement of Bowes Enterprises. (30)

10.27	Consultant Agreement of Joseph B. Reagan. (31)

21.1	Subsidiaries of the Registrant. (32)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (33)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (34)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (35)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (36)
Footnote #

(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(7)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(8)	Filed on October 22, 2004 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(9)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(10)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(11)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(11)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(13)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on October 22, 2004 as Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(15)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(16)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(17)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(18)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(19)	Filed on October 22, 2004 as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(20)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(21)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(22)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(23)	Filed on October 8, 2004 as Exhibit 99.1 to the registrant’s current report on 8-K and incorporated herein by reference.

(24)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(25)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(26)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(27)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(28)	Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(29)	Filed on July 14, 2005 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(30)	Filed on October 22, 2004 as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(31)	Filed on October 22, 2004 as Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(32)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(33)	Filed herewith.

(34)	Filed herewith.

(35)	Filed herewith.

(36)	Filed herewith.