Form 10-K
period 2005-12-31
SM&A
filed 2006-02-24
CIK 1050031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, no par value
(Title of class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $139,089,000 as of June 30, 2005.
     Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, 19,838,460 shares outstanding at January 31, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2006 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
For the Year Ended December 31, 2005

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

ITEM 1—BUSINESS
     As used in this report, “SM&A,” “the Company”, “we,” “our” and similar terms include SM&A and its subsidiaries, unless the context indicates otherwise.
Overview – Development of Business
     SM&A is the world’s leading provider of Competition Management (business capture and proposal development) services, and a leading provider of Performance Assurance (post-award risk mitigation and profit maximizing) services. Under these two service lines, our approximately 300 employees and consultants provide strategy, proposal management, program management, systems engineering, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, information technology, and engineering sectors.
     We were founded in 1982 and are a California corporation. After sixteen years of consistent revenue and profit growth, we completed an initial public offering in January 1998 and embarked on an acquisition program to broaden our service and product offerings. Due to the underperformance of the acquired businesses during 2000 and 2001, we discontinued, liquidated or sold all of the acquired businesses and, in early 2002, retired our debt.
Business Strategy
     We support our clients by providing a full array of high-value services that either adds to our clients’ top line revenue through the more effective management of their proposals, and/or we improve their bottom line earnings by applying high value technical and management leadership to their awarded programs. While the Company operates in one business segment, our business strategy is to classify the services we offer under the following two categories:
Competition Management. Represents consulting services which provide project leadership to help our clients strategically position themselves, identify business opportunities, and formulate and prepare competitive bids. We are the largest provider of Competition Management services in the world; and
Performance Assurance. Represents consulting services that assist our clients in systems engineering and project integration tasks.
Competition Management
     Competition Management. We provide Competition Management services through proprietary proposal management strategies and processes. In conjunction with these processes, we typically assume a leadership role and place dedicated teams at client facilities to manage all aspects of the competitive proposal development effort. Since 1982, we have managed more than 1,000 proposals worth more than $340 billion for our clients and have achieved an 85% win rate on awarded contracts. The combination of our high win rate and reputation has contributed to our dominant market share of Competition Management services outsourced by government contractors, while also leading to an increase in the amount of business from firms interested in winning commercial projects. The phases of our Competition Management services include:
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

Performance Assurance Services
     Performance Assurance Services. Performance Assurance services comprise all aspects of successful program delivery. Since past performance (i.e., a company’s contract performance) is a large part of the graded score in competitive federal procurements, our clients especially value our support in this area. Some notable examples of our program support services in 2005 are our ongoing assistance to The Boeing Company in support of its National Missile Defense – Lead System Integrator responsibilities and Future Combat Systems program and our continued support to Lockheed Martin Corporation in service of its Joint Strike Fighter program. The types of services we provide include:
QuickStart®. Over the past 24 years, SM&A has identified twelve areas of reoccurring risk that our clients often fail to effectively address during the first six months of a program and developed a solution to assess, prioritize, and mitigate these and other risks. Our solution keeps programs on schedule and within budget parameters, ensuring the program gets off to a solid start.
AwardFee™. Award fee is a contractual approach used by the buyer to motivate the contractor’s performance areas deemed critical to the program’s success (e.g. technical, logistics support, cost, and schedule) and is subjectively and qualitatively measured and evaluated. Our solution focuses resources according to the categories, weightings and criteria identified in the contract. Our approach is adapted from our Competition Management process to develop a winning strategy for each award fee evaluation period, improve program implementation, and ensure that every meeting, deliverable and customer communication reinforces the case for maximal award fee.
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
Markets for Competition Management Services
     We assist companies seeking to identify, win and implement new business. Since 1982, we have helped clients win contracts, a service that generated about 58% and 57% of our revenue in 2005 and 2004, respectively. Our major clients’ core businesses are in providing various defense and aerospace goods and services to the federal government and represent about 71% and 75% of our proposal management activity in 2005 and 2004, respectively. Our reputation in the market is based on our ability to help our clients win consistently. This reputation for winning provides us with an opportunity to provide new and existing clients with services beyond Competition Management.
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
     Supporting Proposals in Response to Federal Procurements. According to the Government Electronics and Information Technology Association (GEIA), the federal government will obligate approximately $157 billion in fiscal year 2006 to acquire goods and services from large prime contractors, of which approximately two-thirds to three-quarters will be obligated by the DoD. Federal spending of this nature is expected to remain level in 2006 and may continue at this rate for another two to three years due to resources constrained by the global war on terror, current operations in Iraq and Afghanistan, and current federal deficit pressures. A significant portion of these funds will be spent on information technology goods and services. Much of this procurement spending will be awarded competitively. Companies generally spend from one-half of one percent to three percent of the expected value of a contract to prepare their proposals. A company may therefore spend from $500,000 to $2 million to prepare a proposal for a program valued at $100 million. Federal law and policy encourages this spending and allows companies to seek reimbursement for about 50% of these expenses. Some portion of the money spent to bid on a program is often outsourced and it is this outsourcing for proposal services that represents the majority of our traditional source of revenue. Furthermore, the spending cited above is happening during a time of extreme demographic pressures in the defense and aerospace industry. The defense contractor workforce is retiring in record numbers – up to 30% of defense industry knowledge workers are expected to retire between 2003 and 2007. To meet new demand and replace retiring workers, we believe the defense industry will have to hire about 255,000 knowledge workers between now and 2007. For this reason alone we can expect continued outsourcing demand from our clients. Finally, as part of our support to clients in leading the development of a competitive proposal, we often provide competitive strategy services and management consulting services.
     Supporting Proposals in Response to State and Local Procurements. According to Governing magazine, a subsidiary of Times Publishing, state and local governments will spend approximately $515 billion on goods and services in 2006. State and local service-based projects are generally smaller and less complex than federal projects, thus making the potential market for our services smaller in the state and local market than in the federal market. As with non-DoD federal procurements, the larger and more complex state and local procurements often involve information technology and we have provided significant support to our clients in assisting the creation of their proposals for state and local government contracts.
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
The ongoing expansion of Department and Homeland Security responsibilities and its role in the Global War on Terror (GWOT) should also continue to drive increasing need for proposal management services on Federal procurement opportunities.
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
A Decrease in Internal Competitive Proposal Capabilities of Client Community. We believe that the internal proposal capabilities of the clients we have targeted for selling services to has decreased over the last several years due to fiscal pressures exerted on these companies. This trend is expected to accelerate as the pace of retirements within our client community peaks in the next five years creating additional opportunities for proposal related services.
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
     We offer program support services as a direct result of client requests to provide such services beginning in the mid-1990s. This service generated about 42% and 43% of our revenue in 2005 and 2004, respectively. The size of this market is in the billions of dollars annually, much of it in support of DoD prime contractors executing research, development, test and evaluation (RDT&E) contracts. According to DoD, in fiscal year 2005, the top 100 DoD contractors provided $163 billion of the $269 billion of goods and services contracted to business, of which about $37 billion was in support of RDT&E programs (see: www.defenselink.mil/pubs/almanac). Typically, prime contractors subcontract between 40-70% of the work share on such efforts. NASA, the Department of Energy and large federal and state information technology programs provided added value to this market numbering in the billions of dollars annually.
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
Major Clients
     We provide our high-end systems engineering and integrated proposal management services to numerous Fortune 100 clients. Our largest clients by percent of revenue received for the year ended December 31, 2005 are:

The Boeing Company	27.4%
Accenture LTD.	20.5
Lockheed Martin Corporation	14.6

62.5%

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
Competition
     We are a niche player providing high-value strategic services that, in most cases, would not be otherwise outsourced. As a result, we most frequently compete with our clients’ internal organizations. We believe our core clients continue to labor under demographic pressures and, as a result, their ability to internally staff their requirements for high-value resources will diminish. In addition to our clients’ internal capability, we have competitors in our markets for both competition management and performance assurance services. Competitors in the competition management services are made up of very small consultancies and individual consultants focusing primarily on proposal development. The largest of these is approximately one-fifth our size. We are able to offer greater depth of capability, a more diversified array of capabilities, and more efficient, better structured processes. We continue to focus on the strategic issues driving our clients’ ability to win and high quality execution of their proposals. Competitors for performance assurance services are by contrast generally very large companies, many have greater marketing, technical, and financial resources than ours. However, our goal is not to be the high volume provider of journeyman technical support, but rather to be the premium provider of high-value strategic support services. Our focus is on delivering very high quality, something that is very difficult for high volume providers to deliver.
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
Development of New Services or Techniques
     In 2005, we introduced two new solutions, QuickStart® and AwardFee™. We plan to continue to develop, sell and deliver new complementary service line extensions that will service our exisiting and new customers. We plan to rollout these service lines extensions throughout 2006 and we will continue to evaluate additional opportunties as they are identified.
     In addition, we are investing in hiring personnel capable of rapidly setting up and working in collaborative computer networks – increasingly valuable skills needed to support our clients. Furthermore, as proposals have more commonly become electronic rather than paper, we have developed techniques to improve quality and the ease at which the proposal can be evaluated by the government.
Employees
     As of December 31, 2005, we had approximately 300 employees and consultants. Approximately 81% of the employees are Competition Management and Performance Assurance consulting professionals, 7% are account executives and marketing professionals and the remaining 12% are involved in enterprise management which comprises finance, management information systems, human resources and other administrative functions. We believe that our success depends significantly upon attracting, retaining and motivating talented, innovative and experienced professionals. For this reason, our employees are comprised of experienced program managers, engineers and skilled technicians, tested in some of the largest and most complex military, commercial and government programs of the past 30 years. The typical employee has more than 20 years of applicable experience in industry, government and/or the military and a majority of our employees possess advanced degrees in science, engineering or information technology fields.
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
          We derive a significant portion of revenue from continuing operations from a relatively limited number of clients. Our seven largest customers accounted for 80.2% and 83.5% of our revenue for 2005 and 2004, respectively. Clients typically retain our services as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate the engagement at any time without a significant penalty. Moreover, there can be no assurance that existing clients will continue to engage us for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect our business, financial condition and results of operations. In addition, the level of services required by an individual client may diminish over the life of the relationship, and there can be no assurance we will be successful in establishing relationships with new clients as this occurs.
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
          Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and December 31, 2005, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:
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
     At December 31, 2005, Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 22.7% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions. Our board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.
ITEM 1B—UNRESOLVED STAFF COMMENTS
     Not applicable.
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
     Included in discontinued operations are three properties totaling approximately 56,000 square feet. All of the 56,000 square feet have been subleased under non-cancelable leases.
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
     The following table sets forth, for the quarters indicated, the high and low closing sale prices as reported on NASDAQ.

	2005		2004
	High	Low	High	Low
First Quarter Ending March 31	$8.65	$7.54	$12.97	$10.00
Second Quarter Ending June 30	$9.19	$8.03	$11.14	$7.27
Third Quarter Ending September 30	$9.99	$8.49	$8.72	$6.59
Fourth Quarter Ending December 31	$9.10	$8.03	$8.94	$6.92
     As of January 31, 2006, there were approximately 83 shareholders of record of our common stock. The closing sale price of our common stock on the NASDAQ National Market on January 31, 2006 was $7.21 per share.
Dividends
     We have not declared or paid cash dividends to stockholders of our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, capital requirements, and our general financial condition.
Recent Sales of Unregistered Securities
     None.
Shares Reserved for Future Issuance
     At December 31, 2005, we had reserved 1,875,994 shares for future issuance under our stock option plan and 144,574 shares under our employee stock purchase plan.
Issuer Purchases of Equity Securities
     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. In April and October 2005, the Company’s Board of Directors authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million. In January 2006, the Company’s Board of Directors authorized an increase of an additional $10.0 million of SM&A’s common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan are cancelled. As of December 31, 2005, we have repurchased 1,813,166 shares at a total cost of $14.7 million.

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS — (continued)
     Included in the table below are the block transactions for shares repurchased at a discounted cost, which the Company facilitated the exercising of stock options and the purchase of the related shares upon the retirement of former members of the Board of Directors and the resignation of the former President and Chief Operating Officer.

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares
			Part of a	That May Yet
	Total Number	Average Price	Publicly	Be Purchased
	of Shares	Paid Per	Announced	Under The
Period	Purchased	Share	Plan	Plan

Beginning balance	—	$—	—	$7,000,000

May 1, 2004 to June 30, 2004	34,200	8.01	34,200	6,726,138
July 1, 2004 to September 30, 2004	297,800	7.42	332,000	4,515,481
October 1, 2004 to December 31, 2004	293,500	7.29	625,500	2,377,097
January 1, 2005 to March 31, 2005	73,170	7.97	698,670	1,793,675
April 1, 2005 to June 30, 2005	351,825	8.24	1,050,495	3,896,192
July 1, 2005 to September 30, 2005	22,000	8.84	1,072,495	3,701,703
October 1, 2005 to December 31, 2005	740,671	8.62	1,813,166	5,317,099

Total	1,813,166	$8.10	1,813,166	$5,317,099

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

	Years Ended December 31,
	(in thousands, except per share data)
	2005	2004	2003	2002	2001
Consolidated Statements of Operations Data:
Revenue	$76,711	$68,954	$75,593	$55,057	$46,407
Gross margin	32,008	31,193	34,060	22,998	19,360
Operating income	12,660	14,722	19,731	10,629	7,347
Interest (income) expense, net	(586)	(192)	(73)	865	1,909
Unrealized (gain) loss on interest rate swap	—	—	—	(6)	673
Income from continuing operations	8,427	9,692	13,268	6,518	2,849
(Loss) from discontinued operations	—	—	—	—	(21,897)
Cumulative effect of adoption of FASB Statement No.133, net of tax	—	—	—	—	(668)
Extraordinary loss from early extinguishment of debt, net of tax	—	—	—	(2,499)	—

Net income (loss)	$8,427	$9,692	$13,268	$4,019	$(19,716)

Net income (loss) per share:
Basic
Continuing operations	$0.42	$0.47	$0.66	$0.33	$0.15
Discontinued operations	$—	$—	$—	$—	$(1.15)
Extraordinary loss from early extinguishment of debt	$—	$—	$—	$(0.13)	$—
Cumulative effect of adoption of FASB Statement No. 133	$—	$—	$—	$—	$(0.04)
Net income (loss)	$0.42	$0.47	$0.66	$0.21	$(1.04)

Diluted
Continuing operations	$0.41	$0.45	$0.62	$0.32	$0.15
Discontinued operations	$—	$—	$—	$—	$(1.14)
Extraordinary loss from early extinguishment of debt	$—	$—	$—	$(0.12)	$—
Cumulative effect of adoption of FASB Statement No. 133	$—	$—	$—	$—	$(0.03)
Net income (loss)	$0.41	$0.45	$0.62	$0.20	$(1.03)

Shares used to calculate net income (loss) per share:
Basic	20,271	20,428	19,991	19,535	19,045
Diluted	20,797	21,521	21,428	20,452	19,219

Consolidated Balance Sheet Data:
Cash	$19,103	$22,148	$17,712	$5,956	$26,270
Investments	4,950	—	—	—	—
Working capital	32,824	31,860	23,833	7,917	4,470
Total assets	38,742	37,383	31,803	18,404	44,691
Long-term debt, including current portion	—	—	—	—	22,085
Shareholders’ equity	34,860	32,691	24,433	8,388	3,685

ITEM 7—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
     SM&A’s discussion and analysis of its financial condition and results of operations are based upon SM&A’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Note that preparation of this Annual Report on Form 10-K requires SM&A to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and the reported amounts of revenue and expenses during the reporting period. SM&A bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily derived from other sources. There can be no assurance that actual amounts will not differ from those estimates.
     SM&A has identified the policies below as critical to its business operations and the understanding of its results of operations.
Revenue Recognition. The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The majority of the Company’s services are provided under “time and expenses” billing arrangements and revenue is recognized on the basis of hours utilized, and other reimbursable contract costs incurred during the period. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenue is also derived from success fees offered to clients as a pricing option, and recorded as revenue only upon the attainment of the specified incentive criteria. Success fees are not billable and revenue is not recorded until the customer wins a contract.
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
Allowance for Doubtful Accounts. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company’s accounts receivable are derived from revenue earned from customers primarily in the United States. The majority of the Company’s receivables are from large companies in the aerospace and defense industries. The Company controls credit risk through credit approvals and monitoring procedures and, generally, does not require collateral or other security to support financial instruments subject to credit risk. Management must make estimates regarding the collection of its accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.
Overview
     SM&A is the world’s leading provider of Competition Management (business capture and proposal development) services, and a leading provider of Performance Assurance (post-award risk mitigation and profit maximizing) services. Under these two service lines, our approximately 300 employees and consultants provide strategy, proposal management, program management, systems engineering, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, information technology, and engineering sectors. Since 1982, we have managed more than 1,000 proposals worth more than $340 billion for our clients and have achieved an 85% win rate on awarded contracts.
     We have traditionally been heavily concentrated in the aerospace and defense sector which leaves us susceptible to market fluctuations caused by events such as the war on terrorism and election year uncertainties. In 2003 we initiated a strategic goal of diversifying ourselves outside of our traditional aerospace and defense concentration by offering our services to new customers in new verticals. Our efforts have produced strong results as discussed below.
Market Diversity. Starting in late 2003, we focused our sales and marketing efforts to expand into primarily the State and Local Information Technology market. During fiscal 2005, 2004 and 2003, this market contributed to $22.6 million, $17.2 million, and $12.1 million or 29%, 25%, and 16% of our revenues, respectively.

ITEM 7—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)
Customer Diversity. During fiscal 2005, 2004 and 2003, three of our clients accounted for more than 10% of the Company’s total revenues. Revenues from the three clients in 2005, 2004, and 2003 represented $48.0 million, $47.2 million, and $53.3 million or 63%, 69% and 77% of total revenues. While our reliance on our top three clients has been declining, a loss of one or more of these major clients, a decrease in orders by one or more of these clients or a change in the combination of services purchased by one or more these clients could adversely affect our revenues, net income and margins.
Solution Development. During fiscal 2005, we started to develop two new service solutions that both complement and enhance our traditional offerings. These new solutions titled QuickStart and AwardFee are provided under our Performance Assurance service line. Revenues for fiscal 2005 were $1.2 million and $153,000 for QuickStart and AwardFee, respectively. We plan to continue providing these solutions and developing new solutions throughout fiscal 2006.
Results of Operations
     We present the table below to show how the operating results have changed over the past three years. Next to each year’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Year Ended December 31,
	2005		2004		2003
	(dollars in millions)		(dollars in millions)		(dollars in millions)
	$	%	$	%	$	%
Revenues:
Competition management	$44.2	57.6%	$39.0	56.5%	$40.2	53.2%
Performance assurance	32.5	42.4	30.0	43.5	35.4	46.8

Total revenues	76.7	100.0	69.0	100.0	75.6	100.0
Cost of revenues	44.7	58.3	37.8	54.8	41.5	54.9

Gross profit	32.0	41.7	31.2	45.2	34.1	45.1
Selling, general and administrative expenses	19.3	25.2	16.5	23.8	14.4	19.0

Operating income	12.7	16.6	14.7	21.4	19.7	26.1
Interest income	0.5	0.7	0.2	0.2	0.1	0.1
Income taxes	4.8	6.3	5.2	7.5	6.5	8.6

Net income	$8.4	11.0%	$9.7	14.1%	$13.3	17.6%

Comparison of Fiscal Years Ended December 31, 2005, 2004 and 2003
     Revenue. Revenue increased $7.7 million or 11.2% to $76.7 million in fiscal 2005, compared to $69.0 million for 2004. Through our sales and marketing efforts, we achieved a 5% growth in our traditional aerospace and defense markets and 31% is our non-aerospace and defense markets. As displayed above, revenues from our competition management and performance assurance service lines was 57.6% and 42.4%, respectively, as compared to 56.5% and 43.5% in 2004. We added 27 and 28 new customers in fiscal 2005 and 2004, respectively. Of the 27 and 28 new customers, they accounted for 8% and 9% of our total revenues in 2005 and 2004, respectively. Revenue from success fees decreased to $900,000 in 2005 as compared to $1.8 million in 2004. The timing and amounts recorded are dependent on award announcements and the mix of our business which utilizes this pricing model. During the second half of 2005 we experienced a significant reduction in services on a performance assurance project. The reduction resulted from a client who is experiencing budget pressure on one of their programs. This budget pressure continued throughout the quarter and will impact our ability to continue to service the client at the levels maintained during the first nine months of fiscal 2005.
     Revenue decreased $6.6 million, or 8.8% to $69.0 million for fiscal 2004, compared to $75.6 million for the same period of the prior year. This decrease was caused by some of our existing programs under our performance assurance services which reached a level of maturation in which our services are coming to a conclusion. In addition, the decrease was due to delays by the federal government to issue planned requests-for-proposals (RFP), which affected our competition management revenue, and delays in the start up of some awarded programs, which affected our performance assurance revenues. These delays were caused by the funding required to fight the war on terror in Iraq and Afghanistan, election year uncertainties, and NASA’s reprioritization. As displayed above, revenues from our competition management and performance assurance service lines was 56.5% and 43.5%, respectively, compared to 53.2% and 46.8% in 2003. We added 28 and 15 new customers for the years ended December 31, 2004 and 2003, respectively. Of the 28 and 15 new customers, they accounted for 9% and 3% of our total revenues in 2004 and 2003, respectively.

ITEM 7—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)
     Gross Margin. Gross margin increased $815,000, or 2.6% to $32.0 million for fiscal 2005 compared to $31.2 million for 2004. As a percentage of revenue, fiscal 2005 gross margin declined to 41.7% as compared to 45.2% in 2004. The decrease in gross margin as a percentage of revenue was due to two factors. First, in fiscal 2005 we made a planned change to our sales incentive compensation program which increased our cost of sales as a percentage of revenue by 200 basis points. We expect that our future gross margins will be consistent with current year. Second, in fiscal 2005 we received $900,000 in “success fees” compared to approximately $1.8 million in 2004. The timing and amounts recorded are dependent on award announcements and the mix of our business which utilizes this pricing model.
     Gross margin decreased $2.9 million, or 8.4% to $31.2 million for fiscal 2004 compared to $34.1 million for 2003. The decrease in gross margin dollars was due to the decrease in revenue. As a percentage of revenue, gross margin of 45.2% was consistent with 45.1% for the same period of the prior year.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for our executives, sales and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses in fiscal 2005 increased $2.9 million, or 17.5%, to $19.3 million, as compared to $16.5 million for the same period of the prior year. As a percentage of revenue, our selling, general and administrative expenses increased to 25.2% for fiscal 2005, compared to 23.8% for 2004. The $2.9 million increase was due to a $1.3 million increase in our sales and marketing expense related to the increase in hiring of our account executives, including their travel related expenses. In addition, we increased our internal training expenses by $600,000 for our employees delivering our services, and we incurred approximately $800,000 in expenses relating to an employee all hands offsite event held in 2005, but not in 2004.
     For fiscal 2004, selling, general and administrative expenses increased $2.1 million, or 14.9%, to $16.5 million as compared to $14.4 million for 2003. As a percentage of revenue, our selling, general and administrative expenses increased to 23.8% for the fiscal 2004, compared to 19.0% for 2003. The increase in expense was due to $2.7 million of expenses related to the continued increase in the hiring of our account executives, including their travel related expenses, related infrastructure support costs, and approximately $500,000 in expenses related to the implementation of Section 404 of the Sarbanes-Oxley Act. This increase of $3.2 million was offset by a $600,000 reduction in other professional fees, and $500,000 reduction in expenses relating to an employee all hands offsite event held in 2003, but not in 2004.
     Operating Income. Operating income for fiscal 2005 decreased by $2.0 million, or 13.6%, to $12.7 million compared to $14.7 million for 2004. As a percentage of revenue for fiscal 2005, operating income decreased to 16.6% compared to 21.4% for 2004. The decrease in amount and as a percentage of revenue in fiscal 2005 was due to the increase in selling, general and administrative expenses as described above, offset by the increase in gross margin dollars.
     For fiscal 2004, operating income decreased by $5.0 million, or 25.4%, to $14.7 million compared to 2003. As a percentage of revenue, operating income decreased to 21.4% for fiscal 2004 compared to 26.1% for 2003. The decrease in amount and as a percentage of revenue was due to the decrease in revenue and the increase in our selling, general and administrative expenses as described above.
     Interest Income. Interest income in fiscal 2005 and 2004 increased by $394,000 and $119,000, or 63.0% and 50.0%, to $586,000 and $192,000, respectively. This increase is attributable to interest earned on our increased cash and cash equivalents and investment balances.
     Income Tax Expense. Our effective income tax rate for fiscal 2005 was 36.4% compared to 35.0% in 2004. During 2005, the Company recorded a reduction of income tax expense of approximately $160,000, which related to the reduction of a federal income tax liability that was reversed due to the expiration of a statute of limitations.
     Our effective income tax rate for fiscal 2004 was 35.0% compared to 33.0% for 2003. In 2004, the Company received a federal income tax refund related to the 1998 audit of one of our discontinued operations, which was higher than accrued for, which resulted in a benefit in the current year. The refund added approximately $0.02 per diluted share in 2004. In fiscal 2003, the Internal Revenue Service completed their examination for the calendar years 1998 through 2001. Based on the conclusion of the examination, we recorded a decrease in our tax contingency reserve leading to a reduction of income tax expense of $0.05 per diluted share.

ITEM 7—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)
Liquidity and Capital Resources
     A key element of the Company’s cash flows for the last three years follows (in thousands):

	2005	2004	2003

Net cash provided by operating activities	$12.2	$8.3	$11.2
Net cash used in investing activities	(6.8)	(0.7)	(0.5)
Net cash (used in) provided by financing activities	(8.1)	(2.5)	2.2
Net cash used in discontinued operations	(0.3)	(0.6)	(1.1)
Net (decrease) increase in cash	$(3.0)	$4.4	$11.8
     Net increase in net cash provided by operating activities in fiscal 2005 as compared to 2004 and 2003 was due primarily to the income tax effect from the exercise of stock options of $1.9 million, $1.1 million and $600,000 in fiscal 2005, 2004, and 2003 respectively. In addition, we improved on our timing of our collection cycle which generated $2.8 million in fiscal 2005 compared to an outflow of cash of $1.0 million and $2.2 million in fiscal years 2004 and 2003, respectively. The increase in fiscal 2005 from the two factors stated above was offset by a decline in net earnings and the recording of prepaid income taxes of $924,000.
     Net cash used in investing activities was $6.8 million in 2005, up from $718,000 from 2004 and $548,000 from 2003. Most of the decline in cash used in investing activities was a result of $5.0 million cash outflows from the purchase of short term investments in state issued debt securities. The remaining outflows in 2005 of $1.9 million was for $1.1 million to purchase and implement an Enterprise Resource Planning software program, $467,000 in leasehold improvements and furniture purchases related to the expansion of our office space, and general computer equipment purchases of $320,000. In fiscal 2006, we plan to use approximately $1.5 million to purchase and implement technology solutions that enhance our service offerings and the continued implementation of our Enterprise Resource Management software program.
     Net cash used in financing activities was $8.1 million in fiscal 2005 compared to $2.5 million in 2004. Cash provided by financing activities in 2003 was $2.2 million. We received cash proceeds from the issuance of common stock of $2.0 million, $2.1 million and $2.2 million in fiscal 2005, 2004, and 2003, respectively. This increase was offset by cash outflows of $10.1 million and 4.6 million in fiscal 2005 and 2004 related to management’s share repurchase program. No similar program existed in 2003.
     In fiscal 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. In fiscal 2005, the Company’s Board of Directors authorized an increase of an additional $13.0 million, increasing the total authorization to repurchase the Company’s common stock to $20.0 million. In January 2006, the Company’s Board of Directors authorized an increase of an additional $10.0 million, increasing the total authorization to repurchase the Company’s common stock to $30.0 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan are cancelled. As of December 31, 2005, the Company has repurchased 1,813,166 shares at a total cost of $14.7 million.
     Cash and cash equivalents plus short term investments increased $1.9 million during the year and were $24.1 million at the end of 2005. Based on projected cash flows from operations and existing credit facilities, management believes the Company has available sufficient liquidity to fund operations and capital requirements for at least the next twelve months.
     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restrict the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At December 31, 2005, we had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and we had $9.9 million in availability.
     We believe we have sufficient working capital available under the line of credit and cash generated by continuing operations will be sufficient to fund operations for at least the next twelve months.

ITEM 7—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)
Contractual Obligations
     Our contractual obligations are as follows at December 31, 2005:

Contractual Obligations Payments		1 Year	1-3	4-5	After 5
Due By Period (in thousands)	Total	or Less	Years	Years	Years
Operating leases	$6,812	$1,041	$2,120	$2,075	$1,576
Operating leases related to discontinued operations, net of Subleases	374	293	81	—	—

Total	$7,186	$1,334	$2,201	$2,075	$1,576

     Included in discontinued operations are three properties totaling approximately 56,000 square feet. All of the 56,000 square feet have been subleased under non-cancelable leases.
Off-Balance Sheet Arrangements
     None.
Recently Issued Financial Accounting Standards
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”), which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in the first quarter of 2006, the Company will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in its statement of operations rather than as pro-forma disclosure in the notes to the financial statements. The Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 and it is evaluating the requirements under SFAS 123R. Such adoption may have a substantial impact on its consolidated financial statements and earnings per share.

ITEM 7A—	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Our primary objective in managing our cash balances is preservation of principal and maintenance of liquidity to meet our operating needs. Our excess cash balances are invested in money market accounts and short-term municipal bonds in which there is minimal interest rate risk.

ITEM 8—	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
     Our Consolidated Financial Statements are annexed to this Report as pages F-3 through F-16. An index to such materials appears on page F-1.

ITEM 9—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A—	CONTROLS AND PROCEDURES
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
     In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     The management of SM&A is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
     As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2005.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Attestation Report of Independent Registered Public Accounting Firm.”

Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
To the Board of Directors and Stockholders of SM&A
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SM&A maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SM&A’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that SM&A maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SM&A maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of SM&A and our report dated February 20, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California
February 20, 2006
Item 9B—Other Information
None.

PART III

ITEM 10—	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be filed with the SEC in April 2006, pursuant to Regulation 14A.
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

ITEM 11—	EXECUTIVE COMPENSATION
     Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be filed with the SEC in April 2006, pursuant to Regulation 14A.

ITEM 12—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Issuer Purchases of Equity Securities:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares
			Part of a	That May Yet
	Total Number	Average Price	Publicly	Be Purchased
	of Shares	Paid Per	Announced	Under The
Period	Purchased	Share	Plan	Plan

Beginning balance	—	$—	—	$7,000,000
May 1, 2004 to June 30, 2004	34,200	8.01	34,200	6,726,138
July 1, 2004 to September 30, 2004	297,800	7.42	332,000	4,515,481
October 1, 2004 to December 31, 2004	293,500	7.29	625,500	2,377,097
January 1, 2005 to March 31, 2005	73,170	7.97	698,670	1,793,675
April 1, 2005 to June 30, 2005	351,825	8.24	1,050,495	3,896,192
July 1, 2005 to September 30, 2005	22,000	8.84	1,072,495	3,701,703
October 1, 2005 to December 31, 2005	740,671	8.62	1,813,166	5,317,099

Total	1,813,166	$8.10	1,813,166	$5,317,099

     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. In April and October 2005, the Company’s Board of Directors authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million. In January 2006, the Company’s Board of Directors authorized an increase of an additional $10.0 million increasing the total authorization to repurchase the Company’s common stock to $30.0 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan are cancelled. As of December 31, 2005, the Company had repurchased 1,813,166 shares at a total cost of $14.7 million.
     Additional information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be filed with the SEC in April 2006, pursuant to Regulation 14A.

ITEM 13—	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be filed with the SEC in April 2006, pursuant to Regulation 14A.

ITEM 14—	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be filed with the SEC in April 2006, pursuant to Regulation 14A.

PART IV
ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     All other financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
SM&A
We have audited the accompanying consolidated balance sheets of SM&A as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SM&A at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SM&A’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Orange County, California
February 20, 2006

SM&A
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$19,103	$22,148
Investments	4,950	—
Accounts receivable, net of allowance of $200	10,435	13,198
Prepaid expenses and other current assets	380	252
Prepaid income taxes	924	—
Deferred income taxes	319	539

Total current assets	36,111	36,137
Fixed assets, net	2,571	1,037
Other assets	60	209

	$38,742	$37,383

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$762	$1,192
Accrued compensation and related benefits	2,129	1,793
Income taxes payable	—	565
Net liabilities of discontinued operations	396	727

Total current liabilities	3,287	4,277
Deferred income taxes	56	242
Other liabilities	539	173

Total liabilities	3,882	4,692

Commitments and contingencies

Shareholders’ equity:
Preferred stock: Authorized 10,000,000 shares. None issued and outstanding	—	—
Common stock, no par value: Authorized 50,000,000 shares. Issued and outstanding 19,818,443 and 20,218,342, respectively	44,523	50,781
Accumulated deficit	(9,663)	(18,090)

Total shareholders’ equity	34,860	32,691

	$38,742	$37,383

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenue	$76,711	$68,954	$75,593
Cost of revenue	44,703	37,761	41,533

Gross margin	32,008	31,193	34,060
Selling, general and administrative expenses	19,348	16,471	14,329

Operating income	12,660	14,722	19,731

Interest income	586	192	73

Income before income taxes	13,246	14,914	19,804

Income tax expense	4,819	5,222	6,536

Net income	$8,427	$9,692	$13,268

Net income per share:
Basic	$0.42	$0.47	$0.66
Diluted	$0.41	$0.45	$0.62

Shares used in calculating net income per share:
Basic	20,271	20,428	19,991
Diluted	20,797	21,521	21,428
See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock
				Total
	Shares		Accumulated	Shareholders’
	Outstanding	Amount	Deficit	Equity
Balances at December 31, 2002	19,701	$49,438	$(41,050)	$8,388

Net income and comprehensive income	—	—	13,268	13,268
Shares issued upon exercise of options	535	1,696	—	1,696
Income tax effect from exercise of stock options	—	571	—	571
Shares issued for employee stock purchase plan	100	510	—	510

Balances at December 31, 2003	20,336	$52,215	$(27,782)	$24,433

Net income and comprehensive income	—	—	9,692	9,692
Shares purchased under repurchase program	(626)	(4,623)	—	(4,623)
Shares issued upon exercise of options	419	1,355	—	1,355
Income tax effect from exercise of stock options	—	1,088	—	1,088
Shares issued for employee stock purchase plan	89	746	—	746

Balances at December 31, 2004	20,218	$50,781	$(18,090)	$32,691

Net income and comprehensive income	—	—	8,427	8,427
Shares purchased under repurchase program	(1,188)	(10,060)	—	(10,060)
Shares issued upon exercise of options	711	1,365	—	1,365
Income tax effect from exercise of stock options	—	1,846	—	1,846
Shares issued for employee stock purchase plan	77	591	—	591

Balances at December 31, 2005	19,818	$44,523	$(9,663)	$34,860

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,427	$9,692	$13,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	570	368	274
Loss (gain) on disposal of fixed assets	—	36	(35)
Deferred income taxes	34	410	497
Income tax effect from exercise of stock options	1,846	1,088	571
Changes in operating assets and liabilities:
Accounts receivable	2,763	(1,020)	(2,217)
Prepaid income taxes	(924)	—	—
Prepaid expense and other assets	21	(23)	98
Accounts payable	(430)	509	(486)
Accrued compensation and related benefits	336	(1,844)	805
Income taxes payable	(565)	(875)	(1,549)
Other liabilities	145	(33)	(34)

Net cash provided by operating activities	12,223	8,308	11,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(4,950)	—	—
Purchases of fixed assets	(1,883)	(718)	(548)

Net cash used in investing activities	(6,833)	(718)	(548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,956	2,101	2,206
Payment for repurchase of shares	(10,060)	(4,623)	—

Net cash (used in) provided by financing activities	(8,104)	(2,522)	2,206

Net (decrease) increase in cash from continued operations	(2,714)	5,068	12,850
Net cash used in discontinued operations	(331)	(632)	(1,094)

Net (decrease) increase in cash	(3,045)	4,436	11,756
Cash and cash equivalents at beginning of year	22,148	17,712	5,956

Cash and cash equivalents at end of year	$19,103	$22,148	$17,712

SUPPLEMENTAL INFORMATION—CASH PAID FOR:
Interest	$—	$—	$21

Income taxes	$4,436	$5,222	$7,770

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Tenant leasehold improvement incentive	$255
Accumulated amortization of tenant leasehold improvement	(34)

	$221

See accompanying notes to consolidated financial statements.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004, and 2003
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
     Investments. Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities. Investments held to maturity mature between one and twelve months and are reported at amortized cost.
     Revenue Recognition. The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The majority of the Company’s services are provided under “time and expenses” billing arrangements and revenue is recognized on the basis of hours utilized, and other reimbursable contract costs incurred during the period. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenue is also derived from success fees offered to clients as a pricing option, and recorded as revenue only upon the attainment of the specified incentive criteria. Success fees are not billable and revenue is not recorded until the customer wins a contract.
     Concentrations of Credit Risk and Major Customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company’s accounts receivable are derived from revenue earned from customers primarily in the United States. The majority of the Company’s receivables are from large companies in the aerospace and defense industries. The Company controls credit risk through credit approvals and monitoring procedures and, generally, does not require collateral or other security to support financial instruments subject to credit risk. Management must make estimates regarding the collection of its accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Credit losses have historically been within management’s expectations.
     Customers representing more than 10% of the Company’s revenue and accounts receivable are as follows:

				Accounts
	Revenue			Receivable at
	Years Ended December 31,			December 31,
	2005	2004	2003	2005
The Boeing Company	27.4%	30.1%	26.1%	22.1%
Accenture LTD.	20.5	15.7	15.0	29.8
Lockheed Martin Corporation	14.6	22.7	36.0	9.1

Total	62.5%	68.5%	77.1%	61.0%

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
     Marketing and Advertising Expense. Marketing expenses consist of advertising, promotional and public relations expenditures. The Company expenses general media advertising costs as incurred. Advertising expense and other promotional costs are $435,000, $406,000 and $337,000 in 2005, 2004, and 2003, respectively. At December 31, 2005, there was $10,000 of advertising costs included in prepaid expenses. There are no prepaid advertising costs included in prepaid expenses and other current assets at December 31, 2004.
     Stock-Based Compensation. The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for options to purchase common stock of the Company issued pursuant to the Company’s stock-based compensation plans. Under APB Opinion No. 25, no compensation cost is recognized because the exercise price of options granted under the Company’s stock-based compensation plans is at least equal to at least the market price of the underlying stock on the date of grant. Had compensation costs for these plans been determined at the grant dates for awards under the alternative accounting method provided for in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an amendment to FASB Statement No. 123,” net income and earnings per share, on a pro forma basis, would have been (in thousands except for per share information):

	Years Ended December 31,
	2005	2004	2003
Net income — as reported	$8,427	$9,692	$13,268
Pro forma compensation expense, net of taxes	(1,923)	(928)	(383)

Net income — SFAS No. 123 pro forma	$6,504	$8,764	$12,885

Basic income per share — as reported	$0.42	$0.47	$0.66
Pro forma compensation expense, net of taxes	(0.10)	(0.04)	(0.01)

Basic income per share — SFAS No. 123 pro forma	$0.32	$0.43	$0.65

Diluted income per share — as reported	$0.41	$0.45	$0.62
Pro forma compensation expense, net of taxes	(0.09)	(0.04)	(0.02)

Diluted income per share — SFAS No. 123 pro forma	$0.32	$0.41	$0.60

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Summary of Significant Accounting Policies (continued)
     The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	2005	2004	2003
Stock volatility	84.12%	91.14%	99.41%
Risk-free interest rate	4.37%	3.28%	2.99%
Option term in years	2.99	3.19	3.35
Stock dividend yield	N/A	N/A	N/A
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
     The decision to initiate the Acceleration under the Plan, which the Company believes to be in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that would be expected to be recorded in future periods following the Company’s adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Share-Based Payment (revised 2004)” (“SFAS 123R”). The Company currently accounts for stock-based compensation using the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The SFAS 123R will require the Company to record compensation expense equal to the fair value of all equity-based compensation over the vesting period of each such award. As a result of the Acceleration under the Plan, the Company expects to reduce its aggregate compensation expense related to the accelerated options by a total of approximately $1.8 million before taxes over the next four years (the remaining vesting period for the accelerated options). This estimate is subject to change, but is based on approximated value calculations using the Black-Scholes methodology.
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

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Summary of Significant Accounting Policies (continued)
     The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	2005	2004	2003
Denominator for basic income per common share-weighted average shares	20,271	20,428	19,991
Incremental common shares attributable to dilutive outstanding stock options	526	1,093	1,437

Denominator for diluted income per common share	20,797	21,521	21,428

     Anti-dilutive shares excluded from the foregoing reconciliation are 544,690, 525,660 and 39,862 for 2005, 2004 and 2003, respectively.
     Comprehensive Income. Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In addition to net income, comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income include foreign currency exchanges and unrealized gains and losses on investments classified as available for sale. For the years ended December 31, 2005, 2004 and 2003, comprehensive income equaled net income.
     Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”), which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. SFAS 123R applies to all awards granted after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in the first quarter of 2006, the Company will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in its statement of operations rather than as pro-forma disclosure in the notes to the financial statements. The Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 and it is evaluating the requirements under SFAS 123R. Such adoption may have a substantial impact on its consolidated financial statements and earnings per share.
Note 2. Fixed Assets
     A summary of fixed assets follows at December 31 (in thousands):

	2005	2004
Computer equipment	$1,835	$1,514
ERP System	1,095	—
Furniture and equipment	389	156
Leasehold improvements	711	222

	4,030	1,892
Less accumulated depreciation and amortization	(1,459)	(855)

	$2,571	$1,037

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Fixed Assets (continued)
     In January 2005, the Company capitalized tenant improvement incentives of $255,000, which is included in leasehold improvements. Amortization expense for this addition was $34,000 in 2005.
     Depreciation expense was $604,000, $368,000 and $274,000 in 2005, 2004 and 2003, respectively, of which $64,000, $43,000 and $19,000 are included in cost of sales, and $540,000, $325,000 and $255,000 are included in selling, general and administrative expenses for the years ended December 31, 2005, 2004, and 2003, respectively.
Note 3. Related Party Transactions
     The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s Chairman and Chief Executive Officer. The lease rate was determined through a review of prevailing market rates for such services. During the years ended December 31, 2005, 2004 and 2003, the Company recorded an expense of $121,000, $139,000 and $49,000, respectively. The expense is included in selling, general and administrative expenses. Of the $121,000 expensed in 2005, no balance remained in accounts payable as of December 31, 2005.
     In March 2005, the Company facilitated the exercising of stock options upon the retirement of a former member of the Board of Directors. Upon the exercising of the options, the Company repurchased 15,000 shares for a total discounted cost of $117,000. In April 2005, the Company facilitated the exercising of stock options upon the retirement of a former member of the Board of Directors. Upon the exercising of the options, the Company repurchased 200,000 shares for a total discounted cost of $1.7 million. In April 2005, the Company facilitated the exercising of stock options upon the resignation of the former President and Chief Operating Officer. Upon the exercising of the options, the Company repurchased 150,625 shares for a total discounted cost of $1.2 million. The Company purchased all the shares at a 3.6% discount.
     During 2004, the Company facilitated the exercising of stock options upon the retirement of a former member of the Board of Directors. Upon the exercising of the options, the Company repurchased 87,500 shares for a total discounted cost of $595,000.
     Two officers of the Company serve on the Board of Directors of two not-for-profit agencies. The Company has provided charitable donations to these two not-for-profit agencies in the amount of $18,000 and $28,000 in 2005 and 2004, respectively. No donations to these not-for-profit agencies were made in 2003.
Note 4. Investments in Marketable Securities
     During 2005, the Company purchased short-term state issued securities for $5.0 million. As of December 31, 2005, our short-term state issued debt securities amortized cost was $5.0 million and interest income was approximately $20,000. There were no realized or unrealized gains or losses at December 31, 2005.
Note 5. Revolving Line of Credit
     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restrict the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At December 31, 2005, we had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and we had $9.9 million in availability.
Note 6. Discontinued Operations
     Prior to fiscal year 2003, the Company sold and dissolved two of its business segments. The balance owed at December 31, 2005 of $396,000 principally represents the remaining office lease commitments, net of subleases, over the remaining terms of the leases. During the years ended December 31, 2005 and 2004, the Company paid $331,000 and $632,000 net of sublease receipts, respectively, related to the leased property.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Income Taxes
     Significant components of income tax expense attributable to income from continuing operations consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2005:
Federal	$3,817	$32	$3,849
State	968	2	970

	$4,785	$34	$4,819

Year ended December 31, 2004:
Federal	$4,324	$337	$4,661
State	488	73	561

	$4,812	$410	$5,222

Year ended December 31, 2003:
Federal	$4,379	$381	$4,760
State	1,661	115	1,776

	$6,040	$496	$6,536

     The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	2005	2004	2003
Income taxes at statutory federal rates	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.0	2.4	5.8
Reduction of tax liabilities based on tax examination effects	(1.2)	(3.6)	(7.8)
Other rate changes	(1.4)	1.2	—

	36.4%	35.0%	33.0%

     Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2005	2004
Deferred tax assets:
Accrued expenses	$40	$120
Allowance for doubtful accounts	91	91
Capital loss carryover	1,537	1,537
Discontinued operations accrual	188	328

Total deferred tax assets before valuation allowance	1,856	2,076

Valuation allowance	(1,537)	(1,537)

Total deferred tax assets	319	539

Deferred tax liabilities:
Prepaid expenses	(39)	(79)
Depreciation	(6)	(126)
Other	(11)	(37)

Total deferred tax liabilities	(56)	(242)

Net deferred tax assets	$263	$297

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

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Income Taxes (continued)
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
     During 2004, the Company completed and filed its federal and state income tax returns for the calendar year ended December 31, 2003. Based on the income tax returns filed, the Company recorded an adjustment to its state effective tax rate in the second quarter resulting in a reduction of income tax expense of $182,000. This reduction of $182,000, coupled with a current year state tax provision rate adjustment of $125,000, resulted in a reduction of income tax expense of approximately $307,000.
     During 2005, the Company recorded a reduction of income tax expense of approximately $160,000, which related to the reduction of a federal income tax liability that was reversed due to the expiration of a statute of limitations.
     At December 31, 2005, the Company had a capital loss carryover of approximately $3.5 million that expires in 2006. The Company has recorded a full valuation allowance against this deferred tax asset since the Company does not anticipate that it will have sufficient capital gains to utilize the carryover before it expires.
Note 8. Stock-Based Compensation and Employee Benefit Plans
     Stock Option Plan. In 1997, the Company adopted the 1997 Stock Option Plan, later amended and restated (the “Option Plan”), under which incentive and non-statutory stock options to acquire shares of the Company’s common stock may be granted to officers, employees, and consultants. The Option Plan is administered by the Board of Directors and permits the issuance of up to 4,000,000 shares of the Company’s common stock. Incentive stock options must be issued at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options granted under the Option Plan vest over various terms up to ten years and are exercisable over a period of time, not to exceed ten years, and are subject to other terms and conditions specified in each individual employee option agreement. A summary of employee stock options is as follows:

			Weighted Average
	Number of	Weighted Average	Fair Value of	Options
	Options	Exercise Price	Options Granted	Exercisable
Outstanding as of December 31, 2002	2,759,220	$4.20		1,328,552
Granted	277,250	7.09	$4.64
Exercised	(534,814)	3.17
Canceled	(610,514)	9.84

Outstanding as of December 31, 2003	1,891,142	$3.10		847,628
Granted	753,500	9.71	$5.88
Exercised	(424,652)	3.21
Canceled	(172,569)	4.07

Outstanding as of December 31, 2004	2,047,421	$5.43		878,438
Granted	533,000	8.37	$5.00
Exercised	(705,467)	1.93
Canceled	(336,056)	7.66

Outstanding as of December 31, 2005	1,538,898	$7.56		913,872

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Stock-Based Compensation and Employee Benefit Plans (continued)
     The following table summarizes information concerning stock options outstanding at December 31, 2005:

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.0000 - 2.8625	132,973	5.3	1.48	125,723	1.42
$2.8626 - 5.7250	240,075	6.5	3.29	165,049	3.23
$5.7251 - 8.5875	584,250	8.9	8.02	90,500	7.94
$8.5876 - 11.4500	388,600	8.2	9.52	339,600	9.63
$11.4501 - 14.3125	193,000	7.5	11.75	193,000	11.75

	1,538,898	7.9	7.56	913,872	7.63

     Employee Stock Purchase Plan. In 1999, the Company adopted an Employee Stock Purchase Plan, later amended and restated (the “ESPP”). Under the ESPP, shares of the Company’s common stock may be purchased at three-month intervals at 95% of the lower of the fair market value on the first or the last day of each three-month period. Employees may elect to have a maximum of 15% of their gross bi-weekly compensation withheld during any offering period. The total authorized shares currently allocated to the ESPP reserve are 1,400,000 and as of December 31, 2005, 1,255,426 shares have been distributed to participants.
     Defined Contribution Plans. The SM&A 401(k) Plan and Trust (the “Plan”) is a defined contribution plan. The Plan includes a tax-deferred 401(k) provision and applies to all employees. Contributions are made to the Plan by employees and the Company. The Plan permits employee contributions up to 20% of eligible compensation with Company matching, supplemental contributions for certain classes of employees based on performance criteria, and profit sharing under certain conditions. The Company’s matching contribution was $318,000, $360,000 and $121,000 for the years ended December 31, 2005, 2004, and 2003.
     Shares Reserved for Future Issuance. At December 31, 2005, the Company had reserved 1,875,994 shares for future issuance under the stock option plan and 144,574 shares under the employee stock purchase plan.
Note 9. Stockholders’ Equity
     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. In April and October 2005, the Company’s Board of Directors authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million. In January 2006, the Company’s Board of Directors authorized an increase of an additional $10.0 million increasing the total authorization to repurchase the Company’s common stock to $30.0 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan are cancelled. As of December 31, 2005, the Company had repurchased 1,813,166 shares at a total cost of $14.7 million.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Commitments and Contingencies
     Leases. The Company currently leases office facilities and property and equipment under non-cancelable operating leases, which include escalation clauses. Rental expense under operating lease agreements relating to continuing operations for 2005, 2004, and 2003 was $1,325,000, $725,000 and $685,000, respectively. The aggregate future minimum rental to be received under non-cancelable subleases relating to discontinued operations as of December 31, 2005 was $1.4 million. Future minimum lease payments are as follows for the years ending December 31 (in thousands):

		Discontinued
		Operations, net of
	Continuing Operations	subleases
2006	$1,041,000	$293,000
2007	1,068,000	81,000
2008	1,052,000	—
2009	1,048,000	—
2010	1,027,000	—
Thereafter	1,576,000	—

Total	$6,812,000	$374,000

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

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Quarterly Financial Data (Unaudited)
     The following summarized unaudited quarterly financial data has been prepared using the Company’s consolidated financial statements (in thousands, except per share data):

	First	Second	Third	Forth
2005	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$20,245	$20,261	$19,678	$16,527	$76,711
Gross margin	$8,722	$8,678	$8,207	$6,401	$32,008
Net income	$2,596	$2,477	$2,558	$796	$8,427
Net income per share – basic	$0.13	$0.12	$0.13	$0.04	$0.42
Net income per share – diluted	$0.12	$0.12	$0.12	$0.04	$0.41
Shares used in calculating net income per share:
Basic	20,263	20,370	20,432	20,020	20,271
Diluted	21,085	20,879	20,870	20,365	20,797

	First	Second	Third	Forth
2004	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$18,487	$16,159	$16,078	$18,230	$68,954
Gross margin	$8,343	$7,489	$7,075	$8,286	$31,193
Net income	$2,940	$2,283	$1,667	$2,802	$9,692
Net income per share – basic	$0.14	$0.11	$0.08	$0.14	$0.47
Net income per share – diluted	$0.14	$0.11	$0.08	$0.13	$0.45
Shares used in calculating net income per share:
Basic	20,409	20,541	20,512	20,259	20,428
Diluted	21,740	21,661	21,492	21,146	21,521

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
					Balance
	Balance	Charge			at the
	at the Beginning	to	Recoveries		End
	of the	Bad Debts	and	Deductions/	of the
Allowance for Doubtful Accounts:	Period	Expense	Other	Write-Offs	Period
2005	$200	$99	$30	$(129)	$200
2004	$387	$(140)	$—	$(47)	$200
2003	$439	$(27)	$—	$(25)	$387
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

Steven S. Myers
Chairman and Chief Executive Officer
Dated: February 24, 2006
POWER OF ATTORNEY
     KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven S. Myers and Steve D. Handy his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue thereof.
     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN S. MYERS	Chairman of the Board and
Steven S. Myers	Chief Executive Officer
	(Principal Executive Officer)	February 24, 2006

/s/ STEVE D. HANDY	Chief Financial Officer and Secretary
Steve D. Handy	(Principal Financial Officer and
	Principal Accounting Officer)	February 24, 2006

/s/ WILLIAM C. BOWES
William C. Bowes	Director	February 24, 2006

/s/ DWIGHT L. HANGER
Dwight L. Hanger	Director	February 24, 2006

/s/ J. CHRISTOPHER LEWIS
J. Christopher Lewis	Director	February 24, 2006

/s/ JOSEPH B. REAGAN
Joseph B. Reagan	Director	February 24, 2006

/s/ ROBERT RODIN
Robert Rodin	Director	February 24, 2006

/s/ JOHN P. STENBIT
John P. Stenbit	Director	February 24, 2006

/s/ ROBERT J. UNTRACHT
Robert J. Untracht	Director	February 24, 2006

INDEX TO EXHIBITS
Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Second Amended and Restated Equity Incentive Plan. (6)

10.3	Amended and Restated Employee Stock Purchase Plan. (7)

10.4	Office Facility Lease. (8)

10.5	Amendment No. 1 to Office Facility Lease. (9)

10.6	Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 1 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 2 to Employment Agreement of Steven S. Myers. (12)

10.9	Amendment No. 3 to Employment Agreement of Steven S. Myers. (13)

10.10	Amendment No. 4 to Employment Agreement of Steven S. Myers. (14)

10.11	Amendment No. 5 to Employment Agreement of Steven S. Myers. (15)

10.12	Employment Agreement of Cathy L. Wood. (16)

10.13	Amendment No. 1 to Employment Agreement of Cathy L. Wood.(17)

10.14	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (18)

10.15	Amendment No. 3 to Employment Agreement of Cathy L. Wood. (19)

10.16	Amendment No. 4 to Employment Agreement of Cathy L. Wood. (20)

10.17	Employment Agreement of Bennett C. Beaudry. (21)

10.18	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (22)

10.19	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (23)

10.20	Amendment No. 3 to Employment Agreement of Bennett C. Beaudry. (24)

10.21	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (25)

10.22	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (26)

Exhibits (continued)

10.23	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (27)

10.24	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (28)

10.25	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (29)

10.26	Renewal of Revolving Note dated April 29, 2005, executed by SM&A, in favor of City National Bank. (30)

10.27	Consultant Agreement of Bowes Enterprises. (31)

10.28	Consultant Agreement of Joseph B. Reagan. (32)

21.1	Subsidiaries of the Registrant. (33)

23.1	Consent of Independent Registered Public Accounting Firm. (34)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (35)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (36)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (37)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (38)
Footnote #

(1)	Filed on November 27, 2001as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed herewith.

(7)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(8)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(9)	Filed on October 22, 2004 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(10)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(11)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(12)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(13)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(15)	Filed on October 22, 2004 as Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(16)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(17)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(18)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference..

(19)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(20)	Filed on October 22, 2004 as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(21)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference

(22)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(23)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(24)	Filed on October 8, 2004 as Exhibit 99.1 to the registrant’s current report on 8-K and incorporated herein by reference.

(25)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(26)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(27)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(28)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(29)	Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(30)	Filed on July 14, 2005 as Exhibit 10.25 to the registrant’s Quarterly Report on From 10-Q and incorporated herein by reference.

(31)	Filed on October 22, 2004 as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(32)	Filed on October 22, 2004 as Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(33)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(34)	Filed herewith.

(35)	Filed herewith.

(36)	Filed herewith.

(37)	Filed herewith.

(38)	Filed herewith.