Form 10-K/A
period 2005-12-31
SM&A
filed 2006-05-15
CIK 1050031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, no par value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes or No ☑
     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $139,089,000 as of June 30, 2005.
     Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, 19,838,460 shares outstanding at January 31, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2006 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

FORM 10-K/A
Amendment No. 1
For the Year Ended December 31, 2005

EXPLANATORY NOTE
     SM&A (the “Company”) hereby amends its Annual Reports on Form 10–K for the fiscal year ended December 31, 2005 and December 31, 2004. The purpose of this Amendment No. 1 on Form 10-K/ A is to restate our consolidated financial statements for the years ended December 31, 2005 and 2004, respectively, and amend related disclosures, as described below and in the Notes to our Consolidated Financial Statements.
     This amendment is related to the accounting for additional compensation expense resulting from the accounting for certain share repurchase transactions in accordance with Emerging Issues Task Force No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44. While the Company did fully disclose the transactions in its original Form 10-K filing (see related party footnote), and Item 13 (incorporated by reference to the proxy statement dated May 1, 2006) the Company failed to record the non-cash charge related to the transactions. SM&A is also filing this Amendment No. 1 to Form 10-K to correct errors in certifications under the Sarbanes-Oxley Act in its filing of February 24, 2006.
     On May 12, 2006, the Audit Committee of the Board of Directors of the Company approved management’s recommendation that the Company’s financial statements for the three months ended December 31, 2004 and the three and six months ended June 30, 2005, and the years ended December 31, 2005 and 2004 be restated due to an error in the accounting for stock option expense.
     The following Items and Exhibit have been amended in this Amendment No. 1.
•	Part II — Item 6 — Selected Financial Data

•	Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 8 — Financial Statements and Supplementary Data

•	Part III — Item 9A — Controls and Procedures

•	Part IV — Item 15 — Exhibits and Financial Statement Schedules

•	Exhibit 31.1 — Certification of Chief Executive Officer

•	Exhibit 31.2 — Certification of Chief Financial Officer
     The following items are incorporated by reference from the Company’s proxy statement dated May 1, 2006.
•	Item 10 — Directors and Executive Officers of the Registrant

•	Item 11 — Executive Compensation

•	Item 12 — Security Ownership of Certain Beneficial Owners and Management

•	Item 13 — Certain Relationships and Related Transactions

•	Item 14 — Principal Accountant Fees and Services

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS
     This Annual Report on Form 10-K includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “Risk Facotrs” under Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 16-20. Because of these and other factors that may affect SM&A’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.
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

The Boeing Company	27.4%
Accenture LTD	20.5
Lockheed Martin Corporation	14.6

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
Development of New Services or Techniques
     In 2005, we introduced two new solutions, QuickStart® and AwardFee™. We plan to continue to develop, sell and deliver new complementary service line extensions that will service our existing and new customers. We plan to rollout these service lines extensions throughout 2006 and we will continue to evaluate additional opportunties as they are identified.
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

ITEM 1A—RISK FACTORS
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

	Years Ended December 31,
	(in thousands, except per share data)
	As	As
	Restated	Restated
	2005	2004	2003	2002	2001
Consolidated Statements of Operations Data:
Revenue	$76,711	$68,954	$75,593	$55,057	$46,407
Gross margin	32,008	31,193	34,060	22,998	19,360
Operating income	10,436	14,298	19,731	10,629	7,347
Interest (income) expense, net	(586)	(192)	(73)	865	1,909
Unrealized (gain) loss on interest rate swap	—	—	—	(6)	673
Income from continuing operations	7,081	9,435	13,268	6,518	2,849
(Loss) from discontinued operations	—	—	—	—	(21,897)
Cumulative effect of adoption of FASB Statement No.133, net of tax	—	—	—	—	(668)
Extraordinary loss from early extinguishment of debt, net of tax	—	—	—	(2,499)	—

Net income (loss)	$7,081	$9,435	$13,268	$4,019	$(19,716)

Net income (loss) per share:
Basic
Continuing operations	$0.35	$0.46	$0.66	$0.33	$0.15
Discontinued operations	$—	$—	$—	$—	$(1.15)
Extraordinary loss from early extinguishment of debt	$—	$—	$—	$(0.13)	$—
Cumulative effect of adoption of FASB Statement No. 133	$—	$—	$—	$—	$(0.04)
Net income (loss)	$0.35	$0.46	$0.66	$0.21	$(1.04)

Diluted
Continuing operations	$0.34	$0.44	$0.62	$0.32	$0.15
Discontinued operations	$—	$—	$—	$—	$(1.14)
Extraordinary loss from early extinguishment of debt	$—	$—	$—	$(0.12)	$—
Cumulative effect of adoption of FASB Statement No. 133	$—	$—	$—	$—	$(0.03)
Net income (loss)	$0.34	$0.44	$0.62	$0.20	$(1.03)

Shares used to calculate net income (loss) per share:
Basic	20,271	20,428	19,991	19,535	19,045
Diluted	20,797	21,521	21,428	20,452	19,219

Consolidated Balance Sheet Data:
Cash	$19,103	$22,148	$17,712	$5,956	$26,270
Investments	4,950	—	—	—	—
Working capital	32,824	31,860	23,833	7,917	4,470
Total assets	38,742	37,383	31,803	18,404	44,691
Long-term debt, including current portion	—	—	—	—	22,085
Shareholders’ equity	34,860	32,691	24,433	8,388	3,685

ITEM 7—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

	Year Ended December 31,
	As Restated		As Restated
	2005		2004		2003
	(dollars in millions)		(dollars in millions)		(dollars in millions)
	$	%	$	%	$	%
Revenues:
Competition management	$44.2	57.6%	$39.0	56.5%	$40.2	53.2%
Performance assurance	32.5	42.4	30.0	43.5	35.4	46.8

Total revenues	76.7	100.0	69.0	100.0	75.6	100.0
Cost of revenues	44.7	58.3	37.8	54.8	41.5	54.9

Gross profit	32.0	41.7	31.2	45.2	34.1	45.1
Selling, general and administrative expenses	21.6	28.1	16.9	24.5	14.4	19.0

Operating income	10.4	13.6	14.3	20.7	19.7	26.1
Interest income	0.6	0.8	0.2	0.2	0.1	0.1
Income taxes	3.9	5.1	5.1	7.3	6.5	8.6

Net income	$7.1	9.2%	$9.4	13.7%	$13.3	17.6%

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
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for our executives, sales and administrative personnel, professional services and other general corporate activities. Selling, general and administrative expenses in fiscal 2005 increased $4.7 million, or 27.7%, to $21.6 million, as compared to $16.9 million for the same period of the prior year. As a percentage of revenue, our selling, general and administrative expenses increased to 28.1% for fiscal 2005, compared to 24.5% for 2004. The $4.7 million increase was due to a $1.3 million increase in our sales and marketing expense related to the increase in hiring of our account executives, including their travel related expenses. In addition, we increased our internal training expenses by $600,000 for our employees delivering our services, and we incurred approximately $800,000 in expenses relating to an employee all hands offsite event held in 2005, but not in 2004. Lastly, in fiscal 2005, we recorded a non-cash stock-based compensation expense charge of $2.2 million related to the exercise of stock options, as required under accounting guidance EITF 00-23.
     For fiscal 2004, selling, general and administrative expenses increased $2.6 million, or 17.9%, to $16.9 million as compared to $14.3 million for 2003. As a percentage of revenue, our selling, general and administrative expenses increased to 24.5% for the fiscal 2004, compared to 19.0% for 2003. The increase in expense was due to $2.7 million of expenses related to the continued increase in the hiring of our account executives, including their travel related expenses, related infrastructure support costs, and approximately $500,000 in expenses related to the implementation of Section 404 of the Sarbanes-Oxley Act. This increase of $3.2 million was offset by a $600,000 reduction in other professional fees, and $500,000 reduction in expenses relating to an employee all hands offsite event held in 2003, but not in 2004. Lastly, in fiscal 2005, we recorded a non-cash stock-based compensation expense charge of $424,000 related to the exercise of stock options, as required under accounting guidance EITF 00-23.
     Operating Income. Operating income for fiscal 2005 decreased by $3.9 million, or 27.0%, to $10.4 million compared to $14.3 million for 2004. As a percentage of revenue for fiscal 2005, operating income decreased to 13.6% compared to 20.7% for 2004. The decrease in amount and as a percentage of revenue in fiscal 2005 was due to the increase in selling, general and administrative expenses as described above, offset by the increase in gross margin dollars.
     For fiscal 2004, operating income decreased by $5.4 million, or 27.5%, to $14.3 million compared to 2003. As a percentage of revenue, operating income decreased to 20.7% for fiscal 2004 compared to 26.1% for 2003. The decrease in amount and as a percentage of revenue was due to the decrease in revenue and the increase in our selling, general and administrative expenses as described above.
     Interest Income. Interest income in fiscal 2005 and 2004 increased by $394,000 and $119,000, or 63.0% and 50.0%, to $586,000 and $192,000, respectively. This increase is attributable to interest earned on our increased cash and cash equivalents and investment balances.
     Income Tax Expense. Our effective income tax rate for fiscal 2005 was 35.8% compared to 34.9% in 2004. During 2005, the Company recorded a reduction of income tax expense of approximately $160,000, which related to the reduction of a federal income tax liability that was reversed due to the expiration of a statute of limitations.
     Our effective income tax rate for fiscal 2004 was 34.9% compared to 33.0% for 2003. In 2004, the Company received a federal income tax refund related to the 1998 audit of one of our discontinued operations, which was higher than accrued for, which resulted in a benefit in the current year. The refund added approximately $0.02 per diluted share in 2004. In fiscal 2003, the Internal Revenue Service completed their examination for the calendar years 1998 through 2001. Based on the conclusion of the examination, we recorded a decrease in our tax contingency reserve leading to a reduction of income tax expense of $0.05 per diluted share.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Our primary objective in managing our cash balances is preservation of principal and maintenance of liquidity to meet our operating needs. Our excess cash balances are invested in money market accounts and short-term municipal bonds in which there is minimal interest rate risk.
ITEM 8—CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
     Item 8 has been amended in this Form 10-K/A (i) to revise the financial statements as of and for the years ended December 31, 2005 and 2004 to record the stock compensation charges in conjunction with certain share repurchase transactions (ii) to add a note titled “Restatement of Financial Statements”, (iii) to add certain other explanatory disclosures regarding the restatement, (iv) to revise the report of the Company’s independent registered public accounting firm on the Company’s financial statements to reflect the restatement and (v) to update applicable cross references, but has not been otherwise updated or modified.
     Our Consolidated Financial Statements are annexed to this Report as pages F-2 through F-16. An index to such materials appears on page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A—CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Management’s report on internal control over financial reporting and the Company’s independent registered public accounting firm’s report thereon have each been amended in this Form 10-K/A to add reference to the restatement as an effect of the Company’s material weakness in internal control over financial reporting related to review of complex accounting issues, but have not been otherwise updated or modified.
Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). As of the end of the Company’s fourth quarter, management conducted an evaluation (under the supervision and with the participation of the chief executive officer and the chief financial officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), of the effectiveness of the Company’s disclosure controls and procedures. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005, due to the material weakness in internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.
     Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management (under the supervision and with the participation of the chief executive officer and the chief financial officer) has conducted an evaluation of its internal control over financial reporting based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. One material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States), has been identified. A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following is a description of the one material weakness in the Company’s internal control over financial reporting:
     Review of Complex Accounting Issues — There are inadequate levels of review of complex accounting issues. Audit adjustments were needed to correct errors resulting from this internal control deficiency, which manifested itself in the failure to record non-cash stock compensation expenses. These adjustments are reflected in the Company’s audited financial statements for the years ended December 31, 2005 and 2004.
     To address this material weakness, the Company implemented the following remediation plans:
•	The Company implemented increased levels of review of complex accounting issues.

•	The Company implemented a new policy and guidelines for increased, individualized professional development for finance and accounting personnel
     Because of the material weakness described above, management has concluded that, as of December 31, 2005, the Company did not maintain effective internal control over financial reporting.
     Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Form 10-K/A Amendment No. 1, has issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, which is included below.
Changes in Internal Control
     No change in internal control over financial reporting was made in the fourth quarter of 2005 that materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
To the Board of Directors and Shareholders of SM&A
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” appearing in Item 9A of this Amended Annual Report on Form 10-K/A, that SM&A did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SM&A’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.
During the first quarter of 2006, the Company became aware of the need to restate its consolidated financial statements for the years ended December 31, 2005 and 2004 due to inadequate levels of review of complex accounting issues, resulting in additional stock compensation charges. These stock compensation charges impacted the Company’s Selling, general and administrative expenses, Income tax expense, Common stock, and Accumulated deficit accounts and related financial statement disclosures. The expenses associated with these share repurchase transactions has been recorded in this Amended Annual Report on Form 10-K/A.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements and this report does not affect our report dated February 20, 2006 except for Note 1, Restatement of Financial Statements, as to which the date is May 11, 2006, on those financial statements.
In our opinion, management’s assessment that SM&A did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SM&A did not maintained effective internal control over financial reporting as of December 31, 2005 based on the COSO control criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to plans for corrective action and remediation of the material weakness identified in management’s assessment.

/s/ Ernst & Young LLP
Orange County, California
February 20, 2006 (except for the effects of the
material weakness described in the sixth paragraph above,
as to which the date is May 11, 2006.)
Item 9B—Other Information
None.

PART IV
ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
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
As described in Note 1, Restatement of Financial Statements, the Company has restated it consolidated financial statements for each of the two years in the period ended December 31, 2005.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SM&A’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2006 (except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is May 11, 2006), expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ ERNST & YOUNG LLP
Orange County, California
February 20, 2006
(except for Note 1 “Restatement of Financial Statements,”
as to which the date is
May 11, 2006)

SM&A
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	As Restated	As Restated
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$19,103	$22,148
Investments	4,950	—
Accounts receivable, net of allowance of $200	10,435	13,198
Prepaid expenses and other current assets	380	252
Prepaid income taxes	924	—
Deferred income taxes	319	539

Total current assets	36,111	36,137
Fixed assets, net	2,571	1,037
Other assets	60	209

	$38,742	$37,383

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$762	$1,192
Accrued compensation and related benefits	2,129	1,793
Income taxes payable	—	565
Net liabilities of discontinued operations	396	727

Total current liabilities	3,287	4,277
Deferred income taxes	56	242
Other liabilities	539	173

Total liabilities	3,882	4,692

Commitments and contingencies

Shareholders’ equity:
Preferred stock: Authorized 10,000,000 shares. None issued and outstanding	—	—
Common stock, no par value: Authorized 50,000,000 shares. Issued and outstanding 19,818,443 and 20,218,342, respectively	46,126	51,038
Accumulated deficit	(11,266)	(18,347)

Total shareholders’ equity	34,860	32,691

	$38,742	$37,383

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	As Restated	As Restated
	2005	2004	2003
Revenue	$76,711	$68,954	$75,593
Cost of revenue	44,703	37,761	41,533

Gross margin	32,008	31,193	34,060
Selling, general and administrative expenses	21,572	16,895	14,329

Operating income	10,436	14,298	19,731

Interest income	586	192	73

Income before income taxes	11,022	14,490	19,804

Income tax expense	3,941	5,055	6,536

Net income	$7,081	$9,435	$13,268

Net income per share:
Basic	$0.35	$0.46	$0.66
Diluted	$0.34	$0.44	$0.62

Shares used in calculating net income per share:
Basic	20,271	20,428	19,991
Diluted	20,797	21,521	21,428
See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock			Total
	Shares		Accumulated	Shareholders’
	Outstanding	Amount	Deficit	Equity
Balances at December 31, 2002	19,701	$49,438	$(41,050)	$8,388

Net income and comprehensive income	—	—	13,268	13,268
Shares issued upon exercise of options	535	1,696	—	1,696
Income tax effect from exercise of stock options	—	571	—	571
Shares issued for employee stock purchase plan	100	510	—	510

Balances at December 31, 2003	20,336	$52,215	$(27,782)	$24,433

Net income and comprehensive income (as restated)	—	—	9,435	9,435
Shares purchased under repurchase program	(626)	(4,623)	—	(4,623)
Shares issued upon exercise of options	419	1,355	—	1,355
Compensation expense associated with stock options, net of taxes (as restated)	—	257	—	257
Income tax effect from exercise of stock options	—	1,088	—	1,088
Shares issued for employee stock purchase plan	89	746	—	746

Balances at December 31, 2004 (as restated)	20,218	$51,038	$(18,347)	$32,691

Net income and comprehensive income (as restated)	—	—	7,081	7,081
Shares purchased under repurchase program	(1,188)	(10,060)	—	(10,060)
Shares issued upon exercise of options	711	1,365	—	1,365
Compensation expense associated with stock options, net of taxes (as restated)	—	1,346	—	1,346
Income tax effect from exercise of stock options	—	1,846	—	1,846
Shares issued for employee stock purchase plan	77	591	—	591

Balances at December 31, 2005 (as restated)	19,818	$46,126	$(11,266)	$34,860

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	As Restated	As Restated
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,081	$9,435	$13,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	570	368	274
Stock based compensation expense, net of taxes	1,346	257	—
Loss (gain) on disposal of fixed assets	—	36	(35)
Deferred income taxes	34	410	497
Income tax effect from exercise of stock options	1,846	1,088	571
Changes in operating assets and liabilities:
Accounts receivable	2,763	(1,020)	(2,217)
Prepaid income taxes	(924)	—	—
Prepaid expense and other assets	21	(23)	98
Accounts payable	(430)	509	(486)
Accrued compensation and related benefits	336	(1,844)	805
Income taxes payable	(565)	(875)	(1,549)
Other liabilities	145	(33)	(34)

Net cash provided by operating activities	12,223	8,308	11,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(4,950)	—	—
Purchases of fixed assets	(1,883)	(718)	(548)

Net cash used in investing activities	(6,833)	(718)	(548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,956	2,101	2,206
Payment for repurchase of shares	(10,060)	(4,623)	—

Net cash (used in) provided by financing activities	(8,104)	(2,522)	2,206

Net (decrease) increase in cash from continued operations	(2,714)	5,068	12,850
Net cash used in discontinued operations by operating activities	(331)	(632)	(1,094)

Net (decrease) increase in cash	(3,045)	4,436	11,756
Cash and cash equivalents at beginning of year	22,148	17,712	5,956

Cash and cash equivalents at end of year	$19,103	$22,148	$17,712

SUPPLEMENTAL INFORMATION—CASH PAID FOR:
Interest	$—	$—	$21

Income taxes	$4,436	$5,222	$7,770

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Tenant leasehold improvement incentive	$255
Accumulated amortization of tenant leasehold improvement	(34)

	$221

See accompanying notes to consolidated financial statements.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004, and 2003
As used herein, “SM&A,” “Company,” “its,” and similar terms include SM&A and subsidiaries, unless the context indicates otherwise.
Note 1. Restatement of Financial Statements
     The Company’s financial statements for the years ended December 31, 2005 and 2004 have been restated to reflect a non-cash charge of $1.3 million and $257,000, net of taxes, respectively, on its consolidated statements of operations for additional compensation expense resulting from the accounting for certain share repurchase transactions.
Note 2. Description of Business and Summary of Significant Accounting Policies
     Description of Business. SM&A is a consulting firm who is a provider of competition management and high-value performance assurance services. Under these two service lines, our approximately 300 employees and consultants provide strategy, proposal management, program management, systems engineering, expert support, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, information technology, architect and engineering sectors. The Company operates in one business segment and conducts substantially all of its business in the United States.
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

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Description of Business and Summary of Significant Accounting Policies (continued)
     Customers representing more than 10% of the Company’s revenue and accounts receivable are as follows:

				Accounts
	Revenue			Receivable at
	Years Ended December 31,			December 31,
	2005	2004	2003	2005
The Boeing Company	27.4%	30.1%	26.1%	22.1%
Accenture LTD	20.5	15.7	15.0	29.8
Lockheed Martin Corporation	14.6	22.7	36.0	9.1

Total	62.5%	68.5%	77.1%	61.0%

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

	Years Ended December 31,
	As	As
	Restated	Restated
	2005	2004	2003
Net income — as reported	$7,081	$9,435	$13,268
Stock based compensation expense, net of taxes	1,346	257	—
Pro forma compensation expense, net of taxes	(1,923)	(928)	(383)

Net income — SFAS No. 123 pro forma	$6,504	$8,764	$12,885

Basic income per share — as reported	$0.35	$0.46	$0.66
Pro forma compensation expense, net of taxes	(0.03)	(0.03)	(0.02)

Basic income per share — SFAS No. 123 pro forma	$0.32	$0.43	$0.64

	Years Ended December 31,
	As	As
	Restated	Restated
	2005	2004	2003
Diluted income per share — as reported	$0.34	$0.44	$0.62
Pro forma compensation expense, net of taxes	(0.03)	(0.03)	(0.02)

Diluted income per share — SFAS No. 123 pro forma	$0.31	$0.41	$0.60

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Description of Business and Summary of Significant Accounting Policies (continued)
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
Note 2. Description of Business and Summary of Significant Accounting Policies (continued)
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
Note 3. Fixed Assets
     A summary of fixed assets follows at December 31 (in thousands):

	2005	2004
Computer equipment	$1,835	$1,514
ERP System	1,095	—
Furniture and equipment	389	156
Leasehold improvements	711	222

	4,030	1,892
Less accumulated depreciation and amortization	(1,459)	(855)

	$2,571	$1,037

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Fixed Assets (continued)
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
Note 4. Related Party Transactions (restated)
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
     In March 2005, the Company facilitated the exercising of stock options upon the retirement of a former member of the Board of Directors. Upon the exercising of the options, the Company repurchased 15,000 shares for a total discounted cost of $117,000. In April 2005, the Company facilitated the exercising of stock options upon the retirement of a former member of the Board of Directors. Upon the exercising of the options, the Company repurchased 200,000 shares for a total discounted cost of $1.7 million. In April 2005, the Company facilitated the exercising of stock options upon the resignation of the former President and Chief Operating Officer. Upon the exercising of the options, the Company repurchased 150,625 shares for a total discounted cost of $1.2 million. The Company purchased all the shares at a 3.6% discount. The Company recorded $2.2 million of stock compensation expenses for these transactions as a result of guidance in Emerging Issues Task Force No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 (“EITF 00-23”).
     During 2004, the Company facilitated the exercising of stock options upon the retirement of a former member of the Board of Directors. Upon the exercising of the options, the Company repurchased 87,500 shares for a total discounted cost of $595,000. The Company recorded $424,000 of stock compensation expense for this transaction as a result of guidance in EITF 00-23.
     Two officers of the Company serve on the Board of Directors of two not-for-profit agencies. The Company has provided charitable donations to these two not-for-profit agencies in the amount of $18,000 and $28,000 in 2005 and 2004, respectively. No donations to these not-for-profit agencies were made in 2003.
Note 5. Investments in Marketable Securities
     During 2005, the Company purchased short-term state issued securities for $5.0 million. As of December 31, 2005, our short-term state issued debt securities amortized cost was $5.0 million and interest income was approximately $20,000. There were no realized or unrealized gains or losses at December 31, 2005.
Note 6. Revolving Line of Credit
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
Note 7. Discontinued Operations
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

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Income Taxes
     Significant components of income tax expense attributable to income from continuing operations consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2005:
Federal	$3,061	$32	$3,093
State	846	2	848

	$3,907	$34	$3,941

Year ended December 31, 2004:
Federal	$4,180	$337	$4,517
State	465	73	538

	$4,645	$410	$5,055

Year ended December 31, 2003:
Federal	$4,379	$381	$4,760
State	1,661	115	1,776

	$6,040	$496	$6,536

     The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	2005	2004	2003
Income taxes at statutory federal rates	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.1	2.3	5.8
Reduction of tax liabilities based on tax examination effects	(2.4)	(3.6)	(7.8)
Other rate changes	0.1	1.2	—

	35.8%	34.9%	33.0%

     Significant components of deferred tax assets and liabilities are as follows (in thousands):

	2005	2004
Deferred tax assets:
Accrued expenses	$40	$120
Allowance for doubtful accounts	91	91
Capital loss carryover	1,537	1,537
Discontinued operations accrual	188	328

Total deferred tax assets before valuation allowance	1,856	2,076

Valuation allowance	(1,537)	(1,537)

Total deferred tax assets	319	539

Deferred tax liabilities:
Prepaid expenses	(39)	(79)
Depreciation	(6)	(126)
Other	(11)	(37)

Total deferred tax liabilities	(56)	(242)

Net deferred tax assets	$263	$297

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
Note 8. Income Taxes (continued)
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

			Weighted
		Weighted	Average
	Number of	Average	Fair Value of	Options
	Options	Exercise Price	Options Granted	Exercisable
Outstanding as of December 31, 2002	2,759,220	$4.20		1,328,552
Granted	277,250	7.09	$4.64
Exercised	(534,814)	3.17
Canceled	(610,514)	9.84

Outstanding as of December 31, 2003	1,891,142	$3.10		847,628
Granted	753,500	9.71	$5.88
Exercised	(424,652)	3.21
Canceled	(172,569)	4.07

Outstanding as of December 31, 2004	2,047,421	$5.43		878,438
Granted	533,000	8.37	$5.00
Exercised	(705,467)	1.93
Canceled	(336,056)	7.66

Outstanding as of December 31, 2005	1,538,898	$7.56		913,872

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Stock-Based Compensation and Employee Benefit Plans (continued)
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
Note 10. Stockholders’ Equity
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
Note 11. Commitments and Contingencies
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
Note 12. Quarterly Financial Data (Unaudited)
     The following summarized unaudited quarterly financial data has been prepared using the Company’s consolidated financial statements (in thousands, except per share data):

	First	Second	Third	Forth
2005 (As Restated)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$20,245	$20,261	$19,678	$16,527	$76,711
Gross margin	$8,722	$8,678	$8,207	$6,401	$32,008
Net income	$2,537	$1,190	$2,558	$796	$7,081
Net income per share — basic	$0.13	$0.06	$0.13	$0.04	$0.35
Net income per share — diluted	$0.12	$0.06	$0.12	$0.04	$0.34
Shares used in calculating net income per share:
Basic	20,263	20,370	20,432	20,020	20,271
Diluted	21,085	20,879	20,870	20,365	20,797

	First	Second	Third	Forth
2005 (As Previously Reported)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$20,245	$20,261	$19,678	$16,527	$76,711
Gross margin	$8,722	$8,678	$8,207	$6,401	$32,008
Net income	$2,596	$2,477	$2,558	$796	$8,427
Net income per share — basic	$0.13	$0.12	$0.13	$0.04	$0.42
Net income per share — diluted	$0.12	$0.12	$0.12	$0.04	$0.41
Shares used in calculating net income per share:
Basic	20,263	20,370	20,432	20,020	20,271
Diluted	21,085	20,879	20,870	20,365	20,797

	First	Second	Third	Forth
2004 (As Restated)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$18,487	$16,159	$16,078	$18,230	$68,954
Gross margin	$8,343	$7,489	$7,075	$8,286	$31,193
Net income	$2,940	$2,283	$1,667	$2,545	$9,435
Net income per share — basic	$0.14	$0.11	$0.08	$0.13	$0.46
Net income per share — diluted	$0.14	$0.11	$0.08	$0.12	$0.44
Shares used in calculating net income per share:
Basic	20,409	20,541	20,512	20,259	20,428
Diluted	21,740	21,661	21,492	21,146	21,521

	First	Second	Third	Forth
2004 (As Previously Reported)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$18,487	$16,159	$16,078	$18,230	$68,954
Gross margin	$8,343	$7,489	$7,075	$8,286	$31,193
Net income	$2,940	$2,283	$1,667	$2,802	$9,692
Net income per share — basic	$0.14	$0.11	$0.08	$0.14	$0.47
Net income per share — diluted	$0.14	$0.11	$0.08	$0.13	$0.45
Shares used in calculating net income per share:
Basic	20,409	20,541	20,512	20,259	20,428
Diluted	21,740	21,661	21,492	21,146	21,521

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance	Additions			Balance
	at the	Charge			at the
	Beginning	to	Recoveries		End
	of the	Bad Debts	and	Deductions/	of the
Allowance for Doubtful Accounts:	Period	Expense	Other	Write-Offs	Period
2005	$200	$99	$30	$(129)	$200
2004	$387	$(140)	$—	$(47)	$200
2003	$439	$(27)	$—	$(25)	$387
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
Dated: May 15, 2006
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

Name	Title	Date

/s/ STEVEN S. MYERS	Chairman of the Board and	May 15, 2006

Steven S. Myers	Chief Executive Officer
(Principal Executive Officer)

/s/ STEVE D. HANDY	Chief Financial Officer and Secretary	May 15, 2006

Steve D. Handy	(Principal Financial Officer and
Principal Accounting Officer)

/s/ WILLIAM C. BOWES	Director	May 15, 2006

William C. Bowes

/s/ DWIGHT L. HANGER	Director	May 15, 2006

Dwight L. Hanger

/s/ J. CHRISTOPHER LEWIS	Director	May 15, 2006

J. Christopher Lewis

/s/ JOSEPH B. REAGAN	Director	May 15, 2006

Joseph B. Reagan

/s/ ROBERT RODIN	Director	May 15, 2006

Robert Rodin

/s/ JOHN P. STENBIT	Director	May 15, 2006

John P. Stenbit

/s/ ROBERT J. UNTRACHT	Director	May 15, 2006

Robert J. Untracht

INDEX TO EXHIBITS
Exhibits (numbered in accordance with item 601 of Regulation S-K).
2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Second Amended and Restated Equity Incentive Plan. (6)

10.3	Amended and Restated Employee Stock Purchase Plan. (7)

10.4	Office Facility Lease. (8)

10.5	Amendment No. 1 to Office Facility Lease. (9)

10.6	Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 1 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 2 to Employment Agreement of Steven S. Myers. (12)

10.9	Amendment No. 3 to Employment Agreement of Steven S. Myers. (13)

10.10	Amendment No. 4 to Employment Agreement of Steven S. Myers. (14)

10.11	Amendment No. 5 to Employment Agreement of Steven S. Myers. (15)

10.12	Employment Agreement of Cathy L. Wood. (16)

10.13	Amendment No. 1 to Employment Agreement of Cathy L. Wood.(17)

10.14	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (18)

10.15	Amendment No. 3 to Employment Agreement of Cathy L. Wood. (19)

10.16	Amendment No. 4 to Employment Agreement of Cathy L. Wood. (20)

10.17	Employment Agreement of Bennett C. Beaudry. (21)

10.18	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (22)

10.19	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (23)

10.20	Amendment No. 3 to Employment Agreement of Bennett C. Beaudry. (24)

10.21	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (25)

10.22	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (26)

10.23	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (27)

10.24	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (28)

10.25	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (29)

10.26	Renewal of Revolving Note dated April 29, 2005, executed by SM&A, in favor of City National Bank. (30)

10.27	Consultant Agreement of Bowes Enterprises. (31)

10.28	Consultant Agreement of Joseph B. Reagan. (32)

Exhibits (continued)
21.1	Subsidiaries of the Registrant. (33)

23.1	Consent of Independent Registered Public Accounting Firm. (34)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (35)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (36)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (37)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (38)

Footnote #

(1)	Filed on November 27, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed herewith.

(7)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(8)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(9)	Filed on October 22, 2004 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(10)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(11)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(12)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(13)	Filed on March 11, 2003 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(15)	Filed on October 22, 2004 as Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(16)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(17)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(18)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference..

(19)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(20)	Filed on October 22, 2004 as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(21)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference

(22)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(23)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(24)	Filed on October 8, 2004 as Exhibit 99.1 to the registrant’s current report on 8-K and incorporated herein by reference.

(25)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(26)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(27)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(28)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(29)	Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(30)	Filed on July 14, 2005 as Exhibit 10.25 to the registrant’s Quarterly Report on From 10-Q and incorporated herein by reference.

(31)	Filed on October 22, 2004 as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(32)	Filed on October 22, 2004 as Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(33)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(34)	Filed herewith.

(35)	Filed herewith.

(36)	Filed herewith.

(37)	Filed herewith.

(38)	Filed herewith.