Form 10-Q
period 2006-03-31
SM&A
filed 2006-05-15
CIK 1050031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-23585.
SM&A
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0080929 (I.R.S. Employer Identification No.)

4695 MacArthur Court, 8th Floor, Newport Beach, California (Address of principal executive offices)	92660 (Zip Code)
(949) 975-1550
(Registrant’s telephone number, including area code)
Not applicable
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, no par value—19,697,560 shares outstanding as of March 31, 2006

SM&A

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “Risk Factors” under Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 12-14. Because of these and other factors that may affect SM&A’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.
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

SM&A
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	As Restated
	2006	December 31,
		2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,230	$19,103
Investments	4,950	4,950
Accounts receivable, net	11,811	10,435
Prepaid expenses and other current assets	631	380
Prepaid income taxes	—	924
Deferred income taxes	342	319

Total current assets	36,964	36,111
Fixed assets, net	2,922	2,571
Other assets	68	60

	$39,954	$38,742

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$420	$762
Accrued compensation and related benefits	3,518	2,129
Income taxes payable	26	—
Net liabilities of discontinued operations	299	396

Total current liabilities	4,263	3,287
Deferred income taxes	—	56
Other liabilities	546	539

Total liabilities	4,809	3,882

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock, no par value	45,232	46,126
Accumulated deficit	(10,087)	(11,266)

Total shareholders’ equity	35,145	34,860

	$39,954	$38,742

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	As Restated
		2005
	(unaudited)	(unaudited)
Revenue	$17,715	$20,245
Cost of revenue	10,574	11,523

Gross margin	7,141	8,722

Selling, general and administrative expenses	5,328	5,020

Operating income	1,813	3,702

Interest income, net	192	85

Income before income taxes	2,005	3,787

Income tax expense	826	1,250

Net income	$1,179	$2,537

Net income per share:
Basic	$0.06	$0.13
Diluted	$0.06	$0.12

Shares used in calculating net income per share:
Basic	19,819	20,263
Diluted	20,043	21,085
See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2006	As Restated
		2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,179	$2,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163	132
Deferred income taxes	(79)	116
Excess tax benefits from stock-based compensation	—	584
Stock-based compensation expense	315	59
Changes in operating assets and liabilities:
Accounts receivable	(1,376)	(3,268)
Prepaid income taxes	924	—
Prepaid expense and other assets	(259)	(258)
Accounts payable	(342)	(262)
Accrued compensation and related benefits	1,389	2,236
Income taxes payable	26	269
Other liabilities	7	78

Net cash provided by operating activities	1,947	2,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(510)	(605)

Net cash used in investing activities	(510)	(605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	160	376
Payment for repurchase of shares	(1,373)	(583)

Net cash used in financing activities	(1,213)	(207)

Net increase in cash and cash equivalents from continued operations	224	1,411
Net cash used in discontinued operations by operating activities	(97)	(128)

Net increase in cash and cash equivalents	127	1,283
Cash and cash equivalents at beginning of period	19,103	22,148

Cash and cash equivalents at end of period	$19,230	$23,431

See accompanying notes to consolidated financial statements.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(unaudited)
Note 1. Basis of Presentation and Significant Accounting Policies
     The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at March 31, 2006, the consolidated results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. Comprehensive income is equivalent to net income for the three month periods ended March 31, 2006 and 2005, respectively.
     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.
     The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 15, 2006.
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. In April 2005, the adoption date of SFAS 123(R) was delayed to financial statements issued for the first annual period beginning after June 15, 2005. The Company has adopted SFAS 123(R) on January 1, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 3 “Stock-based Compensation.”
Significant Accounting Policies
     Revenue Recognition. We recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collection is reasonably assured. The majority of our services are provided under “time and expenses” billing arrangements and revenue is recognized on the basis of hours worked plus other reimbursable contract costs incurred during the period. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenue is also derived from success fees, offered to clients as a pricing option, and recorded as revenue only upon attainment of the specified incentive criteria. Success fees are not billable and revenue is not recorded until the client wins a contract.
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
     Stock-Based Compensation. On January 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for periods

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(unaudited)
Note 1. Basis of Presentation and Significant Accounting Policies (continued)
beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Under the modified prospective transition method, recognized compensation cost for the three months ended March 31, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.
Note 2. Restatement of Financial Statements
     The Company’s financial statements for the three months ended March 31, 2005 have been restated to reflect a non-cash charge of $59,000, net of tax, in its consolidated statements of operations for additional compensation expense resulting from the accounting for certain share repurchase transactions.
Note 3. Net Income Per Share
     The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Denominator for basic income per common share weighted average shares outstanding during the period	19,819	20,263
Incremental shares attributable to dilutive outstanding stock options	224	822

Denominator for diluted income per share	20,043	21,085

Note 4. Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” The Company did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) as the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended March 31, 2005 would have been (in thousands except for per share information):

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(unaudited)
Note 4. Stock-Based Compensation (continued)

Three Months Ended
March 31, 2005
Net income, as reported	$2,537
Stock-based compensation expense related to share buyback, net of tax	59
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(556)
Tax benefit	227

Total stock-based employee compensation expense	(270)

Pro forma net income	$2,267

Net income per share:
Basic — as reported	$0.13
Basic — pro forma	$0.11

Diluted — as reported	$0.12
Diluted — pro forma	$0.11
     The weighted-average estimated value of options granted under the stock option plans during the three months ended March 31, 2006 was $4.42 using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended
March 31, 2006
Stock price volatility	82.77%
Risk-free interest rate	4.83%
Expected life (in years)	3.10
Stock dividend yield	N/A
     The Company estimates the expected life, expected volatility and expected forfeitures of the stock options based upon historical data. The estimated expected volatility is measured on historical realized volatility over a period greater than the expected term of each option.
     During the three months ended March 31, 2006, the Company granted 197,677 stock options with an estimated total grant-date fair value of approximately $873,000. During the three months ended March 31, 2006, the Company recorded stock-based compensation expense related to stock options of approximately $315,000 for all unvested options granted prior to and after the adoption of SFAS 123(R). The stock-based compensation expense recognized for the three months ended March 31, 2006, of $315,000, or $0.02 per diluted share, was included in selling, general and administrative expenses. The Company recorded $98,000 in stock-based compensation expense related to stock purchased during the three months ended March 31, 2005.
     Upon adoption of SFAS 123(R), the Company continued to use the Black-Scholes option-pricing model as its method of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(unaudited)
Note 4. Stock-Based Compensation (continued)
     SFAS 123(R) also requires companies to calculate an initial additional paid-in capital “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS 123(R). The pool includes the net excess tax benefits that would have been recognized if the company had adopted Statement 123 for recognition purposes on its effective date.
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). An entity may take up to one year from the effective date of FSP 123(R)-3 to evaluate its available transition alternatives and make its one-time election. The alternative transition method includes simplified methods to establish the beginning balance of the pool related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R).
Note 5. Revolving Line of Credit
     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At March 31, 2006, the Company had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and $9.9 million was availabile.
Note 6. Income Taxes
     The Company’s effective income tax rates for the three months ended March 31, 2006 and 2005 were 41% and 33%, respectively. In the first quarter ended March 31, 2005, the Company completed and filed its federal and state income tax returns for the calendar year ended December 31, 2004. Based on the income tax returns filed, the Company recorded an adjustment to its effective tax rate in the first quarter of 2005 resulting in a reduction of income tax expense of approximately $208,000, or $0.01 per diluted share.
Note 7. Stockholders’ Equity
     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. In April and October 2005, the Company’s Board of Directors authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million. In January 2006, the Company’s Board of Directors authorized an increase of an additional $10.0 million increasing the total authorization to repurchase the Company’s common stock to $30.0 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan are cancelled. For the three months ended March 31, 2006, the Company repurchased 205,800 shares at a total cost of $1.4 million. Since the inception of the share repurchase plan, the Company has repurchased 2,018,966 shares at a total cost of $16.1 million.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005
(unaudited)
Note 8. Related Parties
     The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s Chairman and Chief Executive Officer. The lease rate was determined through a review of prevailing market rates for such services. During the three months ended March 31, 2006 and 2005, the Company recorded an expense of $62,000 and $20,000 respectively. The expense is included in selling, general and administrative expenses.
Note 9. Discontinued Operations
     Prior to fiscal year 2003, the Company sold and dissolved two of its business segments. The balance owed at March 31, 2006 of $299,000 represents the remaining office lease commitments, net of subleases, over the remaining terms of the leases. During the three months ended March 31, 2006, the Company paid $97,000 net of sublease receipts, related to the leased property.

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
Results of Operations
     The following table sets forth certain historical operating results (in millions):

	Three Months Ended March 31,
	2006		2005		Change
	$	%	$	%	$	%
Revenues	$17.7	100.0	$20.2	100.0	($2.5)	(12.5)
Cost of revenues	10.6	59.7	11.5	56.9	(0.9)	(8.2)

Gross profit	7.1	40.3	8.7	43.1	(1.6)	(18.1)
Selling, general and administrative expenses	5.3	30.1	5.0	24.8	0.4	6.1

Operating income	1.8	10.2	3.7	18.3	(2.0)	(51.0)
Interest income	0.2	1.1	0.1	0.4	0.1	125.9
Income taxes	0.8	4.7	1.3	6.2	(0.5)	(33.9)

Net income	$1.2	6.7	$2.5	12.5	($1.4)	(53.5)

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Revenue. Revenue decreased $2.5 million, or 12.5%, to $17.7 million for the three months ended March 31, 2006 compared to $20.2 million for the same period of the prior year. The decrease in our revenue was realized in our traditional aerospace and defense service line and was due primarily to a client who is experiencing budget pressure on one of their programs. This program contributed $869,000 and $3.0 million or 5% and 15% of total revenue for the three months ended March 31, 2006 and 2005, respectively. Total aerospace and defense revenue declined by $4.2 million or 26% to $11.8 million compared to $16.0 million during the three months ended March 31, 2006 and 2005, respectively. We offset this decline in revenue from our aerospace and defense service line with a $1.6 million increase, or 39% increase in our non-aerospace and defense service line. This increase was contributed primarily by one of our largest customers.
     The percentage of revenues from competition management services and performance assurance services was 65% and 35% for the three months ended March 31, 2006, respectively, compared to 61% and 39% for the same period of the prior year. The percentage of revenue coming from our aerospace and defense clients was 67% and 79% for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, we were engaged by seven new customers who accounted for 1% of our total revenue. This compares to six new customers which accounted for 1% of our total revenue during the same period of the prior year.
     Gross Margin. Gross margin decreased $1.6 million, or 18.1%, to $7.1 million for the three months ended March 31, 2006 compared to $8.7 million for the same period of the prior year. The decrease in gross margin dollars is due to the decrease in sales as discussed above and the decrease in gross margin as a percentage of revenue. As a percentage of revenue, gross margin decreased to 40.3% for the three months ended March 31, 2006 compared to 43.1% for the same period of the prior year. The decline was due from a reduction in the level of success fees earned and increases in our travel and benefit expenses. We recorded success fees of $102,000 and $337,000 for the three months ended March 31, 2006 and 2005, respectively. The decline was planned as we recorded expenses related to first quarter 2006 incentive programs for our top performing proposal managers and account executives. We expect the gross margins to be between 41% and 42% for fiscal year 2006.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, stock-based employee compensation, professional services and other general corporate activities. Selling, general and administrative expenses increased $308,000, or 6.1%, to $5.3 million for the three months ended March 31, 2006, as compared to $5.0 million for the same period of the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As a percentage of revenue, selling, general and administrative expenses increased to 30.1% for the three months ended March 31, 2006, as compared to 24.8% for the same period of the prior year. As a result of adopting Statement 123(R), stock-based compensation expense recognized for the three months ended March 31, 2006, was $315,000. We recorded $98,000 in stock-based compensation expense related to stock purchases during the three months ended March 31, 2005. Excluding the impact of stock-based compensation expense, the increase of $91,000 was due to the planned increase of $168,000 in our salary, benefit, and related tax expense, an increase of $105,000 related to professional services fees, and other general operating expense increases of $68,000, offset by a decrease in our severance expense of $250,000.
     Operating Income. Operating income decreased $1.9 million, or 51.0% to $1.8 million for the three months ended March 31, 2006, compared to $3.7 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 10.2% for the three months ended March 31, 2006, as compared to 18.3% for the same period of the prior year. Operating income primarily decreased due to the increase in sales and gross profit offset by the planned increase in selling, general and administrative expenses, as discussed above.
     Income Tax Expense. Our effective income tax rates for the three months ended March 31, 2006 and 2005 were 41% and 33%, respectively. In the first quarter ended March 31, 2005, we completed and filed our federal and state income tax returns for the calendar year ended December 31, 2004. Based on the income tax returns filed, we recorded an adjustment to its effective tax rate in the first quarter of 2005 resulting in a reduction of income tax expense of approximately $208,000, or $0.01 per diluted share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Capital Resources and Liquidity
     Our working capital decreased to $32.7 million at March 31, 2006 from $32.8 million at December 31, 2005. In addition, our cash and cash equivalents increased to $24.2 million at March 31, 2006, from $24.1 million at December 31, 2005. Cash flows from operating activities of continuing operations provided $1.9 million during the three months ended March 31, 2006, compared to $2.2 million for the same period during the prior year. The increase in our cash flows from operating activities is due primarily to the timing of our payroll cycles and the utilization of our prepaid income taxes.
     The change in accounts receivable was due primarily to the increase in our sales for the three months ended March 31, 2006 compared to the same period of the prior year. Our day’s sales outstanding (DSO) was 58 days, which improved from our historical average of 65 days.
     For the remaining fiscal year 2006, we plan to use approximately $1.2 million to purchase and implement technology solutions that enhance our service offerings and the continued implementation of our Enterprise Resource Management Software Program.
     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. In April and October 2005, the Company’s Board of Directors authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million. In January 2006, the Company’s Board of Directors authorized an increase of an additional $10.0 million increasing the total authorization to repurchase the Company’s common stock to $30.0 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan are cancelled. For the three months ended March 31, 2006, the Company repurchased 205,800 shares at a total cost of $1.4 million. Since the inception of the share repurchase plan, the Company has repurchased 2,018,966 shares at a total cost of $16.1 million.
     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restrict the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $2.0 million without the prior written approval of the lender. At March 31, 2006, the Company had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and we had $9.9 million in availability.
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
Item 1A. Risk Factors
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
     Our success is highly dependent upon the efforts, abilities, and business generation capabilities and project execution of our strategic account managers and account executives. In addition, Steven S. Myers, our Chief Executive

Item 1A. Risk Factors (continued)
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
     Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and March 31, 2006, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:
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

Item 1A. Risk Factors (continued)
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
     At March 31, 2006, Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 19% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions. Our board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of a	Shares That
	Total Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased
Period	Purchased	Per Share	Plan	Under The Plan
Beginning balance	1,813,166	$8.10	1,813,166	$5,317,099
January 1, 2006 to January 31, 2006	—	—	—	15,317,099
February 1, 2006 to February 28, 2006	1,700	6.93	1,814,866	15,305,320
March 1, 2006 to March 31, 2006	204,100	6.67	2,018,966	13,944,395

Total	2,018,966	$7.95	2,018,966	$13,944,395

     Information about securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference to Note 6 to the Financial Statements.
Item 5. Other Information
     The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s Chairman and Chief Executive Officer. The lease rate was determined through a review of prevailing market rates for such services. During the three months ended March 31, 2006 and 2005, the Company recorded an expense of $62,000 and $20,000 respectively. The expense is included in selling, general and administrative expenses.
Item 6. Exhibits
INDEX TO EXHIBITS
(Numbered in accordance with item 601 of Regulation S-K)
2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Second Amended and Restated Equity Incentive Plan. (6)

Item 6. Exhibits (continued)
10.3	Amended and Restated Employee Stock Purchase Plan. (7)

10.4	Office Facility Lease. (8)

10.5	Amendment No. 1 to Office Facility Lease. (9)

10.6	Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 1 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 2 to Employment Agreement of Steven S. Myers. (12)

10.9	Amendment No. 3 to Employment Agreement of Steven S. Myers. (13)

10.10	Amendment No. 4 to Employment Agreement of Steven S. Myers. (14)

10.11	Amendment No. 5 to Employment Agreement of Steven S. Myers. (15)

10.12	Amendment No. 6 to Employment Agreement of Steven S. Myers. (16)

10.13	Employment Agreement of Cathy L. Wood. (17)

10.14	Amendment No. 1 to Employment Agreement of Cathy L. Wood. (18)

10.15	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (19)

10.16	Amendment No. 3 to Employment Agreement of Cathy L. Wood. (20)

10.17	Amendment No. 4 to Employment Agreement of Cathy L. Wood. (21)

10.18	Amendment No. 5 to Employment Agreement of Cathy L. Wood. (22)

10.19	Employment Agreement of Bennett C. Beaudry. (23)

10.20	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (24)

10.21	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (25)

10.22	Amendment No. 3 to Employment Agreement of Bennett C. Beaudry. (26)

10.23	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (27)

10.24	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (28)

10.25	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (29)

10.26	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (30)

10.27	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (31)

10.28	Renewal of Revolving Note dated April 29, 2005, executed by SM&A, in favor of City National Bank. (32)

10.29	Renewal of Revolving Note dated April 24, 2006, executed by SM&A, in favor of City National Bank. (33)

10.30	Consultant Agreement of Bowes Enterprises. (34)

10.31	Consultant Agreement of Joseph B. Reagan. (35)

21.1	Subsidiaries of the Registrant. (36)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (37)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (38)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (39)

Footnote #

(1)	Filed on November 27, 2001as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

Item 6. Exhibits (continued)
Footnote #

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed on February 24, 2006, as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(7)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(8)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(9)	Filed on October 22, 2004 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(10)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(11)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(12)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(13)	Filed on March 11, 2003 as Exhibit10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(15)	Filed on October 22, 2004 as Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(16)	Filed on April 21, 2006 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(17)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(18)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(19)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(20)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(21)	Filed on October 22, 2004 as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(22)	Filed on April 21, 2006 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(23)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference

(24)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(25)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(26)	Filed on October 8, 2004 as Exhibit 99.1 to the registrant’s current report on 8-K and incorporated herein by reference.

(27)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(28)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(29)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(30)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(31)	Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(32)	Filed on July 14, 2005 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(33)	Filed herewith.

(34)	Filed on October 22, 2004 as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(35)	Filed on October 22, 2004 as Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(36)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(37)	Filed herewith.

(38)	Filed herewith.

(39)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A (Registrant)
Dated: May 15, 2006	/s/ STEVE D. HANDY
Steve D. Handy
Senior Vice President, Chief Financial Officer and Secretary

Dated: May 15, 2006	/s/ STEVEN S. MYERS
Steven S. Myers
Chairman and Chief Executive Officer

INDEX TO EXHIBITS
(Numbered in accordance with item 601 of Regulation S-K)

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Second Amended and Restated Equity Incentive Plan. (6)

10.3	Amended and Restated Employee Stock Purchase Plan. (7)

10.4	Office Facility Lease. (8)

10.5	Amendment No. 1 to Office Facility Lease. (9)

10.6	Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 1 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 2 to Employment Agreement of Steven S. Myers. (12)

10.9	Amendment No. 3 to Employment Agreement of Steven S. Myers. (13)

10.10	Amendment No. 4 to Employment Agreement of Steven S. Myers. (14)

10.11	Amendment No. 5 to Employment Agreement of Steven S. Myers. (15)

10.12	Amendment No. 6 to Employment Agreement of Steven S. Myers. (16)

10.13	Employment Agreement of Cathy L. Wood. (17)

10.14	Amendment No. 1 to Employment Agreement of Cathy L. Wood. (18)

10.15	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (19)

10.16	Amendment No. 3 to Employment Agreement of Cathy L. Wood. (20)

10.17	Amendment No. 4 to Employment Agreement of Cathy L. Wood. (21)

10.18	Amendment No. 5 to Employment Agreement of Cathy L. Wood. (22)

10.19	Employment Agreement of Bennett C. Beaudry. (23)

10.20	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (24)

10.21	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (25)

10.22	Amendment No. 3 to Employment Agreement of Bennett C. Beaudry. (26)

10.23	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (27)

10.24	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (28)

10.25	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (29)

10.26	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (30)

10.27	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (31)

10.28	Renewal of Revolving Note dated April 29, 2005, executed by SM&A, in favor of City National Bank. (32)

10.29	Renewal of Revolving Note dated April 24, 2006, executed by SM&A, in favor of City National Bank. (33)

10.30	Consultant Agreement of Bowes Enterprises. (34)

10.31	Consultant Agreement of Joseph B. Reagan. (35)

21.1	Subsidiaries of the Registrant. (36)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (37)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (38)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (39)

Footnote #

(1)	Filed on November 27, 2001as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed on February 24, 2006, as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(7)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(8)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(9)	Filed on October 22, 2004 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(10)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(11)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(12)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(13)	Filed on March 11, 2003 as Exhibit10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(15)	Filed on October 22, 2004 as Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(16)	Filed on April 21, 2006 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(17)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(18)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(19)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(20)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(21)	Filed on October 22, 2004 as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(22)	Filed on April 21, 2006 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(23)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference

(24)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(25)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(26)	Filed on October 8, 2004 as Exhibit 99.1 to the registrant’s current report on 8-K and incorporated herein by reference.

(27)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(28)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(29)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(30)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(31)	Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(32)	Filed on July 14, 2005 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(33)	Filed herewith.

(34)	Filed on October 22, 2004 as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(35)	Filed on October 22, 2004 as Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(36)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(37)	Filed herewith.

(38)	Filed herewith.

(39)	Filed herewith.