Form 10-Q
period 2006-06-30
SM&A
filed 2006-08-08
CIK 1050031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Common Stock, no par value—18,707,209 shares outstanding as of June 30, 2006

SM&A

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “Risk Factors” under Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 12-16. Because of these and other factors that may affect SM&A’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.
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

SM&A
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

		As Restated
	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,728	$19,103
Investments	5,050	4,950
Accounts receivable, net	14,940	10,435
Prepaid expenses and other current assets	698	380
Prepaid income taxes	—	924
Deferred income taxes	411	319

Total current assets	31,827	36,111
Fixed assets, net	3,309	2,571
Other assets	53	60

	$35,189	$38,742

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$702	$762
Accrued compensation and related benefits	2,413	2,129
Income taxes payable	368	—
Net liabilities of discontinued operations	201	396

Total current liabilities	3,684	3,287
Deferred income taxes	—	56
Other liabilities	552	539

Total liabilities	4,236	3,882

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock, no par value	39,760	46,126
Accumulated deficit	(8,807)	(11,266)

Total shareholders’ equity	30,953	34,860

	$35,189	$38,742

See accompanying notes to condensed consolidated financial statements

SM&A
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		As Restated		As Restated
	2006	2005	2006	2005
Revenue	$18,277	$20,261	$35,992	$40,506
Cost of revenue	10,268	11,583	20,842	23,106

Gross margin	8,009	8,678	15,150	17,400

Selling, general and administrative expenses	6,086	6,783	11,414	11,803

Operating income	1,923	1,895	3,736	5,597

Interest income, net	252	118	444	203

Income before income taxes	2,175	2,013	4,180	5,800

Income tax expense	895	823	1,721	2,073

Net income	$1,280	$1,190	$2,459	$3,727

Net income per share:
Basic	$0.07	$0.06	$0.13	$0.18
Diluted	$0.07	$0.06	$0.12	$0.18

Shares used in calculating net income per share:
Basic	19,170	20,370	19,492	20,317
Diluted	19,372	20,879	19,706	20,980
See accompanying notes to condensed consolidated financial statements

SM&A
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended
	June 30,
		As Restated
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,459	$3,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	377	278
Deferred income taxes	(148)	244
Excess tax benefits from stock-based compensation	—	1,603
Stock-based compensation expense	629	1,346
Changes in operating assets and liabilities:
Accounts receivable	(4,505)	(2,482)
Prepaid income taxes	924	(732)
Prepaid expenses and other assets	(311)	(98)
Accounts payable	(60)	(641)
Accrued compensation and related benefits	284	2,809
Income taxes payable	368	(565)
Other liabilities	13	124

Net cash provided by operating activities	30	5,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(100)	—
Purchases of fixed assets	(1,115)	(1,121)

Net cash used in investing activities	(1,215)	(1,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	264	1,413
Excess tax benefits from stock-based compensation	3	—
Payment for repurchase of shares	(7,262)	(3,481)

Net cash used in financing activities	(6,995)	(2,068)

Net increase in cash and cash equivalents from continued operations	(8,180)	2,424
Net cash used in discontinued operations by operating activities	(195)	(271)

Net increase in cash and cash equivalents	(8,375)	2,153
Cash and cash equivalents at beginning of period	19,103	22,148

Cash and cash equivalents at end of period	$10,728	$24,301

See accompanying notes to condensed consolidated financial statements

SM&A
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2006 and 2005
(UNAUDITED)
Note 1. Basis of Presentation and Significant Accounting Policies
     The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at June 30, 2006, the consolidated results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. Comprehensive income is equivalent to net income for the three and six month periods ended June 30, 2006 and 2005, respectively.
     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.
     The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited condensed consolidated financial statements and notes thereto for the year ended December 31, 2005, included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 15, 2006.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48. FIN 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, and are currently evaluating the impact to our condensed consolidated financial statements.
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
     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
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
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Under the modified prospective transition method, recognized compensation cost for the three and six months ended June 30, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.
     Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the condensed consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation costs recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefits from stock-based compensation” on the condensed consolidated statement of cash flows.
     Concentrations of Credit Risk and Major Customers. Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable. The Company’s accounts receivable are derived from revenue earned from customers primarily in the United States. The majority of the Company’s receivables are from large companies in the aerospace and defense industries. The Company controls credit risk through credit approvals and monitoring procedures and, generally, does not require collateral or other security to support financial instruments subject to credit risk. Management must make historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Credit losses have historically been within management’s expectations.
     For the six months ended June 30, 2006, three customers represented more than 10% of the Company’s revenue and accounts receivable. As of June 30, 2006 and 2005, these three customers account for 58% and 66% of revenues and 66% and 70% of accounts receivable, respectively.
Note 2. Restatement of Financial Statements
     The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2005 have been restated to reflect a non-cash charge of $1.3 million and $1.3 million, net of tax, respectively, in its consolidated statements of operations for additional compensation expense resulting from the accounting for certain share repurchase transactions.
Note 3. Net Income Per Share
     The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Denominator for basic income per share:
weighted average shares outstanding during the period	19,170	20,370	19,492	20,317
Incremental shares attributable to dilutive outstanding stock options	202	509	214	663

Denominator for diluted income per share:	19,372	20,879	19,706	20,980

     Anti-dilutive shares excluded from the foregoing reconciliation are 1,365,077, 588,850, 1,322,250 and 716,100 for the three and six months ended June 30, 2006 and 2005, respectively.

Note 4. Investments in Marketable Securities
     In November 2005, the Company purchased short-term state issued securities for $5.0 million. As of June 30, 2006, our short-term state issued debt securities amortized cost was $5.1 million and interest income was approximately $79,000. There were no realized or unrealized gains or losses at June 30, 2006.
Note 5. Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” The Company did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) as the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six months ended June 30, 2005 would have been (in thousands except for per share information):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$1,190	$3,727
Stock-based compensation expense related to share buyback of $2.1 million and $2.2 million, respectively, net of tax	1,254	1,346
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,734)	(2,515)
Tax benefit	711	1,031

Total stock-based employee compensation expense	(1,023)	(1,484)

Pro forma net income	$1,421	$3,589

Net income per share:
Basic — as reported	$0.06	$0.18
Basic — pro forma	$0.07	$0.18
Diluted — as reported	$0.06	$0.18
Diluted — pro forma	$0.07	$0.17
     The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These assumptions include, the Company’s expected stock price volatility over a period greater than the expected term of the awards, actual and projected employee stock option exercise behaviors, and expected forfeitures based on the awards that will ultimately not complete their vesting requirements. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock price volatility	82.09%	87.56%	82.49%	88.41%
Risk-free interest rate	4.95%	3.69%	4.88%	3.83%
Expected life (in years)	3.13	3.05	3.11	3.15
Forfeiture rate	12.18%	12.83%	12.29%	11.86%
Stock dividend yield	N/A	N/A	N/A	N/A
Weighted-average fair value per option granted	$3.59	$5.13	$4.28	$5.02

     The following table summarizes stock option activity for the six months ended June 30, 2006.

		Weighted-	Weighted-Average	Aggregate
		Average	Fair Value of	Intrinsic
	Shares	Exercise Price	Options Granted	Value

Outstanding at of December 31, 2005	1,538,898	$7.56
Granted	237,227	7.53	$4.28
Exercised	(6,750)	1.49
Cancelled, Forfeited or Expired	(37,500)	9.31

Outstanding at June 30, 2006	1,731,875	7.54		$1,257,000

Exercisable at June 30, 2006	1,036,686	$7.40		$1,207,000

     At June 30, 2006, there was $2.7 million of total unrecognized compensation cost related to unvested awards which will be amortized to expense over the weighted-average period of 4.0 years.
Note 6. Revolving Line of Credit
     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $3.0 million without the prior written approval of the lender. At June 30, 2006, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and $9.9 million was available.
Note 7. Income Taxes
     The Company’s effective income tax rates for the three and six months ended June 30, 2006 and 2005 were 41%, 41%, 41% and 36%, respectively. In the first quarter ended March 31, 2005, the Company completed and filed its federal and state income tax returns for the calendar year ended December 31, 2004. Based on the income tax returns filed, the Company recorded an adjustment to its effective tax rate in the first quarter of 2005 resulting in a reduction of income tax expense of approximately $208,000, or $0.01 per diluted share.
Note 8. Stockholders’ Equity
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
     The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan are cancelled. For the six months ended June 30, 2006 and 2005, the Company repurchased 1,153,900 shares at a total cost of $7.3 million and 424,995 shares at a total cost of $3.4 million, respectively. Since the inception of the share repurchase plan, the Company has repurchased 2,967,066 shares at a total cost of $21.9 million.
Note 9. Related Parties
     The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s Chairman and Chief Executive Officer. The lease rate was determined through a review of prevailing market rates for such services. During the three and six months ended June 30, 2006 and 2005, the Company recorded an expense of $27,000, $89,000, $15,000 and $35,000, respectively. The expense is included in selling, general and administrative expenses.

Note 10. Discontinued Operations
     Prior to fiscal year 2003, the Company sold and dissolved two of its business segments. The balance accrued at June 30, 2006 of $201,000 represents the remaining office lease commitments, net of subleases, over the remaining terms of the leases. During the six months ended June 30, 2006, the Company paid $195,000 net of sublease receipts, related to the leased property.
Note 11. Commitment and Contingencies
     The Company entered into employment agreements with its Chairman and Chief Executive Officer and its President and Chief Operating Officer and into benefit agreements with other executives of the Company (collectively “Agreements”). Under the terms of each of the Agreements, the Company may be obligated to pay a severance payment ranging from six months to two years of the respective employee’s base salary, depending on the date of termination, if the employment is terminated by the Company without cause. In addition, the Agreements have a change of control provisions that may require the Company to pay up to twelve months of current annual base salary and up to eighteen months of health and life insurance benefits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     SM&A is the world’s leading provider of competition management (business capture and proposal development) services, and a leading provider of program services (post-award risk mitigation and profit maximizing) services. Under these two service lines, our approximately 300 employees and consultants provide strategy, proposal management, program management, systems engineering, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, information technology, and engineering sectors. Since 1982, we have managed more than 1,000 proposals worth more than $340 billion for our clients and have achieved an 85% win rate on awarded contracts.
Results of Operations
     The following table sets forth certain historical operating results (in millions):

	Three Months Ended June 30,
	2006		2005		Change
	$	%	$	%	$	%

Revenue	$18.3	100.0	$20.3	100.0	($2.0)	(9.9)
Cost of revenue	10.3	56.3	11.6	57.1	(1.3)	(11.2)

Gross margin	8.0	43.7	8.7	42.9	(0.7)	(8.0)
Selling, general and administrative expenses	6.1	33.3	6.8	33.5	(0.7)	(10.3)

Operating income	1.9	10.4	1.9	9.4	0.0	0.0
Interest income	0.3	1.6	0.1	0.5	0.2	200.0
Income tax expense	0.9	4.9	0.8	3.9	0.1	12.5

Net income	$1.3	7.1	$1.2	5.9	$0.1	8.3

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Revenue. Revenue decreased $2.0 million, or 10%, to $18.3 million for the three months ended June 30, 2006 compared to $20.3 million for the same period of the prior year. The decrease in our revenue was realized in our non- aerospace and defense business and due primarily to one client who reduced our service levels due to their internal budget pressures. We expect to increase our service levels with this client towards the end of the third quarter calendar quarter of 2006 as the customer enters their new fiscal year. This reduction accounted for a decrease of $2.3 million compared to the same period of the prior year. Total non-aerospace and defense revenue declined $1.9 million, or 33% to $3.8 million as compared to $5.7 million for the same period of the prior year. Total aerospace and defense revenue declined slightly to $14.5 million compared to $14.6 million during the three months ended June 30, 2006 and 2005, respectively.
     The percentage of revenues from competition management and program services was 64% and 36% for the three months ended June 30, 2006, respectively, compared to 50% and 50% for the same period of the prior year. The percentage of revenue coming from our aerospace and defense clients was 79% and 72% for the three months ended June 30, 2006 and 2005, respectively. During the three months ended June 30, 2006, we were engaged by six new customers who accounted for 4% of our total revenue. This compares to nine new customers which accounted for 5% of our total revenue during the same period of the prior year.
     Gross Margin. Gross margin decreased $700,000, or 8%, to $8.0 million for the three months ended June 30, 2006 compared to $8.7 million for the same period of the prior year. The decrease in gross margin dollars is due to the decrease in sales as discussed above offset by an increase in gross margin as a percentage of revenue. As a percentage of revenue, gross margin increased to 44% for the three months ended June 30, 2006 compared to 43% for the same period of the prior year. The increase was due to the level of success fees earned offset by increased wages, benefit and travel expenses. We recorded success fees of $706,000 and $228,000 for the three months ended June 30, 2006 and 2005, respectively. We expect the gross margins to be between 41% and 42% for fiscal year 2006.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, stock-based compensation expense, professional services and other general corporate activities. As a result of adopting Statement 123(R) and the recording of stock-based compensation expense related to the restatement discussed in footnote 2, we recorded stock-based compensation expense of $314,000 and $2.1 million during the three months ended June 30, 2006 and 2005, respectively. Excluding stock-based compensation expense, selling, general and administrative expenses increased $1.1 million or 23% during the three months ended June 30, 2006 compared to the same period of the prior year. With the creation of Practice Leader functions in late

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
calendar year 2005, which have the responsibility to create new service solutions and enhance our overall service offerings, we incurred planned expenses of approximately $450,000 during the three months ended June 30, 2006. No similar function existed during the three months ended June 30, 2005. Our general operating expenses increased by approximately $175,000 including $70,000 in depreciation expense related to the deployment of our Enterprise Resource Planning (ERP) software in June 2006. Lastly, we recorded $425,000 in non-routine expenses including $225,000 related to the restatement discussed in footnote 2, and approximately $200,000 related to the post implementation costs of our new ERP system which went live in June 2006.
     Operating Income. Operating income of $1.9 million was consistent with the same period of the prior year. As a percentage of revenue, operating income increased to 10% for the three months ended June 30, 2006, as compared to 9% for the same period of the prior year.
     Income Tax Expense. Our effective income tax rates for the three months ended June 30, 2006 and 2005 were 41% and 41%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
     The following table sets forth certain historical operating results (in millions):

	Six Months Ended June 30,
	2006		2005		Change
	$	%	$	%	$	%

Revenue	$36.0	100.0	$40.5	100.0	($4.5)	(11.1)
Cost of revenue	20.8	57.8	23.1	57.0	(2.3)	(10.0)

Gross margin	15.2	42.2	17.4	43.0	(2.2)	(12.6)
Selling, general and administrative expenses	11.4	31.7	11.8	29.1	(0.4)	(3.4)

Operating income	3.7	10.3	5.6	13.8	(1.9)	(33.9)
Interest income	0.4	1.1	0.2	0.5	0.2	100.0
Income tax expense	1.7	4.7	2.1	5.2	(0.4)	(19.0)

Net income	$2.5	6.9	$3.7	9.1	($1.2)	(32.4)

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Revenue. Revenue decreased $4.5 million, or 11%, to $36.0 million for the six months ended June 30, 2006 compared to $40.5 million for the same period of the prior year. The decrease in our revenue was realized in our traditional aerospace and defense market. The decline in our aerospace and defense market was due primarily to a client who is experiencing budget pressure on one of their programs. This program contributed $1.6 million and $6.8 million or 4% and 17% of total revenue for the six months ended June 30, 2006 and 2005, respectively. Total aerospace and defense revenue declined by $4.2 million or 14% to $26.4 million compared to $30.1 million during the six months ended June 30, 2006 and 2005, respectively. Our non-aerospace and defense revenue declined by $282,000 or 3% to $9.6 for the six months ended June 30, 2006 compared to $9.9 million during the same period of the prior year. The decrease in our non-aerospace and defense revenue was due primarily to one client who temporarily reduced our service levels due to their internal budget pressures. We expect to increase our service levels to this one client towards the end of the third quarter calendar quarter of 2006 as the customer enters their new fiscal year.
     The percentage of revenues from competition management and program services was 65% and 35% for the six months ended June 30, 2006, respectively, compared to 55% and 45% for the same period of the prior year. The percentage of revenue coming from our aerospace and defense clients was 73% and 74% for the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, we were engaged by thirteen new customers who accounted for 3% of our total revenue. This compares to fifteen new customers which accounted for 4% of our total revenue during the same period of the prior year.
     Gross Margin. Gross margin decreased $2.2 million, or 13%, to $15.2 million for the six months ended June 30, 2006 compared to $17.4 million for the same period of the prior year. The decrease in gross margin dollars is due to the decrease in sales as discussed above and the decrease in gross margin as a percentage of revenue. As a percentage of revenue, gross margin decreased to 42% for the six months ended June 30, 2006 compared to 43% for the same period of the prior year. The decline was due to increased wages, benefit and travel expenses offset by an increase in the level of success fees earned. We recorded success fees of $807,000 and $565,000 for the six months ended June 30, 2006 and 2005, respectively. We expect the gross margins to be between 41% and 42% for fiscal year 2006.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, stock-based compensation expense, professional services and other general corporate activities. As a result of adopting Statement 123(R) and the recording of stock-based compensation expense related to the restatement discussed in footnote 2, we recorded stock-based compensation expense of $629,000 and $2.2 million during the six months ended June 30, 2006 and 2005, respectively. Excluding stock-based compensation expense, selling, general and administrative expenses increased $1.3 million or 14% during the six months ended June 30, 2006 compared to the same period of the prior year. With the creation of Practice Leader functions in late

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
calendar year 2005, which have the responsibility to create new service solutions and enhance our overall service offerings, we incurred planned expenses of approximately $750,000 during the six months ended June 30, 2006. No similar function existed during the six months ended June 30, 2005. Our general operating expenses increased by approximately $125,000 including $100,000 in depreciation expense primarily related to the deployment of our Enterprise Resource Planning (ERP) software in June 2006. Lastly, we recorded $425,000 in non-routine expenses including $225,000 related to the restatement discussed in footnote 2, and approximately $200,000 related to the post implementation costs of our new ERP system which went live in June 2006.
     Operating Income. Operating income decreased $1.9 million, or 34% to $3.7 million for the six months ended June 30, 2006, compared to $5.6 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 10% for the six months ended June 30, 2006, as compared to 14% for the same period of the prior year. Operating income primarily decreased due to the increase in sales and gross profit offset by the planned increase in selling, general and administrative expenses, as discussed above.
     Income Tax Expense. Our effective income tax rates for the six months ended June 30, 2006 and 2005 were 41% and 36%, respectively. In the first quarter ended March 31, 2005, we completed and filed our federal and state income tax returns for the calendar year ended December 31, 2004. Based on the income tax returns filed, we recorded an adjustment to its effective tax rate in the first quarter of 2005 resulting in a reduction of income tax expense of approximately $208,000, or $0.01 per diluted share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Capital Resources and Liquidity
     Our working capital decreased to $28.1 million at June 30, 2006 from $32.8 million at December 31, 2005. In addition, our cash and cash equivalents plus investments decreased to $15.8 million at June 30, 2006, from $24.1 million at December 31, 2005. The decrease in cash and cash equivalents plus investments was due to the share buyback activity in which the Company repurchased $7.3 million of common shares during the six months ended June 30, 2006. The reduction was also due to the increase in the number of days sales outstanding discussed below. Cash flows from operating activities of continuing operations provided $30,000 during the six months ended June 30, 2006, compared to $5.6 million for the same period during the prior year. The decrease in our cash flows from operating activities is due primarily to the increase in our days sales outstanding, the timing of our payroll cycles, and the difference in tax benefits from stock-based compensation.
     The change in accounts receivable was due primarily to the timing of cash receipts related to one of our largest customers. As significant portion of the past due balance as of June 30, 2006 was collected in July 2006. At June 30, 2006, our day’s sales outstanding (DSO) was 63 days compared to our historical average of 65 days.
     For the remaining fiscal year 2006, we plan to use approximately $500,000 of cash on hand to implement two additional modules to our existing Enterprise Resource Planning Software.
     In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. In April and October 2005, the Company’s Board of Directors authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million. In January 2006, the Company’s Board of Directors authorized an increase of an additional $10.0 million increasing the total authorization to repurchase the Company’s common stock to $30.0 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan are cancelled. For the six months ended June 30, 2006 and 2005, the Company repurchased 1,153,900 shares at a total cost of $7.3 million and 424,995 shares at a total cost of $3.4 million, respectively. Since the inception of the share repurchase plan, the Company has repurchased 2,967,066 shares at a total cost of $21.9 million. Share repurchases are being completed with cash on hand.
     The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restrict the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $3.0 million without the prior written approval of the lender. At June 30, 2006, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and $9.9 million was available.
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
     Our competition management and program services services business depends substantially on U.S. Government expenditures for defense products. Any decline in the future defense, information technology or homeland security procurement expenditures could affect the opportunities available to our clients and, indirectly, our business. A number of factors could contribute to such a decline in opportunities, including:
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
     We derive a significant portion of revenue from continuing operations from a relatively limited number of clients. Our seven largest customers accounted for 80% and 84% of our revenue for 2005 and 2004, respectively. Clients typically retain our services as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate the engagement at any time without a significant penalty. Moreover, there can be no assurance that existing clients will continue to engage us for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect our business, financial condition and results of operations. In addition, the level of services required by an individual client may diminish over the life of the relationship, and there can be no assurance we will be successful in establishing relationships with new clients as this occurs.
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

Item 1A. Risk Factors (continued)
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
     Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and June 30, 2006, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:
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

Item 1A.Risk Factors (continued)
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
     At June 30, 2006, Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 18% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions. Our board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities
     Issuer Purchases of Equity Securities
     Information about securities purchased under the Company’s share repurchase program is incorporated by reference to Note 7 to the condensed consolidated financial statements.

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of a	Shares That
	Total Number	Average	Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased
Period	Purchased	Per Share	Plan	Under The Plan

Beginning balance	1,813,166	$8.10	1,813,166	$5,317,099
January 1, 2006 to January 31, 2006	—	—	—	15,317,099
February 1, 2006 to February 28, 2006	1,700	6.93	1,814,866	15,305,320
March 1, 2006 to March 31, 2006	204,100	6.67	2,018,966	13,944,395
April 1, 2006 to April 30, 2006	199,800	6.41	2,218,766	12,663,859
May 1, 2006 to May 31, 2006	575,600	6.21	2,794,366	9,092,096
June 1, 2006 to June 30, 2006	172,700	6.00	2,967,066	8,056,006

Total	2,967,066	$7.40	2,967,066	$8,056,006

     Information about securities authorized for issuance under the Company’s equity compensation plans is incorporated by reference to Note 4 to the condensed consolidated financial statements.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders was held on June 6 and June 20, 2006.

(b)	Elected all of our Directors:

William C. Bowes, J. Christopher Lewis, Dwight L. Hanger, Steven S. Myers, Joseph B. Reagan, Robert Rodin, John P. Stenbit and Robert J. Untracht.

Item 4. Submission of Matters to a Vote of Security Holders (continued)
(c)(i) Election of eight directors as follows:

	For	Withheld
William C. Bowes	18,133,906	711,378
J. Christopher Lewis	18,435,087	410,197
Dwight L. Hanger	18,141,856	703,428
Steven S. Myers	18,308,062	537,222
Joseph B. Reagan	17,414,409	1,430,875
Robert Rodin	18,435,087	410,197
John P. Stenbit	18,138,718	706,566
Robert J. Untracht	18,141,856	703,428
(c)(ii)To approve the amendment to the Amended & Restated Employee Stock Purchase Plan.

For: 14,986,112	Against: 468,558	Abstain: 14,341
Broker Non-Vote: 3,376,273
(c)(iii) To approve the reincorporation from California to Delaware.

For: 10,020,626	Against: 5,445,889	Abstain: 2,496
Broker Non-Vote: 3,376,273
Item 5. Other Information
     The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s Chairman and Chief Executive Officer. The lease rate was determined through a review of prevailing market rates for such services. During the three and six months ended June 30, 2006 and 2005, the Company recorded an expense of $27,000, $89,000, $15,000 and $35,000 respectively. The expense is included in selling, general and administrative expenses.
     In August 2006, the Company will complete its reincorporation in Delaware under the name “SM&A Wins Corporation.” The Company will continue to do business as SM&A.

     Item 6. Exhibits
INDEX TO EXHIBITS
(Numbered in accordance with item 601 of Regulation S-K)

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (1)

2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation. (2)

3.1	Amended and Restated Articles of Incorporation. (3)

3.2	Amended and Restated Bylaws of the Registrant. (4)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (5)

10.2	Second Amended and Restated Equity Incentive Plan. (6)

10.3	Amended and Restated Employee Stock Purchase Plan. (7)

10.4	Office Facility Lease. (8)

10.5	Amendment No. 1 to Office Facility Lease. (9)

10.6	Employment Agreement of Steven S. Myers. (10)

10.7	Amendment No. 1 to Employment Agreement of Steven S. Myers. (11)

10.8	Amendment No. 2 to Employment Agreement of Steven S. Myers. (12)

10.9	Amendment No. 3 to Employment Agreement of Steven S. Myers. (13)

10.10	Amendment No. 4 to Employment Agreement of Steven S. Myers. (14)

10.11	Amendment No. 5 to Employment Agreement of Steven S. Myers. (15)

10.12	Amendment No. 6 to Employment Agreement of Steven S. Myers. (16)

10.13	Employment Agreement of Cathy L. Wood. (17)

10.14	Amendment No. 1 to Employment Agreement of Cathy L. Wood. (18)

10.15	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (19)

10.16	Amendment No. 3 to Employment Agreement of Cathy L. Wood. (20)

10.17	Amendment No. 4 to Employment Agreement of Cathy L. Wood. (21)

10.18	Amendment No. 5 to Employment Agreement of Cathy L. McCarthy (formerly Wood). (22)

10.19	Employment Agreement of Bennett C. Beaudry. (23)

10.20	Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (24)

10.21	Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (25)

10.22	Amendment No. 3 to Employment Agreement of Bennett C. Beaudry. (26)

10.23	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (27)

10.24	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (28)

10.25	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (29)

10.26	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (30)

10.27	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (31)

10.28	Renewal of Revolving Note dated April 29, 2005, executed by SM&A, in favor of City National Bank. (32)

Item 6. Exhibits (continued)

10.29	Renewal of Revolving Note dated April 24, 2006, executed by SM&A, in favor of City National Bank. (33)

10.30	Consultant Agreement of Bowes Enterprises. (34)

10.31	Consultant Agreement of Joseph B. Reagan. (35)

21.1	Subsidiaries of the Registrant. (36)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (37)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (38)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (39)
Footnote #

(1)	Filed on November 27, 2001as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Filed on December 14, 2001 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(3)	Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(4)	Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(5)	Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(6)	Filed on February 24, 2006, as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(7)	Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(8)	Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(9)	Filed on October 22, 2004 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(10)	Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(11)	Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(12)	Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(13)	Filed on March 11, 2003 as Exhibit10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)	Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(15)	Filed on October 22, 2004 as Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(16)	Filed on April 21, 2006 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(17)	Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(18)	Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(19)	Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(20)	Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(21)	Filed on October 22, 2004 as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(22)	Filed on April 21, 2006 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(23)	Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference

(24)	Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(25)	Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(26)	Filed on October 8, 2004 as Exhibit 99.1 to the registrant’s current Report on Form 8-K and incorporated herein by reference.

(27)	Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(28)	Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(29)	Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(30)	Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(31)	Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(32)	Filed on July 14, 2005 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(33)	Filed on May 15, 2006 as Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(34)	Filed on October 22, 2004 as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(35)	Filed on October 22, 2004 as Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(36)	Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(37)	Filed herewith.

(38)	Filed herewith.

(39)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A

(Registrant)

Dated: August 8, 2006	/s/ STEVE D. HANDY

Steve D. Handy
Senior Vice President, Chief Financial Officer and Secretary

Dated: August 8, 2006	/s/ STEVEN S. MYERS

Steven S. Myers
Chairman and Chief Executive Officer