Form 10-Q
period 2006-09-30
SM&A
filed 2006-11-07
CIK 1050031

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common Stock, no par value—18,732,209 shares outstanding as of September 30, 2006

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

SM&A

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	As Restated December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$15,158	$19,103
Investments	—	4,950
Accounts receivable, net	16,715	10,435
Prepaid expenses and other current assets	512	380
Prepaid income taxes	460	924
Deferred tax asset—current	201	319
Total current assets	33,046	36,111
Fixed assets, net	3,213	2,571
Deferred tax asset	264	—
Other assets	53	60
	$36,576	$38,742

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$999	$762
Accrued compensation and related benefits	3,064	2,129
Net liabilities of discontinued operations	130	396
Total current liabilities	4,193	3,287
Deferred income taxes	—	56
Other liabilities	554	539
Total liabilities	4,747	3,882

Commitments and contingencies

Shareholders’ equity:
Preferred stock	—	—
Common stock, no par value	40,218	46,126
Accumulated deficit	(8,389)	(11,266
Total shareholders’ equity	31,829	34,860
	$36,576	$38,742

See accompanying notes to condensed consolidated financial statements

SM&A

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	As Restated 2005	2006	As Restated 2005

Revenue	$17,025	$19,678	$53,017	$60,184
Cost of revenue	10,645	11,471	31,487	34,577
Gross margin	6,380	8,207	21,530	25,607

Selling, general and administrative expenses	5,859	4,438	17,272	16,241
Operating income	521	3,769	4,258	9,366

Interest income, net	158	158	602	361
Income before income taxes	679	3,927	4,860	9,727

Income tax expense	261	1,369	1,983	3,442

Net income	$418	$2,558	$2,877	$6,285

Net income per share:
Basic	$0.02	$0.13	$0.15	$0.31
Diluted	$0.02	$0.12	$0.15	$0.30

Shares used in calculating net income per share:
Basic	18,730	20,432	19,235	20,356
Diluted	18,910	20,870	19,419	20,942

See accompanying notes to condensed consolidated financial statements.

SM&A

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2006	As Restated 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,877	$6,285
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	639	449
Deferred income taxes	(202)	383
Excess tax benefits from stock-based compensation	—	1,643
Stock-based compensation expense	942	1,346
Changes in operating assets and liabilities:
Accounts receivable	(6,280)	(2,275)
Prepaid expenses and other assets	(125)	(467)
Prepaid income taxes	464	—
Accounts payable	237	(300)
Accrued compensation and related benefits	935	2,054
Income taxes payable	—	(126)
Other liabilities	15	358
Net cash (used in) provided by operating activities	(498)	9,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of marketable securities	4,950	—
Purchases of fixed assets	(1,281)	(1,743)
Net cash provided by (used in) investing activities	3,669	(1,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	409	1,638
Excess tax benefits from stock-based compensation	3	—
Payment for repurchase of shares	(7,262)	(3,675)
Net cash used in financing activities	(6,850)	(2,037)

Net (decrease) increase in cash and cash equivalents from continuing operations	(3,679)	5,570
Net cash used in discontinued operations by operating activities	(266)	(305)
Net (decrease) increase in cash and cash equivalents	(3,945)	5,265
Cash and cash equivalents at beginning of period	19,103	22,148
Cash and cash equivalents at end of period	$15,158	$27,413

See accompanying notes to condensed consolidated financial statements

SM&A

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2006 and 2005

(UNAUDITED)

Note 1.         Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at September 30, 2006, the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005.  Comprehensive income is equivalent to net income for the three and nine month periods ended September 30, 2006 and 2005, respectively.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles.  Therefore, these financial statements should be read in conjunction with our audited condensed consolidated financial statements and notes thereto for the year ended December 31, 2005, included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 15, 2006.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the de-recognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions.  The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 in 2007 and the Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet.  The Company will adopt SAB 108 as required in the fourth quarter of 2006 and does not expect the adoption of SAB 108 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not expect the adoption of the provisions of SFAS 157 will materially impact our financial position and results of operations.

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

Stock-Based Compensation.  On January 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), based on estimated fair values.  SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” for periods beginning in fiscal 2006.  In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R).  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006.  Under the modified prospective transition method, recognized compensation cost for the three and nine months ended September 30, 2006 includes 1) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R).  In accordance with the modified prospective method, the Company has not restated prior period results.

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

For the nine months ended September 30, 2006, three customers represented more than 10% of the Company’s revenue and accounts receivable.  As of September 30, 2006 and 2005, these three customers account for 58% and 54% of revenues and 57% and 50% of accounts receivable, respectively.

Note 2.         Restatement of Financial Statements

The Company’s condensed consolidated financial statements for the nine months ended September 30, 2005 have been restated to reflect a non-cash charge of $1.3 million, net of tax, in its consolidated statements of operations for additional compensation expense resulting from the accounting for certain share repurchase transactions.

Note 3.         Net Income Per Share

The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Denominator for basic income per share: weighted average shares outstanding during the period	18,730	20,432	19,235	20,356
Incremental shares attributable to dilutive outstanding stock options	180	438	184	586
Denominator for diluted income per share:	18,910	20,870	19,419	20,942

Anti-dilutive shares excluded from the foregoing reconciliation are 1,384,952, 487,600, 1,320,250 and 537,252 for the three and nine months ended September 30, 2006 and 2005, respectively.

Note 4.         Investments in Marketable Securities

In November 2005, the Company purchased short-term state issued securities for $5.0 million.  In September 2006, the Company disposed of its marketable securities.  There were no realized gains or losses upon disposal.  As of September 30, 2006, our interest income was approximately $97,000.

Note 5.         Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123(R).  Prior to the adoption of SFAS 123(R), the Company provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”  The Company did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) as the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine months ended September 30, 2005 would have been (in thousands except for per share information):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$2,558	$6,285
Stock-based compensation expense related to share buyback of $2.2 million, net of tax	—	1,346
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(300)	(2,827)
Tax benefit	123	1,159
Total stock-based employee compensation expense, net of tax	(177)	(1,668)
Pro forma net income	$2,381	$5,963

Net income per share:
Basic — as reported	$0.13	$0.31
Basic — pro forma	$0.12	$0.29
Diluted — as reported	$0.12	$0.30
Diluted — pro forma	$0.11	$0.28

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock price volatility	77.75%	85.82%	77.14%	88.80%
Risk-free interest rate	4.66%	3.54%	4.86%	3.89%
Expected life (in years)	3.21	3.03	3.13	3.21
Forfeiture rate	11.81%	13.04%	12.19%	11.33%
Stock dividend yield	N/A	N/A	N/A	N/A
Weighted-average fair value per option granted	$3.50	$5.00	$4.20	$5.02

The following table summarizes stock option activity for the nine months ended September 30, 2006.

	Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value of Options Granted	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,538,898	$7.56
Granted	263,618	7.41	$4.20
Exercised	(6,750)	1.49
Cancelled, Forfeited or Expired	(42,500)	9.17
Outstanding at September 30, 2006	1,753,266	7.52		$13,192,000
Exercisable at September 30, 2006	1,103,640	$7.40		$8,169,000

At September 30, 2006, there was $2.4 million of total unrecognized compensation cost related to unvested awards which will be amortized to expense over the weighted-average period of 4.0 years.

Note 6.         Revolving Line of Credit

                The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum.  The revolving credit agreement is renewable annually on April 30th of each year.  Borrowings under the revolving credit agreement are unsecured.  The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement).  The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $3.0 million without the prior written approval of the lender.  At September 30, 2006, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and $9.9 million was available.

Note 7.         Income Taxes

The Company’s effective income tax rates for the three and nine months ended September 30, 2006 and 2005 were 39%, 35%, 41% and 35%, respectively.  During 2005, the Company recorded a reduction of income tax expense of approximately $160,000, which related to the reduction of a federal income tax liability that was reversed due to the expiration of a statute of limitations.

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

The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors.  The share repurchase plan may be suspended or discontinued at any time.  Shares repurchased under the plan are cancelled.  For the nine months ended September 30, 2006 and 2005, the Company repurchased 1,153,900 shares at a total cost of $7.3 million and 446,995 shares at a total cost of $3.7 million, respectively.  Since the inception of the share repurchase plan, the Company has repurchased 2,967,066 shares at a total cost of $21.9 million.  The Company currently has approximately $8.1 million remaining in share repurchase authorization.

Note 9.         Related Parties

The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s Chairman and Chief Executive Officer.  The lease rate was determined through a review of prevailing market rates for such services.  During the three and nine months ended September 30, 2006 and 2005, the Company recorded an expense of $60,000, $48,000, $149,000 and $124,000, respectively.  The expense is included in selling, general and administrative expenses.

Note 10.      Discontinued Operations

Prior to fiscal year 2003, the Company sold and dissolved two of its business segments.  The balance accrued at September 30, 2006 of $130,000 represents the remaining office lease commitments, net of subleases, over the remaining terms of the leases.  During the nine months ended September 30, 2006, the Company paid $266,000 net of sublease receipts, related to the leased property.

Note 11.      Commitment and Contingencies

The Company entered into employment agreements with its Chairman and Chief Executive Officer and its President and Chief Operating Officer and into benefit agreements with other executives of the Company (collectively “Agreements”).  Under the terms of each of the Agreements, the Company may be obligated to pay a severance payment ranging from nine months to two years of the respective employee’s base salary, depending on the date of termination, if the employment is terminated by the Company without cause.  In addition, the Agreements have a change of control provisions that may require the Company to pay up to twelve months of current annual base salary and up to eighteen months of health and life insurance benefits.

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

Results of Operations

The following table sets forth certain historical operating results (in millions):

	Three Months Ended September 30,
	2006		2005		Change
	$	%	$	%	$	%
Revenue	$17.0	100.0	$19.7	100.0	($2.7)	(13.7)
Cost of revenue	10.6	62.4	11.5	58.4	(0.9)	(7.8)
Gross margin	6.4	37.6	8.2	41.6	(1.8)	(22.0)
Selling, general and administrative expenses	5.9	34.7	4.4	22.3	1.5	34.1
Operating income	0.5	2.9	3.8	19.3	(3.3)	(86.8)
Interest income, net	0.2	1.2	0.2	1.0	—	—
Income tax expense	0.3	1.8	1.4	7.1	(1.1)	(78.6)
Net income	$0.4	2.4	$2.6	13.2	($2.2)	(84.6)

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue.  Revenue decreased $2.7 million, or 14%, to $17.0 million for the three months ended September 30, 2006 compared to $19.7 million for the same period of the prior year.  The decrease in our revenue was realized in our non- aerospace and defense business and due primarily to one client who reduced our service levels due to their internal budget pressures.  We have increased our service levels with this client at the end of this quarter as the customer entered their new fiscal year.  This reduction accounted for a decrease of $1.8 million compared to the same period of the prior year.  Total non-aerospace and defense revenue declined $2.1 million, or 33% to $4.3 million as compared to $6.5 million for the same period of the prior year.  Total aerospace and defense revenue declined 4% to $12.7 million compared to $13.2 million during the three months ended September 30, 2006 and 2005, respectively.

The percentage of revenues from competition management and program services was 58% and 42% for the three months ended September 30, 2006, respectively, compared to 60% and 40% for the same period of the prior year.  The percentage of revenue coming from our aerospace and defense clients was 74% and 67% for the three months ended September 30, 2006 and 2005, respectively.  During the three months ended September 30, 2006, we were engaged by five new customers who accounted for 4% of our total revenue.  This compares to five new customers which accounted for 1% of our total revenue during the same period of the prior year.

Gross Margin. Gross margin decreased $1.8 million, or 22%, to $6.4 million for the three months ended September 30, 2006 compared to $8.2 million for the same period of the prior year.  The decrease in gross margin dollars is due to the decrease in sales as discussed above and a decrease in gross margin as a percentage of revenue.  As a percentage of revenue, gross margin decreased to 38% for the three months ended September 30, 2006 compared to 42% for the same period of the prior year.  The decease was due to three factors.  First, we recorded success fees of $103,000 and $169,000 for the three months ended September 30, 2006 and 2005, respectively.  Second, we realized a planned increase in our sales compensation expense as a percentage of revenue triggered by Account Executives that had exceeded their annual sales goals; and third, we are evaluating a pricing structure in which we reduce our competition management service rates in lieu of extended Program Service revenue on the program if awarded.  Excluding these three items, our gross margins would have been consistent with our historical levels of more than 40%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, stock-based compensation expense, professional services and other general corporate activities.  As a result of adopting Statement 123(R) we recorded stock-based compensation expense of $313,000 during the three months ended September 30, 2006.  No stock compensation expense was recorded for the three months ended September 30, 2005.  Excluding stock-based compensation expense, selling, general and administrative expenses increased $1.2 million or 27% during the three months ended September 30, 2006 compared to the same period of the prior year.  With the creation of Practice Leader functions in late calendar year 2005, which have the responsibility to create new service solutions and enhance our overall service offerings, we incurred planned expenses of approximately $600,000 during the three months ended September 30, 2006.  No similar function existed during the three months ended September 30, 2005.  Our sales and marketing expenses increased by $260,000 due to increased travel and sales support expenses.  Our general operating expenses increased by approximately $360,000 including $92,000 in depreciation expense and approximately $160,000 in non-routine expenses related to the post implementation costs of our new ERP system which went live in June 2006.  The post implementation professional services expenses ceased as of September 30, 2006.

Operating Income.  Operating income decreased $3.3 million, or 87%, to $521,000 for the three months ended September 30, 2006 compared to $3.8 million for the same period of the prior year.  The decrease in operating income was due to decrease in sales, gross margin, and increased selling, general and administrative expenses discussed above.  As a percentage of revenue, operating income decreased to 3% for the three months ended September 30, 2006, as compared to 19% for the same period of the prior year.

Income Tax Expense.  Our effective income tax rates for the three months ended September 30, 2006 and 2005 were 39% and 35%, respectively.

Results of Operations

The following table sets forth certain historical operating results (in millions):

	Nine Months Ended September 30,
	2006		2005		Change
	$	%	$	%	$	%
Revenue	$53.0	100.0	$60.2	100.0	($7.2)	(12.0)
Cost of revenue	31.5	59.4	34.6	57.5	(3.1)	(9.0)
Gross margin	21.5	40.6	25.6	42.5	(4.1)	(16.0)
Selling, general and administrative expenses	17.3	32.6	16.2	26.9	1.1	6.8
Operating income	4.2	7.9	9.4	15.6	(5.2)	(55.3)
Interest income, net	0.6	1.1	0.3	0.5	0.3	100.0
Income tax expense	2.0	3.8	3.4	5.6	(1.4)	(41.2)
Net income	$2.8	5.3	$6.3	10.5	($3.5)	(55.6)

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue.  Revenue decreased $7.2 million, or 12%, to $53.0 million for the nine months ended September 30, 2006 compared to $60.2 million for the same period of the prior year.  Total aerospace and defense revenue declined by $4.8 million or 11% to $39.0 million compared to $43.8 million during the nine months ended September 30, 2006 and 2005, respectively.  This decline was due primarily to a client who is experiencing budget pressure on one of their programs.  This program contributed $2.2 million and $9.3 million or 4% and 15% of total revenue for the nine months ended September 30, 2006 and 2005, respectively.  Our non-aerospace and defense revenue declined by $2.4 million, or 15%, to $14.0 million for the nine months ended September 30, 2006 compared to $16.4 million during the same period of the prior year.  The decrease was due primarily to one client who temporarily reduced our service levels due to their internal budget pressures.  This reduction accounted for a decrease of $2.8 million compared to the same period of the prior year.  We have increased our service levels with this client at the end of this quarter as the customer entered their new fiscal year.

The percentage of revenues from competition management and program services was 62% and 38% for the nine months ended September 30, 2006, respectively, compared to 56% and 44% for the same period of the prior year.  The percentage of revenue coming from our aerospace and defense clients was 74% and 73% for the nine months ended September 30, 2006 and 2005, respectively.  During the nine months ended September 30, 2006, we were engaged by 18 new customers who accounted for 5% of our total revenue.  This compares to 20 new customers which accounted for 7% of our total revenue during the same period of the prior year.

Gross Margin. Gross margin decreased $4.1 million, or 16%, to $21.5 million for the nine months ended September 30, 2006 compared to $25.6 million for the same period of the prior year.  The decrease in gross margin dollars is due to the decrease in sales as discussed above and the decrease in gross margin as a percentage of revenue.  As a percentage of revenue, gross margin decreased to 41% for the nine months ended September 30, 2006 compared to 43% for the same period of the prior year.  The decline was due to increased wages, benefit, commission and travel expenses offset by an increase in the level of success fees earned. We recorded success fees of $910,000 and $734,000 for the nine months ended September 30, 2006 and 2005, respectively.  We expect the gross margins to be approximately 40% for fiscal year 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, stock-based compensation expense, professional services and other general corporate activities.  As a result of adopting Statement 123(R) and the recording of stock-based compensation expense related to the restatement discussed in footnote 2, we recorded stock-based compensation expense of $942,000 and $2.2 million during the nine months ended September 30, 2006 and 2005, respectively.  Excluding stock-based compensation expense, selling, general and administrative expenses increased $2.4 million or 17% during the nine months ended September 30, 2006 compared to the same period of the prior year.  With the creation of Practice Leader functions in late calendar year 2005, which have the responsibility to create new service solutions that enhance our overall service offerings, we incurred planned expenses of approximately $1.3 million during the nine months ended September 30, 2006.  No similar function existed during the nine months ended September 30, 2005.

Our general operating expenses increased by approximately $1.1 million including $190,000 in depreciation expense and $585,000 in non-routine expenses including $225,000 related to the restatement discussed in footnote 2, and approximately $360,000 related to the post implementation costs of our new ERP system which went live in June 2006.  The post implementation professional services expenses ceased as of September 30, 2006.   The remaining increase in general operating expenses of approximately $330,000 was due to increased travel, employee benefits, director compensation offset by a decrease in royalties that expired in calendar year 2005

Operating Income.  Operating income decreased $5.2 million, or 55% to $4.2 million for the nine months ended September 30, 2006, compared to $9.4 million for the same period of the prior year.  As a percentage of revenue, operating income decreased to 8% for the nine months ended September 30, 2006, as compared to 16% for the same period of the prior year.  Operating income primarily decreased due to the increase in sales and gross profit offset by the planned increase in selling, general and administrative expenses, as discussed above.

Income Tax Expense.  Our effective income tax rates for the nine months ended September 30, 2006 and 2005 were 41% and 35%, respectively.  During 2005, the Company recorded a reduction of income tax expense of approximately $160,000, which related to the reduction of a federal income tax liability that was reversed due to the expiration of a statute of limitations.

Capital Resources and Liquidity

Our working capital decreased to $28.9 million at September 30, 2006 from $32.8 million at December 31, 2005.  In addition, our cash and cash equivalents plus investments decreased to $15.2 million at September 30, 2006, from $24.1 million at December 31, 2005.  The decrease in cash and cash equivalents plus investments was due to the share buyback activity in which the Company repurchased $7.3 million of common shares during the nine months ended September 30, 2006.  The reduction was also due to the increase in the number of days sales outstanding discussed below.  Cash flows from operating activities of continuing operations used $498,000 during the nine months ended September 30, 2006, compared to the $9.4 million provided for the same period during the prior year.  The decrease in our cash flows from operating activities is due primarily to the increase in our day’s sales outstanding, the timing of our payroll cycles, and the difference in tax benefits from stock-based compensation.

The change in accounts receivable was due primarily to the timing of cash receipts related to one of our largest customers.  As significant portion of the past due balance as of September 30, 2006 was collected in October 2006.  At September 30, 2006, our day’s sales outstanding (DSO) is consistent with our historical average of 68 days.

For the remaining fiscal year 2006, we plan to use approximately $500,000 of cash on hand to implement two additional modules to our existing Enterprise Resource Planning Software.  We expect the implementation of the Enterprise Resource Planning Software to conclude at the end of this fiscal year.

In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock.  In April and October 2005, the Company’s Board of Directors authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million.  In January 2006, the Company’s Board of Directors authorized an increase of an additional $10.0 million increasing the total authorization to repurchase the Company’s common stock to $30.0 million.  The Company intends to repurchase shares from time to time, at prevailing prices, in the open market.  The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors.  The share repurchase plan may be suspended or discontinued at any time.  Shares repurchased under the plan are cancelled.  For the nine months ended September 30, 2006 and 2005, the Company repurchased 1,153,900 shares at a total cost of $7.3 million and 446,995 shares at a total cost of $3.7 million, respectively.  Since the inception of the share repurchase plan, the Company has repurchased 2,967,066 shares at a total cost of $21.9 million.  Share repurchases are being completed with cash on hand.  The Company currently has approximately $8.1 million remaining in share repurchase authorization.

The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum.  The revolving credit agreement is renewable annually on April 30th of each year.  Borrowings under the revolving credit agreement are unsecured.  The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement).  The agreement also contains certain negative covenants which, among other things, restrict the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $3.0 million without the prior written approval of the lender.  At September 30, 2006, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and $9.9 million was available.

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

Our competition management and program services business depends substantially on U.S. Government expenditures for defense products.  Any decline in the future defense, information technology or homeland security procurement expenditures could affect the opportunities available to our clients and, indirectly, our business. A number of factors could contribute to such a decline in opportunities, including:

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

Our success is highly dependent upon the efforts, abilities, and business generation capabilities and project execution of our strategic account managers and account executives.  The loss of the services on these individuals, for any reason, could materially and adversely affect our business, operating results and financial condition.

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

Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and September 30, 2006, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

•                  The announcement of proposed acquisitions and dispositions; and

•                  The repurchase of common shares under the share repurchase plan.

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

At September 30, 2006, Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 17% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of shareholders.  This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass shareholder resolutions and control our actions.  Our board of directors is currently comprised entirely of individuals nominated with the approval of Mr. Myers.

Item 2.        Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Issuer Purchases of Equity Securities

Information about securities purchased under the Company’s share repurchase program is incorporated by reference to Note 8 to the condensed consolidated financial statements.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
Beginning balance	1,813,166	$8.10	1,813,166	$5,317,099
January 1, 2006 to January 31, 2006	—	—	—	15,317,099
February 1, 2006 to February 28, 2006	1,700	6.93	1,814,866	15,305,320
March 1, 2006 to March 31, 2006	204,100	6.67	2,018,966	13,944,395
April 1, 2006 to April 30, 2006	199,800	6.41	2,218,766	12,663,859
May 1, 2006 to May 31, 2006	575,600	6.21	2,794,366	9,092,096
June 1, 2006 to June 30, 2006	172,700	6.00	2,967,066	8,056,006
July 1, 2006 to July 31, 2006	—	—	—	8,056,006
August 1, 2006 to August 31, 2006	—	—	—	8,056,006
September 1, 2006 to September 30, 2006	—	—	—	8,056,006
Total	2,967,066	$7.40	2,967,066	$8,056,006

Item 3.            Defaults Upon Senior Securities

Not Applicable.

Item 4.            Submission of Matters to a Vote of Security Holders

As of September 30, 2006, the Company is in the process of reincorporating in Delaware under the name “SM&A.”  The Company will continue to do business as SM&A.

Item 5.        Other Information

The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s Chairman and Chief Executive Officer.  The lease rate was determined through a review of prevailing market rates for such services.  During the three and nine months ended September 30, 2006 and 2005, the Company recorded an expense of $60,000, $48,000, $149,000 and $124,000 respectively.  The expense is included in selling, general and administrative expenses.

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

10.15                     Amendment No. 2 to Employment Agreement of Cathy L. Wood. (19)

10.16                     Amendment No. 3 to Employment Agreement of Cathy L. Wood. (20)

10.17                     Amendment No. 4 to Employment Agreement of Cathy L. Wood. (21)

10.18                     Amendment No. 5 to Employment Agreement of Cathy L. McCarthy (formerly Wood). (22)

10.19                     Amendment No. 6 to Employment Agreement of Cathy L. McCarthy. (23)

10.20                     Employment Agreement of Bennett C. Beaudry. (24)

10.21                     Amendment No. 1 to Employment Agreement of Bennett C. Beaudry. (25)

10.22                     Amendment No. 2 to Employment Agreement of Bennett C. Beaudry. (26)

10.23                     Amendment No. 3 to Employment Agreement of Bennett C. Beaudry. (27)

10.24                     Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (28)

10.25                     Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (29)

10.26                     Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (30)

10.27                     Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (31)

10.28                     Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (32)

10.29                     Renewal of Revolving Note dated April 29, 2005, executed by SM&A, in favor of City National Bank. (33)

10.30                     Renewal of Revolving Note dated April 24, 2006, executed by SM&A, in favor of City National Bank. (34)

10.31                     Consultant Agreement of Bowes Enterprises. (35)

10.32                     Consultant Agreement of Joseph B. Reagan. (36)

21.1                           Subsidiaries of the Registrant. (37)

31.1                           Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (38)

31.2                           Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (39)

32                                    Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (40)

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

(23)       Filed on August 23, 2006 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(24)       Filed on November 4, 2002 as Exhibit 10.11 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference

(25)       Filed on March 11, 2003 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(26)       Filed on February 6, 2004 as Exhibit 10.15 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(27)       Filed on October 8, 2004 as Exhibit 99.1 to the registrant’s current Report on Form 8-K and incorporated herein by reference.

(28)       Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(29)       Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(30)       Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(31)       Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(32)       Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(33)       Filed on July 14, 2005 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(34)       Filed on May 15, 2006 as Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(35)       Filed on October 22, 2004 as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(36)       Filed on October 22, 2004 as Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(37)       Filed on March 11, 2003 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(38)       Filed herewith.

(39)       Filed herewith.

(40)       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A
(Registrant)
Dated: November 7, 2006	/s/ STEVE D. HANDY
Steve D. Handy
Senior Vice President, Chief Financial Officer and Secretary
Dated: November 7, 2006	/s/ STEVEN S. MYERS
Steven S. Myers
Chairman and Chief Executive Officer