Form 10-K
period 2006-12-31
SM&A
filed 2007-03-14
CIK 1050031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-23585

SM&A

(Exact name of registrant as specified in its charter)

Delaware	33-0080929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, 8th Floor, Newport Beach, CA	92660	(949) 975-1550
(Address of principal executive offices)	(Zip Code)	(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $68,413,202 as of June 30, 2006.

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, 18,392,260 shares outstanding at January 31, 2007. Preferred Stock, no shares issued or outstanding at January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2007 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

FORM 10-K

For the Year Ended December 31, 2006

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
31.1	Certification of Chief Executive Officer under Section 302
31.2	Certification of Chief Financial Officer under Section 302
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “Risk Factors” under Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 13-15. Because of these and other factors that may affect SM&A’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

PART I

ITEM 1—BUSINESS

As used in this report, “SM&A,” “the Company”, “we,” “our” and similar terms include SM&A and its subsidiaries, unless the context indicates otherwise.

Overview—Development of Business

SM&A is the world’s leading provider of Competition Management (business capture and proposal development) services, and a leading provider of Program Services (post-award risk mitigation and profit maximizing) services. Under these two service lines, our approximately 330 employees and consultants provide strategy, proposal management, program management, systems engineering, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, systems integration/information technology, and engineering sectors.

We were founded as a California corporation in 1982 and reincorporated in the state of Delaware in 2006. After sixteen years of consistent revenue and profit growth, we completed an initial public offering in January 1998 and embarked on an acquisition program to broaden our service and product offerings. Due to the underperformance of the acquired businesses during 2000 and 2001, we discontinued, liquidated or sold all of the acquired businesses and, in early 2002, retired our debt.

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

Competition Management.   Represents consulting services which provide project leadership to help our clients strategically position themselves, identify business opportunities, and formulate and prepare competitive bids. We are the largest provider of Competition Management services in the world; and

Program Services.   Represents consulting services that assist our clients in keeping their programs on schedule and under budget while increasing their probability of successful program delivery.

Competition Management

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

The following provides some description of the types of services we deliver in support of Competition Management

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

Program Services

Program Services comprise all aspects of successful program delivery. Since past performance (i.e., a company’s contract performance) is a large part of the graded score in competitive federal procurements, our clients especially value our support in this area. Some notable programs for which we provided our services in 2006 include Accenture LTD’s U.S. Visit, The Boeing Company’s Future Combat Systems and Ground-based Midcourse Defense, Lockheed Martin Corporation’s Joint Strike Fighter, and The Raytheon Company’s Exo-atmospheric Kill Vehicle. The types of services we provide fall into two basic categories, Program Management Consulting and High Value Program Management Solutions. These two categories include:

Program Management Consulting

Leadership and Technical Services.   Our Leadership and Technical Services provide program management and systems engineering leadership to enhance our clients’ program performance. SM&A supports the needs of clients’ program teams that range from surge support when on-boarding a program, to mentoring inexperienced teams of more junior personnel. SM&A can provide the needed personnel for short periods or for the duration of the program.

Integrated Staffing™.   Integrated Staffing is uniquely positioned to serve our clients’ program support needs. As a division of SM&A, we bring industry knowledge and experience to the execution of complex, technically challenging programs. Our experience across all program phases from planning through execution, coupled with our client-focus and commitment, provide a strong foundation for success. Integrated Staffing offers program support skills critical to the startup, re-plan, or ongoing execution of programs: Systems Engineering, Project Management, Scheduling/Planning, and Business Specialists. Our Associates bring hands-on experience and integrate into client teams to contribute to program success starting from day one. We combine our experience with client processes and tools to accomplish program activities, at your direction and under your management.

High Value Program Management Solutions

AwardFee™.   Award fee is a contractual approach used by the buyer to motivate the contractor’s performance areas deemed critical to the program’s success (e.g. technical, logistics support, cost, and schedule) and is subjectively and quantitatively measured and evaluated. Our solution focuses resources according to the categories, weightings and criteria identified in the contract. Our approach is adapted from our Competition Management process to develop a winning strategy for each award fee evaluation period, improve program implementation, and ensure that every meeting, deliverable and customer communication reinforces the case for maximal award fee.

Milestone Success™.   The Milestone Success solution helps clients to properly complete Program Reviews and ensure that the program performs on-schedule, remains on-cost and operates at optimum levels. In addition, Milestone Success is designed to increase customer satisfaction through the clear communication of the program’s expectations and successes. Our solution provides a strategy-driven process implemented by highly skilled associates with extensive systems engineering and Technical Review experience.

Markets for Competition Management Services

We assist companies seeking to identify, win and implement new business. Since 1982, we have helped clients win contracts, a service that generated about 63% and 58% of our revenue in 2006 and 2005, respectively. Our major clients’ core businesses are in providing various defense and aerospace goods and services to the federal government and represent about 75% and 71% of our proposal management activity in 2006 and 2005, respectively. Our reputation in the market is based on our ability to help our clients win consistently. This reputation for winning provides us with an opportunity to provide new and existing clients with services beyond Competition Management.

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

Supporting Proposals in Response to Federal Procurements.   According to the Government Electronics and Information Technology Association (GEIA), the federal government will obligate approximately $165 billion in fiscal year 2007 to acquire goods and services from large prime contractors, of which approximately two-thirds to three-quarters will be obligated by the DoD. Federal spending of this nature is expected to remain level in 2007 and may continue at this rate for another two to three years due to resources constrained by the global war on terror, current operations in Iraq and Afghanistan, and current federal deficit pressures. A significant portion of these funds will be spent on information technology goods and services. Much of this procurement spending will be awarded competitively. Companies generally spend from $500,000 to $2 million to prepare a proposal for a must-win program. Federal law and policy encourages this spending and allows companies to seek reimbursement for about 50% of these expenses. Some portion of the money spent to bid on a program is often outsourced and it is this outsourcing for proposal services that represents the majority of our traditional source of revenue. Furthermore, the spending cited above is happening during a time of extreme demographic pressures in the defense and aerospace industry. The defense contractor workforce is retiring in record numbers—by 2010, it is projected that approximately 70,000 defense engineers within the aerospace workforce will become eligible for retirement (Source: Aviation Week & Space Technology, February 2007). To meet new demand and replace retiring workers, we believe the defense industry will have to hire about 255,000 knowledge workers through 2007. For this reason alone we can expect continued outsourcing demand from our clients. Finally, as part of our support to clients in leading the development of a competitive proposal, we often provide competitive strategy services and management consulting services.

Supporting Proposals in Response to State and Local Procurements.   According to the National Associate of State Budget Officers (December 2006), state and local governments will spend approximately $630 billion on goods and services in 2007. State and local service-based projects are generally smaller and less complex than federal projects, thus making the potential market for our services smaller in the state and local market than in the federal market. As with non-DoD federal procurements, the larger and more complex state and local procurements often involve information technology and we have provided significant support to our clients in assisting the creation of their proposals for state and local government contracts.

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

Factors Driving Growth in Competition Management Services

We believe the growth of the market for outsourced proposal management is dependent on a number of factors, including but not limited to:

An Increase in the Defense Spending Budget.   The defense budget is growing in some areas as the need for modernization of aging equipment becomes more pressing, and America’s war on terrorism continues. The latter factor will drive defense spending for the foreseeable future. Furthermore, while defense spending appears likely to increase for the next few years, it is important to understand the distinction between spending on ongoing operations and spending on new systems and research and development—the former type of spending is not as beneficial to us as it does not generally result in new competitive procurements.

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

A Decrease in Internal Competitive Proposal Capabilities of Client Community.   We believe that the internal proposal capabilities of the clients we have targeted for selling services to have decreased over the last several years due to fiscal pressures exerted on these companies. This trend is expected to accelerate as the pace of retirements within our client community peaks in the next five years creating additional opportunities for proposal related services.

Markets for Program Services

The access to key industry decision makers provided by the successful conclusion of a proposal often gives us the ability to provide Program Services to our clients. The early stages of a large or complex program are often the most critical. Our familiarity with the program, developed during the proposal phase, can compel our clients to hire us to ensure a rapid and successful program start. Services provided include systems engineering, program management, and project integration.

We offer our Program Services as a direct result of client requests to provide such services beginning in the mid-1990s. This service generated about 37% and 42% of our revenue in 2006 and 2005, respectively. The size of this market is in the billions of dollars annually, much of it in support of DoD prime contractors executing research, development, test and evaluation (RDT&E) contracts. According to DoD, in fiscal year 2006, $58 billion was in support of RDT&E programs (see: www.dod.mil/comptroller/defbudget/fy2006/fy2006_rl.xls). Typically, prime contractors subcontract between 40-70% of the work share on such efforts. NASA, the Department of Energy and large federal and state information technology programs provided added value to this market numbering in the billions of dollars annually.

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

As previously mentioned, our client base is under demographic pressures. Increased demand for goods and services for defense and homeland security purposes factored in with the accelerating pace of retirements in the industry indicates a shortfall of some 255,000 knowledge workers from 2003 through 2007. About half of this shortfall is due to retirements and half is due to increased demand. We primarily recruit new workers from the ranks of the best and brightest of the newly retired aerospace and information technology community. We believe the industry’s experienced personnel challenge is our opportunity. Further analysis can be found in the February 2007 issue of Aviation Week & Space Technology. The article Vanishing Act states, in part, “If current trends hold, the industry will be able to replace only about half of the military engineers that are expected to retire by 2010. And that doesn’t take into account the additional engineers that will be needed to accommodate even modest growth in U.S military spending. The bottom line: a potential shortfall of up to 90,000 defense engineers by 2010.” This issue is further exacerbated by the difficulty experienced by foreign nations in obtaining the required security clearances to work in the defense and homeland security industries.

Sales and Marketing

Our account executives market our services directly to senior executives of major corporations, supported as necessary by our leadership and staff. Our account executives are experienced industry experts who have successfully managed proposal development efforts and/or have extensive sales experience in Program Services. They spend the majority of their time on-site with our clients, working with them to capture and implement new business. Relationship selling based on this on-site presence along with our excellent reputation drives most of our revenue.

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

Major Clients

We provide our high-end systems engineering and integrated proposal management services to numerous Fortune 100 clients. Our largest clients by percent of revenue received for the year ended December 31, 2006 are:

The Boeing Company	27.0%
Accenture LTD	14.8
Raytheon	13.5
55.3%

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

Competition

We are a niche player providing high-value strategic services that, in most cases, would not be otherwise outsourced. As a result, we most frequently compete with our clients’ internal organizations. We believe our core clients continue to labor under demographic pressures and, as a result, their ability to internally staff their requirements for high-value resources will diminish. In addition to our clients’ internal capability, we have competitors in our markets for both Competition Management and Program Services. Competitors in the Competition Management services are made up of very small consultancies and individual consultants focusing primarily on proposal development. The largest of these is approximately one-fifth our size. We are able to offer greater depth of capability, a more diversified array of capabilities, and more efficient, better structured processes. We continue to focus on the strategic issues driving our clients’ ability to win and high quality execution of their proposals. Competitors for Program Services are by contrast generally very large companies and may have greater marketing, technical, and financial resources than ours. However, our goal is not to be the high volume provider of journeyman technical support, but rather to be the premium provider of high-value strategic support services. Our focus is on delivering very high quality, something that is very difficult for high volume providers to deliver.

Competition Management Services.   Our biggest competitor in this market is our clients’ internal Competition Management capability. Many of our clients maintain internal business acquisition teams that are designed to handle the procurement of government contracts. The number of such in-house departments has been decreasing in recent years and, therefore, these clients have a limited ability to react to sudden increases in procurement activity or to “must-win” situations. If the client is open to outsourcing, then we are the largest provider of outsourced Competition Management services and principally compete with numerous smaller companies in this highly specialized industry. Shipley Associates is our largest competitor with 27% of our revenue in 2005, according to Dunn & Bradstreet.

Program Services.   The program management, systems engineering and program integration markets are highly competitive and include a large number of highly capable firms in the United States with internal resources of the larger prime contractors being the primary competition. The market is also highly fragmented. We, however, have found increasing opportunities to work with clients who have previously retained us for proposal management services. In doing so, we seek to provide high-value strategic services as opposed to simply providing engineering job shop services as our competitors usually do. Some of our competitors include Booz Allen Hamilton and Volt Information Technology.

Principal Competitive Factors.   We believe the principal competitive factors in the professional business services market includes, in priority order: industry and program knowledge, rapidly deployable skilled personnel, responsiveness, reputation, credibility, reliability, and price. Proposal management competitive factors are similar but in a different priority, they include: reputation, the level of experience and skill of staff professionals, credibility, reliability, industry expertise, quality of service, responsiveness, and procurement success rate. The need to provide efficient and cost-effective service is of even greater importance where the cost of proposal development is likely to be a larger percentage of the contract amount than with a large program.

Development of New Services or Techniques

In 2006, we introduced one new solution titled Milestone Success and one new service offering titled Integrated Staffing. We plan to continue to develop, sell and deliver new complementary service line extensions that will service our exisiting and new customers. We plan to rollout these service lines extensions throughout 2007 and we will continue to evaluate additional opportunties as they are identified.

In addition, we are investing in hiring personnel capable of rapidly setting up and working in collaborative computer networks—increasingly valuable skills needed to support our clients. Furthermore, as proposals have more commonly become electronic rather than paper, we have developed techniques to improve quality and the ease at which the proposal can be evaluated by the government.

Employees

As of December 31, 2006, we had approximately 330 employees and consultants. Approximately 83% of the employees are Competition Management and Program Services consulting professionals, 6% are account executives and marketing professionals and the remaining 11% are involved in enterprise management which comprises finance, management information systems, human resources and other administrative functions. We believe that our success depends significantly upon attracting, retaining and motivating talented, innovative and experienced professionals. For this reason, our employees are comprised of experienced program managers, engineers and skilled technicians, tested in some of the largest and most complex military, commercial and government programs of the past 30 years. The typical employee has more than 20 years of applicable experience in industry, government and/or the military and a majority of our employees possess advanced degrees in science, engineering or information technology fields.

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

We derive a significant portion of revenue from continuing operations from a relatively limited number of clients. Our seven largest customers accounted for 77% and 80% of our revenue for 2006 and 2005, respectively. Clients typically retain our services as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate the engagement at any time without a significant penalty. Moreover, there can be no assurance that existing clients will continue to engage us for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect our business, financial condition and results of operations. In addition, the level of services required by an individual client may diminish over the life of the relationship, and there can be no assurance we will be successful in establishing relationships with new clients as this occurs.

We cannot guarantee that acquisitions, mergers or investments in other companies will be successful.

We have acquired a company that we believe will complement, enhance and expand our current business. We have not fully integrated the acquired company. There can be no assurance that the new business can be integrated successfully and profitably into our operations. This acquisition and investment may also entail the following risks:

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

•       We may not be able to successfully integrate or operate profitably any new business we acquire and we cannot assure you that any other investments we make, or strategic alliances we enter into, will be successful.

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

We rely heavily upon our ability to recruit and maintain skilled professionals.

Our business involves the delivery of Program Services and is highly labor-intensive. Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled professionals. The loss of some or a significant number of our professionals or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on us, including our ability to obtain and successfully complete important engagements and thus maintain or increase our revenue.

Quarterly results may fluctuate.

We may experience fluctuations in future quarterly operating results due to a number of factors, including the size, timing and duration of client engagements.

Our stock price is subject to significant volatility.

Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and December 31, 2006, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

Principal stockholder has significant control.

At December 31, 2006, Steven S. Myers, Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 18% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass stockholder resolutions and control our actions.

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

Included in discontinued operations is one office lease totaling 48,000 square feet which has been subleased under non-cancelable leases. Both the lease and related subleases expire in June 2007.

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

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock trades on the NASDAQ National Market under the symbol “WINS.” The following table sets forth, for the quarters indicated, the high and low closing sale prices as reported on NASDAQ.

	2006		2005
	High	Low	High	Low
First Quarter Ending March 31	$8.51	$6.35	$8.65	$7.54
Second Quarter Ending June 30	$6.55	$5.73	$9.19	$8.03
Third Quarter Ending September 30	$6.48	$5.75	$9.99	$8.49
Fourth Quarter Ending December 31.	$6.42	$5.44	$9.10	$8.03

As of January 31, 2007, there were approximately 78 stockholders of record of our common stock. The closing sale price of our common stock on the NASDAQ National Market on January 31, 2007 was $6.30 per share.

Dividends

We have not declared or paid cash dividends to stockholders of our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, capital requirements, and our general financial condition.

Recent Sales of Unregistered Securities

None.

Shares Reserved for Future Issuance

The following table provides information as of December 31, 2006 about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,851,537	$7.43	1,556,605
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,851,537	$7.43	1,556,605

Issuer Purchases of Equity Securities

In May 2004, the Company’s Board of Directors authorized a plan to repurchase the Company’s common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
Beginning Balance	1,813,166	$8.10	1,813,166
January	—	—	—
February	1,700	6.93	1,814,866
March	204,100	6.67	2,018,966
April	199,800	6.41	2,218,766
May	575,600	6.21	2,794,366
June	172,700	6.00	2,967,066
July	—	—	—
August	—	—	—
September	—	—	—
October	—	—	—
November	120,892	5.57	3,087,958
December	127,485	5.83	3,215,443
2006 Total	1,402,277	$6.19
Ending Balance	3,215,433	$7.27	3,215,433	$6,639,411

Information about securities purchased under the Company’s share repurchase program is incorporated by reference to Note 9 to the Company’s annual report to security holders and the Company’s condensed consolidated financial statements contained herein in Item 15 of Part IV.

Performance Graph

The following graph presents a comparison of the cumulative total stockholder return since December 31, 2001 of the Company’s Common Stock, the SIC Code for “Management Consulting Services” and the NASDAQ Market Index. The graph assumes an initial investment of $100 at December 31, 2001 and reinvestment of all dividends.

COMPARISION OF CUMULATIVE FIVE-YEAR TOTAL RETURN

	Years Ending December 31,
	2001	2002	2003	2004	2005	2006
SM&A	100.00	142.47	451.74	329.38	317.76	223.94
Management Consulting Services	100.00	62.60	85.52	90.49	97.40	117.22
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conj unction with the consolidated financial statements and notes thereto and the information contained herein in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R).

	Years Ended December 31,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Consolidated Statements of Operations Data:
Revenue	$71,788	$76,711	$68,954	$75,593	$55,057
Gross margin	28,786	32,008	31,193	34,060	22,998
Operating income	5,485	10,436	14,298	19,731	10,629
Interest (income) expense, net	(773)	(586)	(192)	(73)	859
Income from continuing operations	3,631	7,081	9,435	13,268	6,518
Extraordinary loss from early extinguishment of debt, net of tax	—	—	—	—	(2,499)
Net income	$3,631	$7,081	$9,435	$13,268	$4,019
Net income (loss) per share:
Basic
Continuing operations	$0.19	$0.35	$0.46	$0.66	$0.33
Extraordinary loss from early extinguishment of debt	$—	$—	$—	$—	$(0.13)
Net income	$0.19	$0.35	$0.46	$0.66	$0.21
Diluted
Continuing operations	$0.19	$0.34	$0.44	$0.62	$0.32
Extraordinary loss from early extinguishment of debt	$—	$—	$—	$—	$(0.12)
Net income	$0.19	$0.34	$0.44	$0.62	$0.20
Shares used to calculate net income per share:
Basic	19,098	20,271	20,428	19,991	19,535
Diluted	19,281	20,797	21,521	21,428	20,452

	Years Ended December 31,
(in thousands)	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash	$15,143	$19,103	$22,148	$17,712	$5,956
Investments	—	4,950	—	—	—
Working capital	28,387	32,824	31,860	23,833	7,917
Total assets	35,626	38,742	37,383	31,803	18,404
Stockholders’ equity	31,596	34,860	32,691	24,433	8,388

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Use of Estimates.   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Estimates made in preparing the financial statements include the allowance for doubtful accounts, reserves for discontinued operations, and income tax valuation allowances.

Stock-Based Compensation.   We recognize stock-based compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Prior to 2006, we accounted for stock awards under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” relating to SFAS 123(R). We did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) unless options granted had an exercise price greather than the market value of the underlying common stock on the date of grant. The fair value for each option granted is estimated at the date of grant using a Black-Scholes-Merton option pricing model. We estimate the expected life, expected volatility and expected forfeitures of the stock options based upon historical data.

Expected Life.   The expected life of options granted represents the period of time for which the options are expected to be outstanding.

Expected Volatility.   The estimated expected volatility is measured on historical realized volatility.

Risk-Free Interest Rate.   The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the date of grant.

Dividends.   The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton option valuation model.

Forfeitures.   SFAS 123(R) requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical employee turnover rate since inception. Forfeitures are based on historical data specific to employee characteristics. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Overview

SM&A is the world’s leading provider of Competition Management (business capture and proposal development) services, and a leading provider of Program Services (post-award risk mitigation and profit maximizing) services. Under these two service lines, our approximately 330 employees and consultants provide strategy, proposal management, program management, systems engineering, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, information technology, and engineering sectors.

One of our initiatives over the past three years has been to reduce our customer concentration risk by penetrating new markets and providing our services to new customers within our existing markets. As the table below reveals, our strategy of mitigating our customer concentration risk has worked as our concentration on our top clients has been declining. It should still be noted that a loss of one or more of these major clients, a decrease in orders by one or more of these clients or a change in the combination of services purchased by one or more these clients could adversely affect our revenues, net income and margins.

(in millions)	2006	% of Total Revenue	2005	% of Total Revenue	2004	% of Total Revenue
Revenues by Top Clients
Revenue from top three customers	$39.8	55.3%	$48.0	62.6%	$47.2	68.5%
Revenue from top five customers	$50.4	70.2%	$56.4	73.6%	$53.0	76.8%
Revenue from top seven customers	$55.3	77.1%	$61.6	80.3%	$57.6	83.5%
Revenue from new customers	$4.4	6.2%	$6.0	7.8%	$6.2	9.0%

Project concentration risk is defined as having a significant amount of the Company’s revenue being generated on one Program Services project. A recent example was when one of our current Program Services projects, which we staffed with more than 35 of our associates and generated approximately 15% of our total revenue in 2005. While we continue to provide our services to this program, our client unexpectedly reduced our services over a three month period which led to a reduction in our services by approximately $7.8 million in fiscal 2006 compared to fiscal 2005. While this risk is not evident today, the possibility to provide a significant volume of our solutions and services on any one given program has a high probability to occur.

Our effort to expand into new markets over the past few years has also improved. As the “Revenues by Market Vertical” table below reveals, our revenues in our less mature non-aerospace and defense vertical realized a decline in revenue after four years of year-over-year growth. This decline was due to concentration risk at our largest client in this vertical. This one client, for which we provide our Competition Management services through a business process outsourcing arrangement, reduced our services by approximately $5.1 million due to their internal budget pressures. We are working on diversifying our risk within this one client by providing our services across multiple divisions so that no one division can have a significant impact on the total services being provided.

(in millions)	2006	% Growth	2005	% Growth	2004	% Growth
Revenues by Market Vertical
Aerospace and Defense (A&D)	$53.5	(1.2)%	$54.1	4.7%	$51.7	(18.6)%
Non-Aerospace and Defense (Non A&D)	18.3	(19.0)%	22.6	31.0%	17.3	42.5%
Total	$71.8	(6.4)%	$76.7	11.2%	$69.0	(8.8)%

We also realize that our heritage, brand name awareness, and value proposition has historically been tied to our Competition Management services. We have helped our clients win over 1,000 proposals worth more than $330 billion with an 85% win rate on dollars awarded. We are executing towards a strategy that will establish our reputation as not only providing valuable Competition Management services, but also our ability to provide a broad range of high value solutions and leadership on those programs which our clients have been awarded. We feel that we are uniquely positioned to provide our senior leadership and solutions throughout the entire life cycle of a program; from the initial strategy development to the delivery of the product by our client to their customer. Our end-to-end solutions and senior leadership and experience will help our clients not only win more business, but increase their profitability on their programs through the efficient and effective execution of their program.

During the past two years we have developed new solutions and consulting services under our Program Services business in order to broaden our offerings. While we have had success in the development of these services and solutions internally, the Company is continuing to search for niche solution providers that complement our existing offering. The following table summarizes our Program Services revenue breakdown.

(in millions)	2006	% Growth	2005	% Growth	2004	% Growth
Program Services Revenue Breakdown
Award Fee	$0.3	(76.4)%	$1.2	*	$—	—
Integrated Staffing	1.6	*	—	—	—	—
Leadership & Technical Services	24.5	(21.7)%	31.3	4.3%	30.0	(15.3)%
Milestone Success	0.2	*	—	—	—	—
Total	$26.6	(18.3)%	$32.5	8.7%	$30.0	(15.3)%

*                    Denotes percent increase of initial year of service offering.

Lastly, we have spent the last few years building our infrastructure to support our expected growth. We started fiscal 2004 by hiring our first Executive Vice President of Sales & Marketing who in turn has hired the most senior and professional sales force our Company has ever had. This senior relationship based professional sales force has not experienced any turnover in the past 12 months. We invested in marketing and new solutions and services collateral; we invested in the creation of numerous training courses and quality initiatives to make sure we were delivering a consistent quality service or solution; we invested in the implementation of an Oracle enterprise resource planning software system and a knowledge management software system; we invested in our recruiting capabilities in order to source quality candidates to provide our broad array of services; and lastly we invested in the development of our new solutions and service offerings. We now believe that we have invested in what is required to manage our expected growth and therefore we are likely to save a targeted $2.0 million in selling, general and administrative expenses in fiscal 2007.

On February 9, 2007, the Company completed an acquisition of Project Planning, Inc. (“PPI”). The acquisition continues our focus on adding capabilities to provide end-to-end customer solutions. During 2006, PPI generated approximately $7.5 million in revenue.

We feel confident that our strategy of providing end-to-end high value solutions and services to our customers across the program life cycle is the correct growth strategy. Our planned fiscal year 2007 growth coupled with our targeted reduction in costs of approximately $2.0 million in fiscal 2007 and our continuing share repurchase program should lead to increasing stockholder value.

Results of Operations

We present the table below to show how the operating results have changed over the past three years. Next to each year’s results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Year Ended December 31,
(in millions)	2006		2005		2004
Revenue:
Competition Management	$45.2	63.0%	$44.2	57.6%	$39.0	56.5%
Program Services	26.6	37.0	32.5	42.4	30.0	43.5
Total revenue	71.8	100.0	76.7	100.0	69.0	100.0
Cost of revenue	43.0	59.9	44.7	58.3	37.8	54.8
Gross margin	28.8	40.1	32.0	41.7	31.2	45.2
Selling, general and administrative expenses	23.3	32.5	21.6	28.1	16.9	24.5
Operating income	5.5	7.7	10.4	13.6	14.3	20.7
Interest income	0.8	1.1	0.6	0.8	0.2	0.2
Income taxes	2.6	3.6	3.9	5.1	5.1	7.3
Net income	$3.7	5.2%	$7.1	9.2%	$9.4	13.7%

Comparison of Fiscal Years Ended December 31, 2006, 2005 and 2004

Revenue.   Revenue decreased $4.9 million or 6.4% to $71.8 million in fiscal 2006, compared to $76.7 million for 2005. The decrease in our revenue was realized in our non-aerospace and defense business and due primarily to one client who reduced our service levels due to their internal budget pressures. We have increased our service levels with this client at the end of the third quarter of 2006 as the customer entered their new fiscal year. This reduction accounted for a decrease of $5.1 million, or 32.3% compared to the prior year. Total non-aerospace and defense revenue declined $4.3 million, or 19% to $18.3 million as compared to $22.6 million in the prior year. Total aerospace and defense revenue declined 1.2% to $53.5 million compared to $54.1 million for fiscal 2006 and 2005, respectively. During 2006, revenues from our Competition Management and Program Services service lines were 63.0% and 37.0%, respectively, as compared to 57.6% and 42.4% in 2005. During the second half of 2005 we experienced a significant reduction in services on a Program Services project. The reduction resulted from a client who is experiencing budget pressure on one of their programs. This budget pressure continued throughout 2006 which impacted our ability to continue to service the client at the levels maintained during the first nine months of fiscal 2005. This reduction was offset by an increase in new solution and offering revenue of $1.2 million. We added 22 and 27 new customers in fiscal 2006 and 2005, respectively. These new customers accounted for 6% and 8% of our total revenues in 2006 and 2005, respectively. Revenue from success fees remained consistent at $900,000 in 2006 and 2005.

Revenue increased $7.7 million or 11.2% to $76.7 million in fiscal 2005, compared to $69.0 million for 2004. Through our sales and marketing efforts, we achieved a 5% growth in our traditional aerospace and defense markets and 31% in our non-aerospace and defense markets. As displayed above, revenues from our Competition Management and Program Services service lines was 57.6% and 42.4%, respectively, as compared to 56.5% and 43.5% in 2004. We added 27 and 29 new customers in fiscal 2005 and 2004, respectively. Of the 27 and 29 new customers, they accounted for 8% and 9% of our total revenues in 2005 and 2004, respectively. Revenue from success fees decreased to $900,000 in 2005 as compared to $1.8 million in 2004. The timing and amounts recorded are dependent on award announcements and the mix of our business which utilizes this pricing model. During the second half of 2005 we experienced a significant reduction in services on a Program Services project. The reduction resulted from a client who is experiencing budget pressure on one of their programs. This budget pressure continued throughout the quarter and impacted our ability to continue to service the client at the levels maintained during the first nine months of fiscal 2005.

Gross Margin.   Gross margin decreased $3.2 million, or 10.0% to $28.8 million for fiscal 2006 compared to $32.0 million for 2005. As a percentage of revenue, fiscal 2006 gross margin declined to 40.1% as compared to 41.7% in 2005. The decrease in gross margin as a percentage of revenue was due to our mix of services, increased benefit costs, and some moderate increases in some labor rates paid to our associates. We expect that our future gross margins will be consistent with current year.

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses consist principally of salary and benefit costs for our executives, sales and administrative personnel, Program Services and other general corporate activities. Selling, general and administrative expenses in fiscal 2006 increased $1.7 million, or 7.9%, to $23.3 million, as compared to $21.6 million for the same period of the prior year. As a percentage of revenue, our selling, general and administrative expenses increased to 32.5% for fiscal 2006, compared to 28.1% for 2005. The $1.7 million increase was due to a $1.2 million planned expense related to the development of new solutions for our Program Services business. In addition, we completed the implementation of our Oracle ERP system which included expenses of approximately $600,000 in 2006. The Company announced that it has targeted an expense reduction of approximately $2.0 million in 2007 as our investments in new solutions and ERP system implementation costs concluded in 2006. In addition, a small reduction in head count in late 2006 is expected to contribute to the decline in payroll costs in fiscal 2007.

For fiscal 2005, selling, general and administrative expenses increased $4.7 million, or 27.8%, to $21.6 million, as compared to $16.9 million for the same period of the prior year. As a percentage of revenue, our selling, general and administrative expenses increased to 28.1% for fiscal 2005, compared to 24.5% for 2004. The $4.7 million increase was due to a $1.3 million increase in our sales and marketing expense related to the increase in hiring of our account executives, including their travel related expenses. In addition, we increased our internal training expenses by $600,000 for our employees delivering our services, and we incurred approximately $800,000 in expenses relating to an employee all hands offsite event held in 2005, but not in 2004. Lastly, in fiscal 2005, we recorded a non-cash stock-based compensation expense charge of $2.2 million related to the exercise of stock options, as required under accounting guidance EITF 00-23.

Operating Income.   Operating income for fiscal 2006 decreased by $4.9 million, or 47.1%, to $5.5 million compared to $10.4 million for 2005. As a percentage of revenue for fiscal 2006, operating income decreased to 7.7% compared to 13.6% for 2005. The decrease in amount and as a percentage of revenue in fiscal 2006 was due to the increase in selling, general and administrative expenses as described above, offset by the increase in gross margin dollars.

For fiscal 2005, operating income decreased by $3.9 million, or 27.0%, to $10.4 million compared to $14.3 million for 2004. As a percentage of revenue for fiscal 2005, operating income decreased to 13.6% compared to 20.7% for 2004. The decrease in amount and as a percentage of revenue in fiscal 2005 was due to the increase in selling, general and administrative expenses as described above, offset by the increase in gross margin dollars.

Interest Income.   Interest income in fiscal 2006 and 2005 increased by $187,000 and $394,000, or 31.9% and 205.2%, to $773,000 and $586,000, respectively. This increase is attributable to interest earned on our increased cash and cash equivalents and investment balances.

Income Tax Expense.   Our effective income tax rate for fiscal 2006 was 42.0% compared to 35.8% in 2005. During 2006, the Company recorded an increase to income tax expense of approximately $40,000, which related to an increase in tax expense from an income tax examination.

Our effective income tax rate for fiscal 2005 was 35.8% compared to 34.9% in 2004. During 2005, the Company recorded a reduction of income tax expense of approximately $160,000, which related to the reduction of a federal income tax liability that was reversed due to the expiration of a statute of limitations.

Liquidity and Capital Resources

A key element of the Company’s cash flows for the last three years follows:

(in thousands)	2006	2005	2004
Net cash provided by operating activities	$1.4	$12.2	$8.3
Net cash provided by (used in) investing activities	3.2	(6.8)	(0.7)
Net cash used in financing activities	(8.2)	(8.1)	(2.5)
Net cash used in discontinued operations	(0.4)	(0.3)	(0.6)
Net (decrease) increase in cash	$(4.0)	$(3.0)	$4.5

Net decrease in net cash provided by operating activities in fiscal 2006 as compared to 2005 and 2004 was due primarily to the change in accounts receivable of $5.3 million in fiscal 2006. Accounts receivable increased due to the increase in sales in the fourth quarter. In 2005 we improved on our timing of our collection cycle which generated $2.8 million compared to an outflow of cash of $1.0 million in fiscal 2004. The decrease in fiscal 2006 was offset by an increase in prepaid income taxes of $675,000 and a reduction of accounts payable of $429,000.

Net cash provided by investing activities was $3.2 million in 2006, up from the cash used of $6.8 million from 2005 and 718,000 from 2004. Most of the increase in cash used in investing activities was a result of $5.0 million cash inflows from the disposal of short term investments in marketable securities. The remaining outflow in 2006 of $1.8 million was for additional implementation costs of our Enterprise Resource Planning software program.

Net cash used in financing activities was $8.2 million in fiscal 2006 compared to $8.1 million and $2.5 million in 2005 and 2004, respectively. We received cash proceeds from the issuance of common stock of $519,000, $2.0 million and $2.1 million in fiscal 2005 and 2004, respectively. This increase was offset by cash outflows of $8.7 million, $10.1 million and 4.6 million in fiscal 2006, 2005 and 2004 related to management’s share repurchase program.

In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. In April and October 2005, the Company’s Board of Directors authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million. In January 2006, the Company’s Board of Directors authorized an increase of an additional $10.0 million increasing the total authorization to repurchase the Company’s common stock to $30.0 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan prior to our reincorporation in the state of Delaware were cancelled. After the date of reincorporation (November 30, 2006), the shares are included in treasury shares. For the year ended December 31, 2006, the Company repurchased 1,402,277 shares at a total cost of $8.7 million. Since the inception of the share repurchase plan, the Company has repurchased 3,215,443 shares at a total cost of $23.4 million. The Company currently has approximately $6.6 million remaining in share repurchase authorization.

Cash and cash equivalents decreased $4.0 million during the year to $15.1 million at the end of 2006. Based on projected cash flows from operations and existing credit facilities, management believes the Company has available sufficient liquidity to fund operations and capital requirements for at least the next twelve months.

The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restrict the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $3.0 million without the prior written approval of the lender. At December 31, 2006, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and $9.9 million was available.

On February 9, 2007, the Company completed an acquisition of Project Planning, Inc. (“PPI”). At closing, SM&A paid total consideration valued at approximately $5.5 million, including $3.5 million in cash, and would pay up to an additional $9.5 million over a three year period upon satisfaction of certain revenue goals for SM&A’s Project Planning division.

We believe we have sufficient working capital available under the line of credit and cash generated by continuing operations will be sufficient to fund operations for at least the next twelve months.

Contractual Obligations

The payments due on our contractual obligations at December 31, 2006 are as follows:

(in thousands)	Total	1 Year or Less	1-3 Years	4-5 Years	After 5 Years
Operating leases	$5,816	$1,085	$2,124	$2,075	$532
Operating leases related to discontinued operations, net of subleases	42	42	—	—	—
Total	$5,858	$1,127	$2,124	$2,075	$532

Included in discontinued operations is one office lease totaling 48,000 square feet which has been subleased under non-cancelable leases. Both the lease and related subleases expire in June 2007.

Off-Balance Sheet Arrangements

None.

Recently Issued Financial Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure related to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt FIN 48 in the first quarter of 2007. The Company is still evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto. However, the Company does not expect the adoption of FIN 48 to have a material effect on its financial position or operating results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt SFAS 157 in 2007 and does not expect these provisions to have a material impact on it’s our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company will adopt SFAS 159 in 2007 and does not expect these provisions to have a material impact on it’s our financial position and results of operations.

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

ITEM 8—CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our Consolidated Financial Statements are annexed to this Report as pages F-3 through F-14. An index to such materials appears on page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                                  DISCLOSURE

On June 21, 2006, the Company engaged BDO Seidman, LLP (“BDO”), as the Company’s independent registered public accounting firm, replacing Ernst & Young LLP (“EY”), which resigned as our independent accountants effective May 18, 2006. The change in independent accountants was approved by the Company’s board of directors upon the recommendation of the audit committee.

The audit reports of EY on the consolidated financial statements for the Company as of and for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope, or accounting principles. As noted below, these financial statements were restated in an Amendment No. 1 to Form 10-K/A on May 15, 2006.

During the audits of the Company’s financial statements for the two years ended December 31, 2005 and 2004 and in connection with EY’s review of the subsequent interim period through May 18, 2006, there have been no disagreements with EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EY, would have caused it to make reference to the subject matter of the disagreement in connection with its report, except for the following:

•       In March 2006, the Company received a comment letter from the Securities and Exchange Commission staff in connection with the staff’s review of the Company’s Form 10-K for the year ended December 31, 2005 that, among other things, asked the Company to explain the accounting for certain share repurchase transactions. Following receipt of the comment letter, the Company’s management, the Chairman of the Company’s Audit Committee of its Board of Directors, and EY had numerous and lengthy discussions, and disagreed regarding possible errors in accounting for transactions that occurred in 2004 and 2005. The Company believed that these share repurchases were not compensatory and EY supported a contrary opinion. At no time did EY assert that the Company failed to provide its auditors all relevant facts with respect to the transactions during the completion of the audits for fiscal years 2004 and 2005. Ultimately, the SEC staff orally stated to the Company that the staff believed that the transactions were compensatory and requested that the Company restate its financial statements for the year ended December 31, 2005, and to review and consider whether the Company should restate its financial statements for the year ended December 31, 2004. Subsequently, the Company restated its consolidated financial statements for the years ended December 31, 2005 and 2004 in Amendment No.1 to Form 10-K/A filed on May 15, 2006. EY issued an opinion with respect to the restated financial statements without qualification as stated above.

The Company has authorized EY to respond fully to the inquiries of the Company’s subsequent accountants concerning the subject matter of the disagreement referenced above. In the registrant’s two most recent fiscal years and in the subsequent interim period through May 18, 2006, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, except as follows:

•       EY advised the Company that the internal controls necessary to develop reliable financial statements did not exist as of December 31, 2005, because of a material weakness consisting of inadequate levels of review of complex accounting issues, resulting in a restatement of historical financial statements to record additional stock compensation charges.

ITEM 9A—CONTROLS AND PROCEDURES

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

Management (under the supervision and with the participation of the chief executive officer and the chief financial officer) has conducted an evaluation of its internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Based on this evaluation, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2006.

BDO Seidman, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, which is included below.

Changes in Internal Control

The Company began using a new enterprise accounting system in the second quarter of 2006. The implementation of the new accounting system required us to modify and add numerous internal controls and processes. There have been no other changes in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are likely to materially effect, the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders

SM&A

Newport Beach, CA

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SM&A maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SM&A’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SM&A maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SM&A maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statement of income, stockholders’ equity, and cash flows for the year ended December 31, 2006 of SM&A and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman LLP
Costa Mesa, California
March 12, 2007

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2007 Annual Meeting of Stockholders to be filed with the SEC in April 2007, pursuant to Regulation 14A.

Code of Business Conduct

The Company has adopted a Code of Business Conduct applicable to all employees. This Code is applicable to Senior Financial Executives including the principal executive officer, principal financial officer and principal accounting officer of the Company. SM&A’s Code of Business Conduct is available on the Company’s Web site at www.smawins.com under “Investor Relations > Corporate Governance.” The Company intends to post on its web site any amendments to, or waivers from its Code of Business Conduct applicable to Senior Financial Executives. A free copy is available upon request.

ITEM 11—EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2007 Annual Meeting of Stockholders to be filed with the SEC in April 2007, pursuant to Regulation 14A.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
Beginning Balance	1,813,166	$8.10	1,813,166
January	—	—	—
February	1,700	6.93	1,814,866
March	204,100	6.67	2,018,966
April	199,800	6.41	2,218,766
May	575,600	6.21	2,794,366
June	172,700	6.00	2,967,066
July	—	—	—
August	—	—	—
September	—	—	—
October	—	—	—
November	120,892	5.57	3,087,958
December	127,485	5.83	3,215,443
2006 Total	1,402,277	$6.19
Ending Balance	3,215,433	$7.27	3,215,433	$6,639,411

In May 2004, the Company’s Board of Directors authorized a plan to repurchase the Company’s common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time.

Information about securities purchased under the Company’s share repurchase program is incorporated by reference to Note 9 to the Company’s annual report to security holders and the Company’s condensed consolidated financial statements contained herein in Item 15 of Part IV.

Additional information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2007 Annual Meeting of Stockholders to be filed with the SEC in April 2007, pursuant to Regulation 14A.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2007 Annual Meeting of Stockholders to be filed with the SEC in April 2007, pursuant to Regulation 14A.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference to the registrant’s Definitive Proxy Statement with respect to the 2007 Annual Meeting of Stockholders to be filed with the SEC in April 2007, pursuant to Regulation 14A.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report:

(1)   Index to Consolidated Financial Statements

(2)   Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2006, 2005 and 2004.	F-20

All other financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SM&A
Newport Beach, CA

We have audited the accompanying consolidated balance sheet of SM&A as of December 31, 2006 and the related consolidated statement of income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2006 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SM&A at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2006.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SM&A’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Costa Mesa, California

March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SM&A

We have audited the accompanying consolidated balance sheet of SM&A as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SM&A at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Orange County, California
February 20, 2006

SM&A
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$15,143	$19,103
Investments	—	4,950
Accounts receivable, net of allowance of $200	15,759	10,435
Prepaid expenses and other current assets	341	380
Prepaid income taxes	286	924
Deferred tax asset—current	244	319
Total current assets	31,773	36,111
Fixed assets, net	3,446	2,571
Deferred tax asset	354	—
Other assets	53	60
	$35,626	$38,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,232	$762
Accrued compensation and related benefits	2,112	2,129
Net liabilities of discontinued operations	42	396
Total current liabilities	3,386	3,287
Deferred tax liability	91	56
Other liabilities	553	539
Total liabilities	4,030	3,882
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; issued and outstanding shares were 18,616,014 and 18,502,827 at December 31, 2006, respectively, and 19,818,443 at December 31, 2005	2	2
Additional paid-in capital	39,893	46,124
Treasury stock, at cost	(664)	—
Accumulated deficit	(7,635)	(11,266)
Total stockholders’ equity	31,596	34,860
	$35,626	$38,742

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenue	$71,788	$76,711	$68,954
Cost of revenue	43,002	44,703	37,761
Gross margin	28,786	32,008	31,193
Selling, general and administrative expenses	23,301	21,572	16,895
Operating income	5,485	10,436	14,298
Interest income	773	586	192
Income before income taxes	6,258	11,022	14,490
Income tax expense	2,627	3,941	5,055
Net income	$3,631	$7,081	$9,435
Net income per share:
Basic	$0.19	$0.35	$0.46
Diluted	$0.19	$0.34	$0.44
Shares used in calculating net income per share:
Basic	19,098	20,271	20,428
Diluted	19,281	20,797	21,521

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Shares	Amount	Deficit	Equity
Balances at December 31, 2003	20,336	$52,215	$—	—	$—	$(27,782)	$24,433
Shares purchased under repurchase program	(626)	(4,623)	—	—	—	—	(4,623)
Shares issued upon exercise of options	419	1,355	—	—	—	—	1,355
Stock based compensation expense, net of tax	—	257	—	—	—	—	257
Income tax effect from exercise of stock options	—	1,088	—	—	—	—	1,088
Shares issued for employee stock purchase plan	89	746	—	—	—	—	746
Net income and comprehensive income	—	—	—	—	—	9,435	9,435
Balances at December 31, 2004	20,218	51,038	—	—	—	(18,347)	32,691
Shares purchased under repurchase program	(1,188)	(10,060)	—	—	—	—	(10,060)
Shares issued upon exercise of options	711	1,365	—	—	—	—	1,365
Stock based compensation expense, net of tax	—	1,346	—	—	—	—	1,346
Income tax effect from exercise of stock options	—	1,846	—	—	—	—	1,846
Shares issued for employee stock purchase plan	77	591	—	—	—	—	591
Net income and comprehensive income	—	—	—	—	—	7,081	7,081
Balances at December 31, 2005	19,818	46,126	—	—	—	(11,266)	34,860
Reincorporation reclassification	—	(46,124)	46,124	—	—	—	—
Shares purchased under repurchase program	(1,289)	—	(8,014)	(113)	(664)	—	(8,678)
Shares issued upon exercise of options	7	—	10	—	—	—	10
Stock based compensation expense	—	—	1,267	—	—	—	1,267
Income tax effect from exercise of stock options	—	—	(3)	—	—	—	(3)
Shares issued for employee stock purchase plan	80	—	509	—	—	—	509
Net income and comprehensive income	—	—	—	—	—	3,631	3,631
Balances at December 31, 2006	18,616	$2	$39,893	(113)	$(664)	$(7,635)	$31,596

See accompanying notes to consolidated financial statements.

SM&A
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,631	$7,081	$9,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	888	570	368
Loss on disposal of fixed assets	—	—	36
Deferred income taxes	(244)	34	410
Excess tax benefits from stock-based compensation	—	1,846	1,088
Stock based compensation expense	1,267	1,346	257
Changes in operating assets and liabilities:
Accounts receivable	(5,324)	2,763	(1,020)
Prepaid expense and other assets	46	21	(23)
Prepaid income taxes	638	(924)	—
Accounts payable	470	(430)	509
Accrued compensation and related benefits	(17)	336	(1,844)
Income taxes payable	—	(565)	(875)
Other liabilities	14	145	(33)
Net cash provided by operating activities	1,369	12,223	8,308
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of marketable securities	4,950	—	—
Purchases of marketable securities	—	(4,950)	—
Purchases of fixed assets	(1,763)	(1,883)	(718)
Net cash provided by (used in) investing activities	3,187	(6,833)	(718)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	519	1,956	2,101
Excess tax benefits from stock-based compensation	(3)	—	—
Payment for repurchase of shares	(8,678)	(10,060)	(4,623)
Net cash used in financing activities	(8,162)	(8,104)	(2,522)
Net (decrease) increase in cash and cash equivalents from continuing operations	(3,606)	(2,714)	5,068
Net cash used in discontinued operations by operating activities	(354)	(331)	(632)
Net (decrease) increase in cash and cash equivalents	(3,960)	(3,045)	4,436
Cash and cash equivalents at beginning of year	19,103	22,148	17,712
Cash and cash equivalents at end of year	$15,143	$19,103	$22,148
SUPPLEMENTAL INFORMATION—CASH PAID FOR:
Interest	$—	$—	$—
Income taxes	$2,239	$4,436	$5,222
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Net change in tenant leasehold improvement incentive	$—	$221	$—

See accompanying notes to consolidated financial statements.

SM&A
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005, and 2004

As used herein, “SM&A,” “Company,” “its,” and similar terms include SM&A and subsidiaries, unless the context indicates otherwise.

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business.   SM&A is a leading provider of Competition Management (business capture and proposal development) services, and a leading provider of Program Services (post-award risk mitigation and profit maximizing) services. Under these two service lines, our approximately 330 employees and consultants provide strategy, proposal management, program management, systems engineering, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, systems integration/information technology, and engineering sectors. The Company operates in one business segment and conducts substantially all of its business in the United States.

Principles of Consolidation.   The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications.   In 2005 and 2004 amounts have been reclassified out of common stock to additional paid-in capital to conform to the current period $0.0001 common stock par value presentation in accordance with the Company’s reincorporating in Delaware. In addition, all references to “shareholders” have been changed to “stockholders” in accordance with the reincorporation in Delaware.

Use of Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Estimates made in preparing the financial statements include the allowance for doubtful accounts, reserves for discontinued operations, and income tax valuation allowances.

Cash and Cash Equivalents.   The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

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

Concentrations of Credit Risk and Major Customers.   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company’s accounts receivable are derived from revenue earned from customers primarily in the United States. The majority of the Company’s receivables are from large companies in the aerospace and defense industries. The Company controls credit risk through credit approvals and monitoring procedures and, generally, does not require collateral or other security to support financial instruments subject to credit risk. Management must make estimates regarding the collection of its accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Credit losses have historically been within management’s expectations. Included in accounts receivable at December 31, 2006 and 2005, is $2.0 million and $209,000, respectively, of unbilled receivables related to earned revenues for which invoices have not yet been sent to clients.

Customers representing more than 10% of the Company’s revenue and accounts receivable are as follows:

	Revenue Years Ended December 31,			Accounts Receivable at December 31,
	2006	2005	2004	2006
The Boeing Company	27.0%	27.4%	30.1%	24.8%
Accenture LTD	14.8	20.5	15.7	10.1
Lockheed Martin Corporation	*	14.6	22.7	*
Raytheon	13.5	*	*	*
Total	55.3%	62.5%	68.5%	34.9%

*                    Did not meet 10% criteria.

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

Marketing and Advertising Expense.   Marketing expenses consist of advertising, promotional and public relations expenditures. The Company expenses general media advertising costs as incurred. Advertising expense and other promotional costs were $291,000, $435,000 and $406,000 in 2006, 2005 and 2004, respectively.

Stock-Based Compensation.   Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Prior to 2006, we accounted for stock awards under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” relating to SFAS 123(R). The Company did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) unless options granted had an exercise price greater than the market value of the underlying common stock on the date of grant. However, we modified the stock option grants of a former officer and director upon their respective resignation and retirement from SM&A, which resulted in combined compensation expense of $2.2 million and $0.4 million during 2005 and 2004, respectively. The pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for all periods presented:

	Years Ended December 31,
(in thousands except for per share information)	2005	2004
Net income—as reported	$7,081	$9,435
Share-based compensation expense included in reported net income, net of related tax effect	1,346	257
Total share-based compensation expense, net of related tax effect	(1,923)	(928)
Net income—pro forma	$6,504	$8,764
Basic income per share—as reported	$0.35	$0.46
Basic income per share—pro forma	$0.32	$0.43
Diluted income per share—as reported	$0.34	$0.44
Diluted income per share—pro forma	$0.31	$0.41

The fair value for each option granted was estimated at the date of grant using a Black-Scholes-Merton option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2006	2005	2004
Stock price volatility	81.33%	84.12%	91.14%
Risk-free interest rate	4.79%	4.37%	3.28%
Expected life (in years)	3.20	2.99	3.19
Forfeiture rate	11.92%	N/A	N/A
Stock dividend yield	N/A	N/A	N/A
Weighted-average fair value of options granted	$3.95	$5.00	$5.98

The expected life of options granted represents the period of time for which the options are expected to be outstanding. The estimated expected volatility is measured on historical realized volatility. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the date of grant. The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. SFAS 123(R) requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical employee turnover rate since inception. Forfeitures are based on historical data specific to employee characteristics. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

For the year ended December 31, 2006, $1.3 million was recognized as stock-based compensation expense under SFAS 123(R). Unrecognized compensation costs related to stock options as of December 31, 2006 was $2.3 million and the weighted-average life of these options is approximately 4 years.

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

As a result of the Acceleration, the affected unvested options are those that had exercise prices of greater than $8.87 per share. The closing sales price of the Company’s common stock on the NASDAQ National market on June 8, 2005, the effective date of the Acceleration, was $8.87. Pursuant to the Acceleration, options granted under the Plan to purchase approximately 403,000 shares of the Company’s common stock that would otherwise have vested at various times within the next four years became fully vested. Of the 403,000 options, 200,000 options were granted to current Directors, 100,000 were granted to current Officers, and the remaining 103,000 options were granted to current employees. The options have a range of exercise prices of $9.07 to $12.66. As a result of the Acceleration, each agreement for options subject to the Acceleration is deemed to be amended to reflect the Acceleration as of the effective date, but all other terms and conditions of each such option agreement remain in full force and effect.

The decision to initiate the Acceleration under the Plan was made to reduce compensation expense that would be expected to be recorded in future periods following the Company’s adoption of SFAS 123(R). As a result of the Acceleration under the Plan, the Company effectively reduced its aggregate compensation expense related to the accelerated options by approximately $1.8 million before taxes over the remaining vesting period for the accelerated options (approximately four years). This estimate is based on approximated value calculations using the Black-Scholes-Merton methodology.

Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. As a result of adopting SFAS 123(R), excess tax benefits for the year ended December 31, 2006 have been classified as a financing cash outflow.

Income Taxes.   The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As such, deferred tax assets and liabilities are recognized based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates. The Company provides a valuation allowance when it is more likely than not that some of the deferred tax assets will not be realized.

Net Income Per Share.   Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the periods presented, assuming the exercise of all in-the-money stock options. Common stock equivalent shares have not been included where inclusion would be anti-dilutive.

The following table illustrates the number of shares used in the computation of basic and diluted net income per share:

(in thousands)	2006	2005	2004
Denominator for basic income per common share-weighted average shares	19,098	20,271	20,428
Incremental common shares attributable to dilutive outstanding stock options	183	526	1,093
Denominator for diluted income per common share	19,281	20,797	21,521
Anti-dilutive options excluded from the diluted income per share reconciliation	1,355	545	526

Comprehensive Income.   SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years ended December 31, 2006, 2005 and 2004, comprehensive income equaled net income.

Recent Accounting Pronouncements.   In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure related to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt FIN 48 in the first quarter of 2007. The Company is still evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto. However, the Company does not expect the adoption of FIN 48 to have a material effect on its financial position or operating results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt SFAS 157 in 2007 and does not expect these provisions to have a material impact on it’s our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company will adopt SFAS 159 in 2007 and does not expect these provisions to have a material impact on it’s our financial position and results of operations.

Note 2. Fixed Assets

A summary of fixed assets follows at December 31:

(in thousands)	2006	2005
Computer equipment	$1,800	$1,835
ERP System	2,790	1,095
Furniture and equipment	373	389
Leasehold improvements	711	711
	5,674	4,030
Less accumulated depreciation and amortization	(2,228)	(1,459)
	$3,446	$2,571

In January 2005, the Company capitalized tenant improvement incentives of $255,000, which is included in leasehold improvements. Amortization expense for this addition was $34,000 and $34,000 in 2006 and 2005, respectively. Depreciation expense was $888,000, $604,000 and $368,000 in 2006, 2005 and 2004, respectively, of which $51,000, $64,000 and $43,000 are included in cost of sales, and $836,000, $540,000 and $325,000 are included in selling, general and administrative expenses for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 3. Related Party Transactions

The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s Chairman and Chief Executive Officer. The lease rate was determined through a review of prevailing market rates for such services. During the years ended December 31, 2006, 2005 and 2004, the Company recorded an expense of $149,000, $121,000 and $139,000, respectively. The expense is included in selling, general and administrative expenses. Of the amount expensed in 2006, no balance remained in accounts payable as of December 31, 2006.

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

Two officers of the Company serve on the Board of Directors of two not-for-profit agencies. The Company has provided charitable donations to these two not-for-profit agencies in the amount of $18,000, $18,000 and $28,000 in 2006, 2005 and 2004, respectively.

Note 4. Investments in Marketable Securities

In November 2005, the Company purchased short-term state issued marketable securities for $5.0 million. In September 2006, the Company disposed of its marketable securities. There were no realized gains or losses upon disposal. Interest income was $97,000 and $21,000 in 2006 and 2005, respectively.

Note 5. Revolving Line of Credit

The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants which includes tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restrict the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $3.0 million without the prior written approval of the lender. At December 31, 2006, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and $9.9 million was available.

Note 6. Discontinued Operations

Prior to fiscal year 2004, the Company sold and dissolved two of its business segments. The balance accrued at December 31, 2006 of $42,000 represents the remaining office lease commitment, net of subleases, over the remaining term of the lease. During the year ended December 31, 2006, the Company paid $354,000, net of sublease receipts, related to the leased property.

Note 7. Income Taxes

Significant components of income tax expense attributable to income from continuing operations consist of:

(in thousands)	Current	Deferred	Total
Year ended December 31, 2006:
Federal	$2,360	$(213)	$2,147
State	511	(31)	480
	$2,871	$(244)	$2,627
Year ended December 31, 2005:
Federal	$3,061	$32	$3,093
State	846	2	848
	$3,907	$34	$3,941
Year ended December 31, 2004:
Federal	$4,180	$337	$4,517
State	465	73	538
	$4,645	$410	$5,055

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	2006	2005	2004
Income taxes at statutory federal rates	34.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.9	3.1	2.3
Addition (reduction) of tax liabilities based on tax examination effects	0.6	(2.4)	(3.6)
Other rate changes	2.5	0.1	1.2
	42.0%	35.8%	34.9%

Significant components of deferred tax assets and liabilities are as follows:

(in thousands)	2006	2005
Deferred tax assets:
Accrued expenses	$70	$40
Allowance for doubtful accounts	79	91
Capital loss carryover	—	1,537
Discontinued operations accrual	17	188
Stock-based compensation	281	—
Depreciation	110	—
Other	41	—
Total deferred tax assets before valuation allowance	598	1,856
Valuation allowance	—	(1,537)
Total deferred tax assets	598	319
Deferred tax liabilities:
Prepaid expenses	(91)	(39)
Depreciation	—	(6)
Other	—	(11)
Total deferred tax liabilities	(91)	(56)
Net deferred tax assets	$507	$263

In assessing the viability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

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

During 2005, the Company recorded a reduction of income tax expense of approximately $160,000, which related to the reduction of a federal income tax liability that was reversed due to the expiration of a statute of limitations. During 2006, the Company’s capital loss carryover of approximately $3.5 million expired. The Company recorded the expired deferred tax asset against the valuation allowance.

Note 8. Stock-Based Compensation and Employee Benefit Plans

Stock Option Plan.   In 1997, the Company adopted the 1997 Stock Option Plan, later amended and restated (the “Option Plan”), under which incentive and non-statutory stock options to acquire shares of the Company’s common stock may be granted to officers, employees, and consultants. The Option Plan is administered by the Board of Directors and permits the issuance of up to 5,000,000 shares of the Company’s common stock. Incentive stock options must be issued at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options granted under the Option Plan vest over various terms up to ten years and are exercisable over a period of time, not to exceed ten years, and are subject to other terms and conditions specified in each individual employee option agreement. A summary of employee stock options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted	Options Exercisable
Outstanding as of December 31, 2003	1,891,142	$3.10		847,628
Granted	753,500	9.71	$5.88
Exercised	(424,652)	3.21
Cancelled, Forfeited or Expired	(172,569)	4.07
Outstanding as of December 31, 2004	2,047,421	$5.43		878,438
Granted	533,000	8.37	$5.00
Exercised	(705,467)	1.93
Cancelled, Forfeited or Expired	(336,056)	7.66
Outstanding as of December 31, 2005	1,538,898	$7.56		913,872
Granted	365,139	6.96	$3.95
Exercised	(6,750)	1.49
Cancelled, Forfeited or Expired	(45,750)	8.86
Outstanding as of December 31, 2006	1,851,537	$7.43		1,145,724

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 were $38,000, $4.5 million, and $2.4 million, respectively.

The following table summarizes information concerning stock options outstanding at December 31, 2006:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value of Options Exercisable
$ 0.0000 - 2.8625	126,848	4.3	$1.49	126,848	$1.49
$ 2.8626 - 5.7250	237,512	5.4	3.29	225,974	3.27
$ 5.7251 - 8.5875	926,827	8.5	7.60	261,802	7.92
$ 8.5876 - 11.4500	377,350	7.4	9.54	348,100	9.61
$11.4501 - 14.3125	183,000	6.9	11.75	183,000	11.75
	1,851,537	7.4	$7.43	1,145,724	$7.42	$8,496,000

Employee Stock Purchase Plan.   In 1999, the Company adopted an Employee Stock Purchase Plan (the “ESPP”), later amended and restated. Under the ESPP, shares of the Company’s common stock may be purchased at three-month intervals at 95% of the lower of the fair market value on the first or the last day of each three-month period. Employees may elect to have a maximum of 15% of their gross bi-weekly compensation withheld during any offering period. The total authorized shares currently allocated to the ESPP reserve are 1,500,000 and as of December 31, 2006, of which 1,337,170 shares have been distributed to participants.

Defined Contribution Plans.   The SM&A 401(k) Plan and Trust (the “Plan”) is a defined contribution plan. The Plan includes a tax-deferred 401(k) provision and applies to all employees. Contributions are made to the Plan by employees and the Company. The Plan permits employee contributions up to 20% of eligible compensation with Company matching, supplemental contributions for certain classes of employees based on performance criteria, and profit sharing under certain conditions. The Company’s matching contribution was $348,000, $318,000 and $360,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Shares Reserved for Future Issuance.   At December 31, 2006, the Company had reserved 1,555,605 shares for future issuance under the stock option plan and 162,830 shares under the employee stock purchase plan.

Note 9. Stockholders’ Equity

In May 2004, the Company’s Board of Directors authorized a plan to repurchase up to $7.0 million of the Company’s common stock. In April and October 2005, the Company’s Board of Directors authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million. In January 2006, the Company’s Board of Directors authorized an increase of an additional $10.0 million increasing the total authorization to repurchase the Company’s common stock to $30.0 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan prior to our reincorporation in the state of Delaware were cancelled. After the date of reincorporation (November 30, 2006), the shares are included in treasury shares. For the year ended December 31, 2006, the Company repurchased 1,402,277 shares at a total cost of $8.7 million. Since the inception of the share repurchase plan, the Company has repurchased 3,215,443 shares at a total cost of $23.4 million. The Company currently has approximately $6.6 million remaining in share repurchase authorization.

On November 30, 2006, SM&A, a California corporation (“SM&A-California”), consummated a merger (the “Reincorporation”) with and into its wholly owned subsidiary, SM&A, a Delaware corporation (“SM&A-Delaware” or the “Company”). As a result of the Reincorporation, the Company is now a Delaware corporation. As provided by the Merger Agreement, each outstanding share of SM&A-California common stock was automatically converted into one share of SM&A-Delaware common stock, $0.0001 par value. Each stock certificate representing issued and outstanding shares of SM&A-California common stock continues to represent the same number of shares of SM&A-Delaware common stock. In accordance with Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Common Stock, $0.0001 per share, of SM&A-Delaware, are deemed to be registered under Section 12(b) of the Exchange Act. Following the Reincorporation, SM&A-Delaware common stock continues to be quoted on the NASDAQ National Market under the same symbol (“WINS”) as the shares of SM&A-California common stock had been traded. Stockholders do not need to exchange share certificates based upon the reincorporation. The Company’s reincorporating in Delaware had no impact on the Company’s financial statements.

Note 10. Commitments and Contingencies

Commitments.

Leases.   The Company currently leases office facilities and property and equipment under non-cancelable operating leases, which include escalation clauses. Rental expense under operating lease agreements relating to continuing operations for 2006, 2005 and 2004 was $1.0, $1.3 and $0.7 million, respectively. The aggregate future minimum rental to be received under non-cancelable subleases relating to discontinued operations as of December 31, 2006 was $330,000. Future minimum lease payments are as follows for the years ending December 31:

(in thousands)	Continuing Operations	Discontinued Operations, net of subleases
2007	$1,085,000	$42,000
2008	1,070,000	—
2009	1,054,000	—
2010	1,029,000	—
2011	1,046,000	—
Thereafter	532,000	—
	$5,816,000	$42,000

Contingencies.

From time to time, the Company may be involved in legal proceedings and claims that arise in the ordinary course of business. The Company is currently unaware of any legal proceedings or claims against it that management believes will have, individually or in the aggregate, a materially adverse effect on its business, financial condition, or operating results.

The Company entered into employment agreements with its Chairman and Chief Executive Officer and its President and Chief Operating Officer and into benefit agreements with other executives of the Company (collectively “Agreements”). Under the terms of each of the Agreements, the Company may be obligated to pay a severance payment ranging from nine months to two years of the respective employee’s base salary, depending of the date of termination, if the employment is terminated by the Company without cause. In addition, the Agreements have change of control provisions that may require the Company to pay up to twelve months of current annual base salary and up to eighteen months of health and life insurance benefits.

Indemnifications

The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of furture payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2006.

Note 11. Quarterly Financial Data (Unaudited)

The following summarized unaudited quarterly financial data has been prepared using the Company’s consolidated financial statements. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R).

(in thousands except per share data)	First	Second	Third	Fourth	Total
2006
Revenue	$17,715	$18,277	$17,025	$18,771	$71,788
Gross margin	$7,141	$8,009	$6,380	$7,256	$28,786
Net income	$1,179	$1,280	$418	$754	$3,631
Net income per share—basic	$0.06	$0.07	$0.02	$0.04	$0.19
Net income per share—diluted	$0.06	$0.07	$0.02	$0.04	$0.19
Shares used in calculating net income per share:
Basic	19,819	19,170	18,730	18,691	19,098
Diluted	20,043	19,372	18,910	18,870	19,281
2005
Revenue	$20,245	$20,261	$19,678	$16,527	$76,711
Gross margin	$8,722	$8,678	$8,207	$6,401	$32,008
Net income	$2,537	$1,190	$2,558	$796	$7,081
Net income per share—basic	$0.13	$0.06	$0.13	$0.04	$0.35
Net income per share—diluted	$0.12	$0.06	$0.12	$0.04	$0.34
Shares used in calculating net income per share:
Basic	20,263	20,370	20,432	20,020	20,271
Diluted	21,085	20,879	20,870	20,365	20,797

Note 12. Subsequent Events

On February 9, 2007, the Company acquired privately held Project Planning Inc. (“PPI”), a leading provider of consulting, education, implementation and support services for enterprise project management solutions. Under the terms on the agreement with PPI, SM&A acquired all of PPI for cash and common shares. On February 9, 2007, the Board of Directors of SM&A unanimously approved the terms of the transaction.

The Stock Purchase Agreement by and among PPI, Richard Bowe, its Shareholder, and SM&A, entered into as of January 31, 2007, was subject to customary closing conditions, including the continued employment of key personnel and the absence of a material adverse change in PPI’s business. At closing, SM&A paid total consideration valued at approximately $5.5 million, consisting of cash of $3.5 million and 333,333 shares of the Company stock, and could pay up to an additional $9.5 million over a three year period upon satisfaction of certain revenue goals for SM&A’s Project Planning division. Richard Bowe and other key personnel provided SM&A with covenants not to compete against the acquired business. SM&A was indemnified by the seller for breaches of representations, warranties and covenants, subject to certain limitations more fully set forth in the Stock Purchase Agreement.

At closing, Richard Bowe, the President of PPI, entered into an employment agreement with SM&A and became President of SM&A’s Project Planning division, which will deploy resources from both the acquired business and SM&A’s current base of associates.

On March 13, 2007, the Company announced that Steven S. Myers, who is currently Chairman of the Board of Directors and CEO, will retire on March 31, 2007.  Mr. Myers will also retire from the Company’s Board of Directors.  Cynthia A. Davis-Sailar has been named Chief Executive Officer effective April 1, 2007 and will also join the SM&A Board of Directors.  Dwight Hanger, a member of the SM&A Board of Directors since 2005, was elected to become Chairman of the Board, effective April 1, 2007.  In addition, Cathy L. McCarthy, current President and Chief Operating Officer, will be leaving SM&A to pursue a new business venture after a transition period that will be completed by year end.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at the Beginning of the Period	Charge to Bad Debts Expense	Recoveries and Other	Deductions/ Write-Offs and Other	Balance at the End of the Period
Allowance for Doubtful Accounts
2006	$200	$—	$—	$—	$200
2005	$200	$99	$30	$(129)	$200
2004	$387	$(140)	$—	$(47)	$200
Income Tax Valuation Allowance
2006	$1,537	$—	$—	$(1,537)	$—
2005	$1,537	$—	$—	$—	$1,537
2004	$1,543	$—	$—	$(6)	$1,537

The Company specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based on this analysis, no adjustment to the allowance for doubtful accounts was required in 2006 or 2005, and the Company did reduce the allowance for doubtful accounts by $140,000 in 2004.

During 2006, the Company’s capital loss carryover of approximately $3.5 million expired. The Company recorded the expired deferred tax asset against the valuation allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A
By:	/s/ STEVEN S. MYERS
Steven S. Myers
Chairman and Chief Executive Officer
Dated: March 13, 2007

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

Name	Title	Date
/s/ STEVEN S. MYERS	Chairman of the Board and Chief Executive Officer	March 13, 2007
Steven S. Myers	(Principal Executive Officer)
/s/ STEVE D. HANDY	Chief Financial Officer and Secretary	March 13, 2007
Steve D. Handy	(Principal Financial Officer and Principal Accounting Officer)
/s/ WILLIAM c. BOWES	Director	March 13, 2007
William C. Bowes
/s/ DWIGHT l. HANGER	Director	March 13, 2007
Dwight L. Hanger
/s/ J. CHRISTOPHER LEWIS	Director	March 13, 2007
J. Christopher Lewis
/s/ JOSEPH b. REAGAN	Director	March 13, 2007
Joseph B. Reagan
/s/ ROBERT RODIN	Director	March 13, 2007
Robert Rodin
/s/ JOHN p. STENBIT	Director	March 13, 2007
John P. Stenbit
/s/ ROBERT j. UNTRACHT	Director	March 13, 2007
Robert J. Untracht

INDEX TO EXHIBITS

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation.(1)
2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation.(2)
3.1	Amended and Restated Articles of Incorporation.(3)
3.2	Amended and Restated Bylaws of the Registrant.(4)
3.3	Certificate of Incorporation of SM&A, a Delaware corporation.(5)
3.4	Bylaws of SM&A, a Delaware corporation.(6)
3.5	Agreement and Plan of Merger, between SM&A, a California corporation, and SM&A, a Delaware corporation.(7)
10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement.(8)
10.2	Second Amended and Restated Equity Incentive Plan.(9)
10.3	Amended and Restated Employee Stock Purchase Plan.(10)
10.4	Office Facility Lease.(11)
10.5	Amendment No. 1 to Office Facility Lease.(12)
10.6	Employment Agreement of Steven S. Myers.(13)
10.7	Amendment No. 1 to Employment Agreement of Steven S. Myers.(14)
10.8	Amendment No. 2 to Employment Agreement of Steven S. Myers.(15)
10.9	Amendment No. 3 to Employment Agreement of Steven S. Myers.(16)
10.10	Amendment No. 4 to Employment Agreement of Steven S. Myers.(17)
10.11	Amendment No. 5 to Employment Agreement of Steven S. Myers.(18)
10.12	Amendment No. 6 to Employment Agreement of Steven S. Myers.(19)
10.13	Amendment No. 7 to Employment Agreement of Steven S. Myers.(20)
10.14	Retirement Agreement of Steven S. Myers.(21)
10.15	Employment Agreement of Cathy L. Wood.(22)
10.16	Amendment No. 1 to Employment Agreement of Cathy L. Wood.(23)
10.17	Amendment No. 2 to Employment Agreement of Cathy L. Wood.(24)
10.18	Amendment No. 3 to Employment Agreement of Cathy L. Wood.(25)
10.19	Amendment No. 4 to Employment Agreement of Cathy L. Wood.(26)
10.20	Amendment No. 5 to Employment Agreement of Cathy L. McCarthy (formerly Wood).(27)
10.21	Amendment No. 6 to Employment Agreement of Cathy L. McCarthy.(28)

10.22	Employment Agreement of Cynthia Davis-Sailar.(29)
10.24	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association.(30)
10.25	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association.(31)
10.26	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association.(32)
10.27	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank.(33)
10.28	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank.(34)
10.29	Renewal of Revolving Note dated April 29, 2005, executed by SM&A, in favor of City National Bank.(35)
10.30	Renewal of Revolving Note dated April 24, 2006, executed by SM&A, in favor of City National Bank.(36)
10.31	Consultant Agreement of Bowes Enterprises.(37)
10.32	Consultant Agreement of Joseph B. Reagan.(38)
10.33	Stock Purchase Agreement.(39)
10.34	Indemnification Agreements.(40)
10.35	Employment Agreement of Richard Bowe.(41)
21.1	Subsidiaries of the Registrant.(42)
23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP.(43)
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.(44)
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(45)
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(46)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(47)

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

       (5) Filed on December 6, 2006 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

       (6) Filed on December 6, 2006 as Exhibit 3.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

       (7) Filed on December 6, 2006 as Exhibit 2.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

       (8) Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

       (9) Filed on February 24, 2006, as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(10) Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(11) Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(12) Filed on October 22, 2004 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(13) Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14) Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(15) Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(16) Filed on March 11, 2003 as Exhibit10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(17) Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(18) Filed on October 22, 2004 as Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(19) Filed on April 21, 2006 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(20) Filed on December 20, 2006 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(21)          Filed on March 13, 2007 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(22) Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(23) Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(24) Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(25) Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(26) Filed on October 22, 2004 as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(27) Filed on April 21, 2006 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(28) Filed on August 23, 2006 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(29)          Filed on March 13, 2007 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(30) Filed on January 25, 2002 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(31) Filed on January 25, 2002 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(32) Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(33) Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(34) Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(35) Filed on July 14, 2005 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(36) Filed on May 15, 2006 as Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(37) Filed on October 22, 2004 as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(38) Filed on October 22, 2004 as Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(39) Filed on February 12, 2007 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(40) Filed on December 6, 2006 as Exhibits 10.1 through 10.10 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(41) Filed on February 12, 2007, as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(42) Filed herewith.

(43) Filed herewith.

(44) Filed herewith.

(45) Filed herewith.

(46) Filed herewith.

(47) Filed herewith.