Form 10-K/A
period 2006-12-31
SM&A
filed 2007-03-16
CIK 1050031

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

This amendment corrects an error in dating of the independent registered public accounting firm, BDO Seidman, LLP’s, opinions and updates Note 12 of the consolidated financial statements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statement of income, stockholders’ equity, and cash flows for the year ended December 31, 2006 of SM&A and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman LLP
Costa Mesa, California
March 13, 2007

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SM&A’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Costa Mesa, California

March 13, 2007

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

On March 13, 2007, the Company announced that Steven S. Myers, who is currently Chairman of the Board of Directors and CEO, will retire on March 31, 2007.  Mr. Myers will also retire from the Company’s Board of Directors.  Upon Mr. Myers’ retirement, the Company shall pay a lump sum of $500,000.  Cynthia A. Davis-Sailar has been named Chief Executive Officer effective April 1, 2007 and will also join the SM&A Board of Directors.  Dwight Hanger, a member of the SM&A Board of Directors since 2005, was elected to become Chairman of the Board, effective April 1, 2007.  In addition, Cathy L. McCarthy, current President and Chief Operating Officer, will be leaving SM&A to pursue a new business venture after a transition period that will be completed by year end.

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

SM&A
By:	/s/ STEVE D. HANDY
Steve D. Handy
Chief Financial Officer and Secretary
Dated: March 14, 2007

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

	Name	Title	Date
	/s/ STEVEN S. MYERS	Chairman of the Board and Chief Executive Officer	March 14, 2007
	Steven S. Myers	(Principal Executive Officer)
	/s/ STEVE D. HANDY	Chief Financial Officer and Secretary	March 14, 2007
	Steve D. Handy	(Principal Financial Officer and Principal Accounting Officer)
	*	Director	March 14, 2007
William C. Bowes
	*	Director	March 14, 2007
Dwight L. Hanger
	*	Director	March 14, 2007
J. Christopher Lewis
	*	Director	March 14, 2007
Joseph B. Reagan
	*	Director	March 14, 2007
Robert Rodin
	*	Director	March 14, 2007
John P. Stenbit
	*	Director	March 14, 2007
Robert J. Untracht
*By:	/s/ STEVE D. HANDY	Attorney-in-Fact	March 14, 2007
Steve D. Handy

INDEX TO EXHIBITS

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation.(1)
2.2	Amendment No.1 to Stock Purchase and Sale Agreement, by and among the Registrant, Steven Myers Holding Inc. and L-3 Communications Corporation.(2)
3.1	Amended and Restated Articles of Incorporation.(3)
3.2	Amended and Restated Bylaws of the Registrant.(4)
3.3	Certificate of Incorporation of SM&A, a Delaware corporation.(5)
3.4	Bylaws of SM&A, a Delaware corporation.(6)
3.5	Agreement and Plan of Merger, between SM&A, a California corporation, and SM&A, a Delaware corporation.(7)
10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement.(8)
10.2	Second Amended and Restated Equity Incentive Plan.(9)
10.3	Amended and Restated Employee Stock Purchase Plan.(10)
10.4	Office Facility Lease.(11)
10.5	Amendment No. 1 to Office Facility Lease.(12)
10.6	Employment Agreement of Steven S. Myers.(13)
10.7	Amendment No. 1 to Employment Agreement of Steven S. Myers.(14)
10.8	Amendment No. 2 to Employment Agreement of Steven S. Myers.(15)
10.9	Amendment No. 3 to Employment Agreement of Steven S. Myers.(16)
10.10	Amendment No. 4 to Employment Agreement of Steven S. Myers.(17)
10.11	Amendment No. 5 to Employment Agreement of Steven S. Myers.(18)
10.12	Amendment No. 6 to Employment Agreement of Steven S. Myers.(19)
10.13	Amendment No. 7 to Employment Agreement of Steven S. Myers.(20)
10.14	Retirement Agreement of Steven S. Myers.(21)
10.15	Employment Agreement of Cathy L. Wood.(22)
10.16	Amendment No. 1 to Employment Agreement of Cathy L. Wood.(23)
10.17	Amendment No. 2 to Employment Agreement of Cathy L. Wood.(24)
10.18	Amendment No. 3 to Employment Agreement of Cathy L. Wood.(25)
10.19	Amendment No. 4 to Employment Agreement of Cathy L. Wood.(26)
10.20	Amendment No. 5 to Employment Agreement of Cathy L. McCarthy (formerly Wood).(27)
10.21	Amendment No. 6 to Employment Agreement of Cathy L. McCarthy.(28)

10.22	Employment Agreement of Cynthia Davis-Sailar.(29)
10.24	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association.(30)
10.25	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association.(31)
10.26	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association.(32)
10.27	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank.(33)
10.28	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank.(34)
10.29	Renewal of Revolving Note dated April 29, 2005, executed by SM&A, in favor of City National Bank.(35)
10.30	Renewal of Revolving Note dated April 24, 2006, executed by SM&A, in favor of City National Bank.(36)
10.31	Consultant Agreement of Bowes Enterprises.(37)
10.32	Consultant Agreement of Joseph B. Reagan.(38)
10.33	Stock Purchase Agreement.(39)
10.34	Indemnification Agreements.(40)
10.35	Employment Agreement of Richard Bowe.(41)
21.1	Subsidiaries of the Registrant.(42)
23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP.(43)
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.(44)
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(45)
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(46)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(47)

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