Form 10-Q
period 2007-03-31
SM&A
filed 2007-05-04
CIK 1050031

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value—18,725,930 shares outstanding as of March 31, 2007

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

SM&A
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,645	$15,143
Investments	4,000	—
Accounts receivable, net	24,183	15,759
Prepaid expenses and other current assets	743	341
Prepaid income taxes	—	286
Deferred tax asset — current	197	244
Total current assets	33,768	31,773
Fixed assets, net	3,642	3,446
Goodwill	3,283	—
Intangibles, net	1,133	—
Deferred tax asset	478	354
Other assets	167	53
	$42,471	$35,626
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,664	$1,232
Accrued compensation and related benefits	5,119	2,112
Income taxes payable	52	—
Net liabilities of discontinued operations	—	42
Total current liabilities	6,835	3,386
Deferred income taxes	119	91
Other liabilities	551	553
Total liabilities	7,505	4,030

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid in capital	42,654	39,893
Treasury stock	(1,506)	(664)
Accumulated deficit	(6,184)	(7,635)
Total stockholders’ equity	34,966	31,596
	$42,471	$35,626

See accompanying notes to condensed consolidated financial statements.

SM&A
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Revenue	$23,624	$17,715
Cost of revenue	14,417	10,574
Gross margin	9,207	7,141

Selling, general and administrative expenses	6,894	5,328
Operating income	2,313	1,813

Interest income	143	192

Income before income taxes	2,456	2,005

Income tax expense	1,005	826

Net income	$1,451	$1,179

Net income per share:
Basic	$0.08	$0.06
Diluted	$0.08	$0.06

Shares used in calculating net income per share:
Basic	18,609	19,819
Diluted	18,800	20,043

See accompanying notes to condensed consolidated financial statements.

SM&A
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,451	$1,179
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	274	163
Deferred income taxes	(49)	(79)
Stock-based compensation expense	400	315
Changes in operating assets and liabilities:
Accounts receivable	(7,877)	(1,376)
Prepaid expense and other assets	(402)	(259)
Prepaid income taxes	286	924
Accounts payable	432	(342)
Accrued compensation and related benefits	2,749	1,389
Income taxes payable	52	26
Other liabilities	(2)	7
Net cash (used in) provided by operating activities	(2,686)	1,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(6,000)	—
Proceeds from disposal of marketable securities	2,000	—
Cost of acquisition, net of cash acquired	(2,674)	—
Purchases of fixed assets	(402)	(510)
Net cash used in investing activities	(7,076)	(510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	148	160
Payment for repurchase of shares	(842)	(1,373)
Net cash used in financing activities	(694)	(1,213)

Net (decrease) increase in cash and cash equivalents from continued operations	(10,456)	224
Net cash used in discontinued operations by operating activities	(42)	(97)
Net (decrease) increase in cash and cash equivalents	(10,498)	127
Cash and cash equivalents at beginning of period	15,143	19,103
Cash and cash equivalents at end of period	$4,645	$19,230

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Common stock issued for an acquisition	$2,213	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006
(UNAUDITED)

Note 1.       Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at March 31, 2007, the consolidated results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006.  Comprehensive income is equivalent to net income for the three month periods ended March 31, 2007 and 2006, respectively.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles.  Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure related to uncertain tax positions.  The Company adopted the provisions of FIN 48 on January 1, 2007.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.  In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Stock-Based Compensation.  On January 1, 2006, the Company adopted SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”), based on estimated fair values.  SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” for periods beginning in fiscal 2006.  In March 2005, the SEC issued SAB 107 relating to SFAS 123(R).  The Company has applied the provisions of Staff Accounting Bulletin (“SAB”) No. 107 in its adoption of SFAS 123(R).

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

For the three months ended March 31, 2007, three customers represented more than 10% of the Company’s revenue and accounts receivable.  As of March 31, 2007 and 2006, these three customers account for 54% and 41% of revenues and 40% and 44% of accounts receivable, respectively.  Included in accounts receivable at March 31, 2007 and December 31, 2006 is $6.5 million and $2.0 million, respectively, of unbilled receivables related to earned revenues for which invoices have not yet been sent to clients.

Note 2.       Net Income Per Share

The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended March 31,
	2007	2006
Denominator for basic income per common share weighted average shares outstanding during the period	18,609	19,819
Incremental shares attributable to dilutive outstanding stock options	191	224
Denominator for diluted income per share	18,800	20,043

Anti-dilutive shares excluded from the foregoing reconciliation are 1,329,000 and 1,178,000 for the three months ended March 31, 2007 and 2006, respectively.

Note 3.       Investments in Marketable Securities

In January 2007, the Company purchased short-term state issued securities for $6.0 million.  In March 2007, the Company disposed of $2.0 million of its marketable securities for investment activities.  There were no realized gains or losses upon disposal.  For the three months ended March 31, 2007 and 2006, our interest income was approximately $32,000 and $35,000, respectively.

Note 4.       Stock-Based Compensation

The Company currently grants stock options under its 1997 Stock Option Plan.   Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include the expected term of the awards, the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.  The Company estimates the volatility of its common stock-based upon its historical stock price volatility.  The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options.  The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.  The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Stock price volatility	78.6%	82.8%
Risk-free interest rate	4.9%	4.8%
Expected life (in years)	3.8	3.1
Forfeiture rate	9.8%	12.4%
Stock dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$3.67	$4.42

The following table summarizes stock option activity for the three months ended March 31, 2007.

	Shares	Weighted- Average Exercise Price	Weighted-Average Fair Value of Options Granted	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,851,787	$7.43
Granted	447,209	6.12	$3.67
Exercised	(7,837)	3.77
Cancelled, Forfeited or Expired	(3,000)	5.74
Outstanding at March 31, 2007	2,288,159	7.19		$16,457,000
Exercisable at March 31, 2007	1,226,734	$7.42		$9,105,000

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 were $18,000 and $35,000, respectively.

The Company recorded $400,000 and $315,000 in stock-based compensation expense before income tax benefit for stock options in its results of operations for the three months ended March 31, 2007 and 2006, respectively.  As of March 31, 2007, there was $3.3 million of total unrecognized compensation cost related to unvested awards which will be amortized to expense over the weighted-average period of 4.0 years.

The Company received $30,000 and $8,000 in cash from option exercises during the three months ended March 31, 2007 and 2006, respectively.  The Company received $118,000 and $153,000 from the purchase of shares under the ESPP during the three months ended March 31, 2007 and 2006, respectively.  Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.

Note 5.       Acquisition

On February 9, 2007, the Company acquired Project Planning, Incorporated (“PPI”), a provider of consulting, education, implementation and support services for enterprise project management solutions.  The acquisition continues SM&A’s focus on adding capabilities to provide end-to-end customer solutions and will further expand our Program Services business.

The total purchase price was $6.1 million, which consisted of cash, shares of the Company’s common stock and other direct acquisition costs.  The following table sets forth the determination of the consideration paid for PPI at the date of acquisition (in thousands):

Cash	$3,500
Issuance of common stock (333,333 shares at $6.64 per share)	2,213
Other direct acquisition costs	348
$6,061

As part of the purchase of PPI, SM&A could pay up to an additional $9.5 million over a three year period upon satisfaction of certain revenue goals in excess of the results realized for the twelve month period ended on February 9, 2007.

The PPI acquisition was accounted for using the purchase method of accounting whereby the total purchase price, including transaction expenses, was allocated to tangible and intangible assets acquired based on estimated fair market values, with the remainder classified as goodwill.  Net tangible assets were valued at their respective historical carrying amounts as these approximate fair values.

The following table sets forth the preliminary allocation of the purchase price as of February 10, 2007 (in thousands):

Cash and cash equivalents	$345
Accounts receivable, no allowance	1,786
Fixed assets, net	41
Other assets	114
Assumed liabilities	(668)
Customer relationships, average life of 6 years	1,130
Non compete agreements, average life of 3 years	30
Goodwill	3,283
$6,061

The results of operations for PPI are included in the statements of income of the Company beginning on February 10, 2007.  The following unaudited pro forma condensed consolidated financial information has been prepared assuming the PPI acquisition had occurred on January 1, 2007 and 2006, and is as follows:

(in thousands, except per share amounts)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenue	$24,363	$19,391
Net income	1,457	1,698
Net income per share:
Basic	$0.08	$0.08
Diluted	$0.08	$0.08

The unaudited pro forma condensed consolidated financial statements have been prepared based upon currently available information and assumptions that are deemed appropriate by management.  The pro forma information is for informational purposes only and is not intended to be indicative of the actual consolidated financial position or consolidated results that would have been reported had the transactions occurred on the dates indicated, nor does this information represent a forecast of the consolidated financial position at any future date or the combined financial results for any future period.

Note 6.       Goodwill and Intangible Assets

Intangible assets consist of customer relationships and non-competition agreements.  Intangible assets are stated at cost less accumulated amortization and are being amortized over their estimated useful lives of three to six years.   The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized (in thousands):

	March 31, 2007			Original
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$1,130	$26	$1,104	6.0 Years
Non compete agreements	30	1	29	3.0 Years
Total	$1,160	$27	$1,133

The total expected future amortization related to intangible assets are as follows for the years ending December 31:

(in thousands)	Expected Future Amortization
2007	$147
2008	198
2009	198
2010	190
2011	188
Thereafter	212
$1,133

Goodwill of $3.3 million is reviewed annually for impairment (or more frequently if indicators of impairment arise).  During the three months ended March 31, 2007, there were no indicators of impairment of goodwill and identified intangible assets.  The annual review for impairment for fiscal 2007 will be completed in the fourth quarter.

Note 7.       Revolving Line of Credit

                The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum.  The revolving credit agreement is renewable annually on April 30th of each year.  Borrowings under the revolving credit agreement are unsecured.  The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement).  The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $3.0 million without the prior written approval of the lender.  At March 31, 2007, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and $9.9 million was available.

Note 8.       Income Taxes

The Company’s effective income tax rates for the three months ended March 31, 2007 and 2006 were 41% and 41%, respectively.

Note 9.       Stockholders’ Equity

In May 2004, the Company’s Board of Directors (“Board”) authorized a plan to repurchase up to $7.0 million of the Company’s common stock.  In April and October 2005, the Board authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million.  In January 2006, the Board authorized an increase of an additional $10.0 million increasing the total authorization to repurchase the Company’s common stock to $30.0 million.  The Company intends to repurchase shares from time to time, at prevailing prices, in the open market.  The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors.  The share repurchase plan may be suspended or discontinued at any time.  Shares repurchased under the plan prior to our reincorporation in the state of Delaware were cancelled.  After the date of reincorporation (November 30, 2006), the shares are included in treasury shares.  For the three months ended March 31, 2007 and 2006, the Company repurchased 139,417 shares at a total cost of $842,000 and 205,800 shares at a total cost of $1.4 million, respectively.  Since the inception of the share repurchase plan, the Company has repurchased 3,354,860 shares at a total cost of $24.2 million.  Share repurchases are being completed with cash on hand.  As of March 31, 2007, the Company has approximately $5.8 million remaining in share repurchase authorization.

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

In 2007, the Company’s Compensation Committee adpoted the Executive Incentive Plan (the “Plan”) which includes a long-term incentive based compensation component titled Long Term Incentive Plan (“LTIP”).  This Plan is designed to drive behavior to reach revenue, net income, and earnings per share targets established by the Compensation Committee.  The LTIP will reward sustained performance over a three-year period that substantially increases shareholder value and will cover the calendar period 2007 through 2009.  The Compensation Committee intends to issue performance stock on an annual basis with successive three-year performance periods.  Executives participating in the LTIP were issued a promissory note in January 2007 indicating the criteria and the amount of the performance stock grant but no stock certificates will be issued until the targets are reached as discussed below.  The criteria in the LTIP will be the achievement of $0.95 earnings per share (EPS), over a twelve month period, on or before December 31, 2009.  If the $0.95 EPS is met prior to December 31, 2009, the performance stock will be issued within 30 days of reaching the maximum target.  Determination that the EPS target has been achieved will be by Audit Committee of the Board of Directors.  If the criteria are not met by December 31, 2009, the number of shares granted will be determined in accordance with a predetermined sliding scale.  EPS performance below $0.65 a share will receive no award.

Note 10.     Related Parties

The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s former Chairman and Chief Executive Officer who retired on April 1, 2007.  The lease rate was determined through a review of prevailing market rates for such services.  During the three months ended March 31, 2007 and 2006, the Company recorded an expense of $0 and $62,000 respectively.  The expense is included in selling, general and administrative expenses.

Note 11.     Discontinued Operations

Prior to fiscal year 2003, the Company sold and dissolved two of its business segments.  There were no balances owed at March 31, 2007 as our remaining office lease commitments, net of subleases, expired on April 1, 2007.  During the three months ended March 31, 2007, the Company paid $42,000 net of sublease receipts, related to the leased property.

Note 12.     Commitment and Contingencies

The Company entered into employment agreements with its Chief Executive Officer and its President and Chief Operating Officer and into benefit agreements with other executives of the Company (collectively “Agreements”).  Under the terms of each of the Agreements, the Company may be obligated to pay a severance payment ranging from six months to one year of the respective employee’s base salary, depending on the date of termination, if the employment is terminated by the Company without cause.  In addition, the Agreements have a change of control provisions that may require the Company to pay up to twelve months of current annual base salary and up to eighteen months of health and life insurance benefits.

Note 13.     Management Transition

On March 31, 2007, the Company’s Chairman and Chief Executive Officer, Steven S. Myers, retired and on April 1, 2007, was replaced by Cynthia Davis as Chief Executive Officer.  Ms. Davis was elected to the Board of Directors.   A current board member, Dwight Hanger, replaced Mr. Myers as Chairman of the Board.  The expense associated with this transition, which includes a retirement payment of $500,000 and legal and professional fees of approximately $200,000, and are included in SG&A for the three months ended March 31, 2007.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

SM&A is the world’s leading provider of competition management (business capture and proposal development) services, and a leading provider of program services (post-award risk mitigation and profit maximizing) services.  Under these two service lines, our approximately 350 employees and consultants provide strategy, proposal management, program management, systems engineering, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, information technology, and engineering sectors.  Since 1982, we have managed more than 1,000 proposals worth more than $340 billion for our clients and have achieved an 85% win rate on awarded contracts.

Results of Operations

The following table sets forth certain historical operating results (in millions):

	Three Months Ended March 31,
	2007		2006		Change
	$	%	$	%	$	%
Revenues	23.6	100.0	$17.7	100.0	5.9	33.3
Cost of revenues	14.4	61.0	10.6	59.9	3.8	35.8
Gross profit	9.2	39.0	7.1	40.1	2.1	29.6
Selling, general and administrative expenses	6.9	29.2	5.3	29.9	1.6	30.2
Operating income	2.3	9.7	1.8	10.2	0.5	27.8
Interest income	0.1	0.4	0.2	1.1	(0.1)	(50.0)
Income taxes	1.0	4.2	0.8	4.5	0.2	25.0
Net income	1.4	5.9	$1.2	6.8	$0.2	16.7

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue.  Revenue increased $5.9 million, or 33.3%, to a record $23.6 million for the three months ended March 31, 2007 compared to $17.7 million for the same period of the prior year.  The acquisition of PPI on February 9, 2007 contributed $1.1 million or 4.6% of total revenue for the three months ended March 31, 2007.   The increase in our revenue was realized across all of our service lines and our traditional aerospace and defense vertical.  Our non aerospace and defense vertical, titled system integration and information technology (“SIIT”) declined year over year.  This decline is due to our largest client in this vertical reducing our services starting in the second quarter of 2006 due to their internal budget pressures.  Excluding this one client, our SIIT revenue increased by $580,000, or 47% compared to the same period of the prior year.  The following table is provided to display our revenue results compared to the same period of the prior year.

For the quarter ended on March 31,	2007	% Growth	2006
Revenues by Market Vertical (in millions)
Aerospace and Defense (A&D)	$19.9	68%	$11.9
Systems Integration & Information Technology (SIIT)	3.7	(37)%	5.8
Total	$23.6	33%	$17.7

Revenues by Service Line (in millions)
Competition Management	$14.4	25%	$11.5
Program Services	9.2	49%	6.2
Total	$23.6	33%	$17.7

Revenues by New Customers
Aerospace and Defense (A&D)	$254,000	13%	$224,000
Systems Integration & Information Technology (SIIT)	22,000	(35)%	34,000
Total	$276,000	6%	$258,000

We attribute this record revenue performance from executing on our strategy to continue to build client relationships with our strategic clients and offering our services and solutions across our clients’ program life cycle.  Another significant contributor is our Account Executive team which has not experienced turnover in over 15 months.  No turnover has allowed the Company to better understand our clients’ needs and build valued relationships.   Since last year, our focus on expanding our Program Services business line has also produced consistent sequential quarterly revenue growth.   The acquisition of PPI also contributed to our revenue performance.  The results in the table above reflect the success of our efforts.

Gross Margin. Gross margin increased $2.1 million, or 29.6%, to $9.2 million for the three months ended March 31, 2007 compared to $7.1 million for the same period of the prior year.  The increase in gross margin dollars is due to the increase in sales as discussed above offset by a decrease in gross margin as a percentage of revenue.  As a percentage of revenue, gross margin decreased to 39.0% for the three months ended March 31, 2007 compared to 40.1% for the same period of the prior year.  The decline was due to a reduction in the level of success fees earned, revenue mix, and pricing structures offered to some of our largest customers.  We recorded success fees of $0 and $102,000 for the three months ended March 31, 2007 and 2006, respectively.  We expect the gross margins to be approximately 40.0% for fiscal year 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, stock-based employee compensation, depreciation and amortization, professional services and other general corporate activities.  Selling, general and administrative expenses increased $1.6 million, or 30.2%, to $6.9 million for the three months ended March 31, 2007, as compared to $5.3 million for the same period of the prior year.

During the three months ended March 31, 2007, the Company completed the acquisition of PPI and the Company’s Founder, Chairman and Chief Executive Officer, Steven S. Myers, retired and was succeeded by Cynthia A. Davis as Chief Executive Officer.  Ms. Davis was elected to the Board of Directors.  A current board member, Dwight Hanger, replaced Mr. Myers as Chairman of the Board.  The expenses related to the changes in management which included a retirement payment and executive search firm fees totaled approximately $700,000.  The approximately $100,000 in expenses related to the acquisition of PPI includes travel, advisory, meeting and miscellaneous other expenses incurred outside the normal course of business.  The following table is provided to display our SG&A results segregating these areas of cost for comparison purposes

For the quarter ended on March 31, (in millions)	2007	% Growth	2006

SG&A before PPI and management transition expenses	$5.8	9%	$5.3
PPI SG&A	0.3	100%	—
PPI acquisition related expenses	0.1	100%	—
Management transition related expenses (non-recurring)	0.7	100%	—
Total SG&A	$6.9	30%	$5.3

Excluding the acquisition and management transition related expenses, SG&A as a percentage of revenue decreased to 24.2% for the three months ended March 31, 2007, as compared to 27.7% for the same period of the prior year.

Operating Income.  Operating income increased $445,000, or 27.8% to $2.3 million for the three months ended March 31, 2007, compared to $1.8 million for the same period of the prior year.  As a percentage of revenue, operating income decreased to 9.7% for the three months ended March 31, 2007, as compared to 10.2% for the same period of the prior year.  Operating income primarily increased due to the increase in sales and gross profit offset by an increase in selling, general and administrative expenses, as discussed above.

Income Tax Expense.  Our effective income tax rates for the three months ended March 31, 2007 and 2006 were 41% and 41%, respectively.

Capital Resources and Liquidity

Our working capital decreased to $26.9 million at March 31, 2007 from $28.4 million at December 31, 2006.  In addition, our cash and cash equivalents plus investments decreased to $8.6 million at March 31, 2007, from $15.1 million at December 31, 2006.  The decrease in cash and cash equivalents plus investments was due to the funds used to acquire PPI and professional service fees associated with the acquisition, the share buyback activity in which the Company repurchased $842,000 of common shares during the three months ended March 31, 2007, and the increase in the number of days sales outstanding (“DSO”).  The change in accounts receivable was due primarily to the significant increase in sales and the timing of cash receipts related to two of our largest clients.  Periodically, when our larger client’s contracts are under renewal we are authorized to continue providing our services while the contract is being processed.  This process can take two to three months to finalize at which time we invoice all unbilled amounts.  Our client will typically pay the balances within 60 days upon receipt of our invoices.  A significant portion of the past due balances at March 31, 2007 have been collected subsequent to March 31, 2007.  At April 24, our cash and cash equivalents balance has increased to $13.6 million and our DSO’s have improved from 92 days to 69 days.  Our historical average DSO is 70 days.

Cash flows from operating activities of continuing operations used $2.7 million during the three months ended March 31, 2007, compared to the $1.9 million provided for the same period during the prior year.  The decrease in our cash flows from operating activities is due primarily to the increase in our day’s sales outstanding discussed above offset by the timing of our payroll cycles.

In May 2004, the Company’s Board of Directors (“Board”) authorized a plan to repurchase up to $7.0 million of the Company’s common stock.  In April and October 2005, the Board authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million.  In January 2006, the Board authorized an increase of an additional $10.0 million increasing the total authorization to repurchase the Company’s common stock to $30.0 million.  The Company intends to repurchase shares from time to time, at prevailing prices, in the open market.  The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors.  The share repurchase plan may be suspended or discontinued at any time.  Shares repurchased under the plan prior to our reincorporation in the state of Delaware were cancelled.  After the date of reincorporation (November 30, 2006), the shares are included in treasury shares.  For the three months ended March 31, 2007 and 2006, the Company repurchased 139,417 shares at a total cost of $842,000 and 205,800 shares at a total cost of $1.4 million, respectively.  Since the inception of the share repurchase plan, the Company has repurchased 3,354,860 shares at a total cost of $24.2 million.  Share repurchases are being completed with cash on hand.  As of March 31, 2007, the Company has approximately $5.8 million remaining in share repurchase authorization.

The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum.  The revolving credit agreement is renewable annually on April 30th of each year.  Borrowings under the revolving credit agreement are unsecured.  The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement).  The agreement also contains certain negative covenants which, among other things, restrict the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $3.0 million without the prior written approval of the lender.  At March 31, 2007, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and $9.9 million was available.

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

•                  Spending for ongoing operations, such as the war on terrorism or the occupation of Iraq, creating downward pressure on spending for procurement of new systems and research and development spending; and

•                  Cancellation of programs or emphasis on government shifting programs.

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

Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and March 31, 2007, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

•                  customer concentration risk in the acquired business;

•                  unforeseen operating difficulties and expenditures;

•                  the need to manage a significantly larger business;

•                  potential dilution to our stockholders to the extent we use our common stock as currency for an acquisition;

•                  the assumption of liabilities;

•                  the use of a substantial amount of our available cash to consummate acquisitions;

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

Item 2.         Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Issuer Purchases of Equity Securities

Information about securities purchased under the Company’s share repurchase program is incorporated by reference to Note 9 to the condensed consolidated financial statements.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
Beginning balance at January 1, 2007	3,215,443	$7.27	3,215,443	$6,639,411
January 2007	139,417	6.04	139,417	5,797,093
February 2007	—	—	—	—
March 2007	—	—	—	—
Total as of March 31, 2007	3,354,860	$7.21	3,354,860	$5,797,093

Item 3.         Defaults Upon Senior Securities

Not Applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

INDEX TO EXHIBITS

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase Agreement, by and among Project Planning Inc., Richard Bowe, its Shareholder, and SM&A. (1)

3.1	Amended and Restated Articles of Incorporation. (2)

3.2	Amended and Restated Bylaws of the Registrant. (3)

3.3	Certificate of Incorporation of SM&A, a Delaware corporation. (4)

3.4	Bylaws of SM&A, a Delaware corporation. (5)

3.5	Agreement and Plan of Merger, between SM&A, a California corporation, and SM&A, a Delaware corporation. (6)

10.1	Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement. (7)

10.2	Second Amended and Restated Equity Incentive Plan. (8)

10.3	Amended and Restated Employee Stock Purchase Plan. (9)

10.4	Office Facility Lease. (10)

10.5	Amendment No. 1 to Office Facility Lease. (11)

10.6	Employment Agreement of Steven S. Myers. (12)

10.7	Amendment No. 1 to Employment Agreement of Steven S. Myers. (13)

10.8	Amendment No. 2 to Employment Agreement of Steven S. Myers. (14)

10.9	Amendment No. 3 to Employment Agreement of Steven S. Myers. (15)

10.10	Amendment No. 4 to Employment Agreement of Steven S. Myers. (16)

10.11	Amendment No. 5 to Employment Agreement of Steven S. Myers. (17)

10.12	Amendment No. 6 to Employment Agreement of Steven S. Myers. (18)

10.13	Amendment No. 7 to Employment Agreement of Steven S. Myers. (19)

10.14	Retirement Agreement of Steven S. Myers. (20)

10.15	Employment Agreement of Cathy L. Wood. (21)

10.16	Amendment No. 1 to Employment Agreement of Cathy L. Wood. (22)

10.17	Amendment No. 2 to Employment Agreement of Cathy L. Wood. (23)

10.18	Amendment No. 3 to Employment Agreement of Cathy L. Wood. (24)

10.19	Amendment No. 4 to Employment Agreement of Cathy L. Wood. (25)

10.20	Amendment No. 5 to Employment Agreement of Cathy L. McCarthy (formerly Wood). (26)

10.21	Amendment No. 6 to Employment Agreement of Cathy L. McCarthy. (27)

10.22	Employment Agreement of Cynthia Davis-Sailar. (28)

10.23	Employment Agreement of Richard Bowe. (29)

10.24	Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association. (30)

10.25	Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association. (31)

10.26	Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association. (32)

10.27	Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank. (33)

10.28	Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank. (34)

10.29	Renewal of Revolving Note dated April 29, 2005, executed by SM&A, in favor of City National Bank. (35)

10.30	Renewal of Revolving Note dated April 24, 2006, executed by SM&A, in favor of City National Bank. (36)

10.31	Renewal of Revolving Note dated April 27, 2007, executed by SM&A, in favor of City National Bank. (37)

10.32	Consultant Agreement of Bowes Enterprises. (38)

10.33	Consultant Agreement of Joseph B. Reagan. (39)

10.34	Indemnification Agreements. (40)

21.1	Subsidiaries of the Registrant. (41)

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (42)

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (43)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (44)

Footnote #

(1)             Filed on February 12, 2007 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(2)             Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(3)             Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(4)             Filed on December 6, 2006 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(5)             Filed on December 6, 2006 as Exhibit 3.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(6)             Filed on December 6, 2006 as Exhibit 2.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(7)             Filed on April 17, 2001 as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(8)             Filed on February 24, 2006, as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(9)             Filed on April 29, 2002 as Exhibit C to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

(10)       Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

(11)       Filed on October 22, 2004 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(12)       Filed on April 17, 2001 as Exhibit 10.17 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(13)       Filed on March 15, 2002 as Exhibit 10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(14)       Filed on May 3, 2002 as Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(15)       Filed on March 11, 2003 as Exhibit10.7 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(16)       Filed on February 6, 2004 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(17)       Filed on October 22, 2004 as Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(18)       Filed on April 21, 2006 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(19)       Filed on December 20, 2006 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(20)       Filed on March 13, 2007 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(21)       Filed on March 15, 2002 as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(22)       Filed on November 4, 2002 as Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(23)       Filed on March 11, 2003 as Exhibit 10.10 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(24)       Filed on February 6, 2004 as Exhibit 10.12 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

(25)       Filed on October 22, 2004 as Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(26)       Filed on April 21, 2006 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(27)       Filed on August 23, 2006 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(28)       Filed on March 13, 2007 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(29)       Filed on February 12, 2007 as Exhibit 99.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

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

(37)       Filed herewith.

(38)       Filed on October 22, 2004 as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(39)       Filed on October 22, 2004 as Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

(40)       Filed on December 6, 2006 as Exhibits 10.1 through 10.10 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

(41)       Filed on March 16, 2007 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K/A and incorporated herein by reference.

(42)       Filed herewith.

(43)       Filed herewith.

(44)       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A
(Registrant)

Dated: May 4, 2007	/s/ STEVE D. HANDY
Steve D. Handy
Senior Vice President, Chief Financial Officer
and Secretary

Dated: May 4, 2007	/s/ CYNTHIA A. DAVIS
Cynthia A. Davis
Chief Executive Officer