Form 10-Q
period 2007-06-30
SM&A
filed 2007-08-07
CIK 1050031

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common Stock, $0.0001 par value—18,833,904 shares outstanding as of June 30, 2007

SM&A

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements.  The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “Risk Factors” under Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 14-18. Because of these and other factors that may affect SM&A’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods.  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

SM&A

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,737	$15,143
Investments	6,500	—
Accounts receivable, net	24,641	15,759
Prepaid expenses and other current assets	710	341
Prepaid income taxes	—	286
Deferred tax asset – current	260	244
Total current assets	33,848	31,773
Fixed assets, net	3,704	3,446
Goodwill	4,288	—
Intangibles, net	1,083	—
Deferred tax asset	601	354
Other assets	197	53
	$43,721	$35,626
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,470	$1,232
Accrued compensation and related benefits	3,607	2,112
Income taxes payable	159	—
Net liabilities of discontinued operations	—	42
Total current liabilities	5,236	3,386
Deferred income taxes	37	91
Other liabilities	551	553
Total liabilities	5,824	4,030

Commitments, contingencies and subsequent events

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	43,582	39,893
Treasury stock	(1,506)	(664)
Accumulated deficit	(4,181)	(7,635)
Total stockholders’ equity	37,897	31,596
	$43,721	$35,626

See accompanying notes to condensed consolidated financial statements

SM&A

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$25,568	$18,277	$49,192	$35,992
Cost of revenue	15,663	10,268	30,080	20,842
Gross margin	9,905	8,009	19,112	15,150

Selling, general and administrative expenses	6,631	6,086	13,525	11,414
Operating income	3,274	1,923	5,587	3,736

Interest income, net	78	252	221	444
Income before income taxes	3,352	2,175	5,808	4,180

Income tax expense	1,349	895	2,354	1,721

Net income	$2,003	$1,280	$3,454	$2,459

Net income per share:
Basic	$0.11	$0.07	$0.18	$0.13
Diluted	$0.11	$0.07	$0.18	$0.12

Shares used in calculating net income per share:
Basic	18,787	19,170	18,698	19,492
Diluted	18,964	19,372	18,882	19,706

See accompanying notes to condensed consolidated financial statements.

SM&A

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,454	$2,459
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	589	377
Stock-based compensation expense	898	629
Excess tax benefits from stock-based compensation	(118)	—
Deferred income taxes	(199)	(148)
Changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(7,096)	(4,505)
Prepaid expense and other assets	(399)	(311)
Prepaid income taxes	286	924
Accounts payable	238	(60)
Accrued compensation and related benefits	784	284
Income taxes payable	159	368
Other liabilities	(2)	13
Net cash (used in) provided by operating activities	(1,406)	30

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(747)	(1,115)
Proceeds from the sale of fixed assets	18	—
Purchases of marketable securities	(12,500)	(100)
Proceeds from disposal of marketable securities	6,000	—
Cost of acquisition, net of cash acquired	(4,465)	—
Net cash used in investing activities	(11,694)	(1,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	460	264
Excess tax benefits from stock-based compensation	118	3
Payment for repurchase of shares	(842)	(7,262)
Net cash used in financing activities	(264)	(6,995)

Net decrease in cash and cash equivalents from continued operations	(13,364)	(8,180)
Net cash used in discontinued operations by operating activities	(42)	(195)
Net decrease in cash and cash equivalents	(13,406)	(8,375)
Cash and cash equivalents at beginning of period	15,143	19,103
Cash and cash equivalents at end of period	$1,737	$10,728

SUPPLEMENTAL INFORMATION—CASH PAID FOR:
Income taxes	$2,135	$627

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Common stock issued for an acquisition	$2,213	$—
Common stock issued to an employee	$50	$—

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007 and 2006

(UNAUDITED)

Note 1.       Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at June 30, 2007, the consolidated results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006.  Comprehensive income is equivalent to net income for the three and six month periods ended June 30, 2007 and 2006, respectively.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.  In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to elect to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between the carrying value and the fair value at the election date is recorded as a transition adjustment to opening retained earnings.  Subsequent changes in fair value are recognized in earnings. The Company will adopt SFAS No. 159 effective January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the condensed consolidated financial statements of the Company.

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

Stock-Based Compensation.  Effective January 1, 2006, the Company adopted SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”), based on estimated fair values.

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

For the six months ended June 30, 2007, three customers represented more than 10% of the Company’s revenue and accounts receivable.  As of June 30, 2007 and 2006, these three customers account for 53% and 48% of revenues and 54% and 63% of accounts receivable, respectively.  Included in accounts receivable at June 30, 2007 and December 31, 2006 is $4.8 million and $2.0 million, respectively, of unbilled receivables related to earned revenues for which invoices have not yet been sent to clients.

Note 2.       Net Income Per Share

The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Denominator for basic income per share: weighted average shares outstanding during the period	18,787	19,170	18,698	19,492
Incremental shares attributable to dilutive outstanding stock options	177	202	184	214
Denominator for diluted income per share	18,964	19,372	18,882	19,706

Anti-dilutive shares excluded from the foregoing reconciliation are 1,148,551, 1,493,158, 1,365,077 and 1,322,250 for the three and six months ended June 30, 2007 and 2006, respectively.

Note 3.       Investments in Marketable Securities

During the six months ended June 30, 2007, the Company purchased short-term state issued securities for $12.5 million and disposed of $6.0 million of its marketable securities for investment activities.   There were no realized gains or losses upon disposal.  For the three and six months ended June 30, 2007 and 2006, our interest income was approximately $32,000 and $74,000 and $35,000 and $79,000, respectively.

Note 4.       Stock-Based Compensation

The Company currently grants stock options under its 1997 Stock Option Plan and 2007 Equity Incentive Plan.  Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

The Company currently uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include the expected term of the awards, the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.  The Company estimates the volatility of its common stock-based upon its historical stock price volatility.  Beginning April 1, 2007, volatility is estimated over the expected life of the option.  The Company bases the risk-free interest rate that it uses in the option valuation model on U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options.  The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.  The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.  The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock price volatility	42.00%	82.09%	67.20%	82.49%
Risk-free interest rate	4.54%	4.95%	4.77%	4.88%
Expected life (in years)	3.74	3.13	3.80	3.11
Forfeiture rate	9.06%	12.18%	9.54%	12.29%
Stock dividend yield	N/A	N/A	N/A	N/A
Weighted-average fair value per option granted	$2.68	$3.59	$3.36	$4.28

The following table summarizes stock option activity for the six months ended June 30, 2007:

	Shares	Weighted- Average Exercise Price	Weighted-Average Fair Value of Options Granted	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,851,787	$7.43
Granted	650,194	6.44	$3.36
Exercised	(93,137)	2.53
Cancelled, Forfeited or Expired	(20,500)	9.89
Outstanding at June 30, 2007	2,388,344	$7.33		$17,515,000
Exercisable at June 30, 2007	1,179,794	$7.75		$9,147,000

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 were $439,000 and $38,000, respectively.

The Company recorded $448,000 and $848,000 and $314,000 and $629,000 in stock-based compensation expense before income tax benefit for stock options in its results of operations for the three and six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007, there was $3.3 million of total unrecognized compensation cost related to unvested awards which will be amortized to expense over the weighted-average period of 4.0 years.

The Company received $236,000 and $10,000 in cash from option exercises during the six months ended June 30, 2007 and 2006, respectively.  The Company received $223,000 and $254,000 from the purchase of shares under the ESPP during the six months ended June 30, 2007 and 2006, respectively.  Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.

Note 5.       Acquisition

On February 9, 2007, the Company acquired Project Planning, Incorporated (“PPI”), a provider of consulting, education, implementation and support services for enterprise project management solutions.  The acquisition continues SM&A’s focus on adding capabilities to provide end-to-end customer solutions and will further expand our Program Services business.  The total purchase price was $7.1 million, which consisted of cash, shares of the Company’s common stock and other direct acquisition costs.  As of June 30, 2007, the Company has paid an additional $1.0 million as part of the purchase price.  The following table sets forth the determination of the consideration paid for PPI as of June 30, 2007 (in thousands):

Cash	$4,465
Issuance of common stock (333,333 shares at $6.64 per share)	2,213
Other direct acquisition costs	378
$7,056

As part of the purchase of PPI, SM&A could pay up to an additional $9.5 million over a three year period upon satisfaction of certain revenue goals in excess of the results realized for the twelve month period ended on February 9, 2007.

The PPI acquisition was accounted for using the purchase method of accounting whereby the total purchase price, including transaction expenses, was allocated to tangible and intangible assets acquired based on estimated fair market values, with the remainder classified as goodwill.  The Company obtained an independent third party valuation.  Net tangible assets were valued at their respective historical carrying amounts as these approximate fair values.

The following table sets forth the allocation of the purchase price as of June 30, 2007 (in thousands):

Cash and cash equivalents	$345
Accounts receivable, no allowance	1,786
Fixed assets, net	41
Other assets	144
Assumed liabilities	(708)
Customer relationships, average life of 6 years	1,130
Non compete agreements, average life of 3 years	30
Goodwill	4,288
$7,056

The results of operations for PPI are included in the statements of income of the Company beginning on February 10, 2007.  The following unaudited pro forma condensed consolidated financial information has been prepared assuming the PPI acquisition had occurred on January 1, 2007 and 2006, and is as follows:

(in thousands, except per share amounts)	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenue	$25,568	$20,092	$49,931	$39,484
Net income	$2,003	$1,842	$3,460	$3,540
Net income per share:
Basic	$0.11	$0.09	$0.19	$0.18
Diluted	$0.11	$0.09	$0.18	$0.18

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

Note 6.       Goodwill and Intangible Assets

Intangible assets consist of customer relationships and non-competition agreements.  Intangible assets are stated at cost less accumulated amortization and are being amortized over their estimated useful lives of three to six years.  The following tables provide a summary of the carrying amounts of purchased intangible assets that continue to be amortized (in thousands):

	June 30, 2007			Original
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Customer relationships	$1,130	$73	$1,057	6.0 Years
Non compete agreements	30	4	26	3.0 Years

Total	$1,160	$77	$1,083

The total expected future amortization related to intangible assets are as follows for the years ending December 31:

(in thousands)	Expected Future Amortization
2007	$99
2008	198
2009	198
2010	189
2011	188
Thereafter	211
$1,083

Goodwill of $4.3 million is reviewed annually for impairment (or more frequently if indicators of impairment arise).  During the six months ended June 30, 2007, there were no indicators of impairment of goodwill and identified intangible assets.  The annual review for impairment for fiscal 2007 will be completed in the fourth quarter.

Note 7.       Revolving Line of Credit

The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum.  The revolving credit agreement is renewable annually on April 30th of each year.  Borrowings under the revolving credit agreement are unsecured.  The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement).  The agreement also contains certain negative covenants which, among other things, restricts the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $3.0 million without the prior written approval of the lender.  At June  30, 2007, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and $9.9 million was available.

Note 8.       Income Taxes

The Company’s effective income tax rates for the three months and six months ended June 30, 2007 and 2006 were 40.2%, 40.5% and 41.1% and 41.2%, respectively.

Note 9.       Stockholders’ Equity

In May 2004, the Company’s Board of Directors (“Board”) authorized a plan to repurchase up to $7.0 million of the Company’s common stock.  In April and October 2005, the Board authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million.  In January 2006, the Board authorized an increase of an additional $10.0 million increasing the total authorization to repurchase the Company’s common stock to $30.0 million.  The Company intends to repurchase shares from time to time, at prevailing prices, in the open market.  The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors.  The share repurchase plan may be suspended or discontinued at any time.  Shares repurchased under the plan prior to our reincorporation in the state of Delaware were cancelled.  After the date of reincorporation (November 30, 2006), the shares are included in treasury shares.  For the six months ended June 30, 2007 and 2006, the Company repurchased 139,417 shares at a total cost of $842,000 and 1,153,900 shares at a total cost of $7.3 million, respectively.  Since the inception of the share repurchase plan, the Company has repurchased 3,354,860 shares at a total cost of $24.2 million.  Share repurchases are being completed with cash on hand.  As of June 30, 2007, the Company has approximately $5.8 million remaining in share repurchase authorization.

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

Note 10.     Related Parties

The Company periodically leases aircraft from SummitJets, Inc., which is owned by the Company’s former Chairman and Chief Executive Officer who retired on April 1, 2007.  The lease rate was determined through a review of prevailing market rates for such services.  No services were rendered during 2007.  During the three and six months ended June 30, 2006, the Company recorded an expense of $27,000 and $89,000, respectively.  The expense is included in selling, general and administrative expenses.

Note 11.     Discontinued Operations

Prior to fiscal year 2003, the Company sold and dissolved two of its business segments.  There were no balances owed at June 30, 2007 as our remaining office lease commitments, net of subleases, expired on April 1, 2007.  During the six months ended June 30, 2007, the Company paid $42,000 net of sublease receipts, related to the leased property.

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

Note 13.     Subsequent Events

On March 31, 2007, the Company’s Chairman and Chief Executive Officer, Steven S. Myers, retired and on April 1, 2007, was replaced by Cynthia Davis as Chief Executive Officer.  Ms. Davis was elected to the Board of Directors.   A current board member, Dwight Hanger, replaced Mr. Myers as Chairman of the Board.  The expense associated with this transition, which includes a retirement payment of $500,000 and legal and professional fees of approximately $200,000, are included in SG&A for the six months ended June 30, 2007.

Subsequently, effective July 18, 2007, the Board of Directors accepted the resignation of Cynthia A. Davis as Chief Executive Officer and as a Director, and the Company and Ms. Davis entered into a separation agreement including a mutual release of claims and a payment of up to $475,000 by the Company.  Cathy L. McCarthy was elected as President and Chief Executive Officer following the resignation of Ms. Davis and entered into an employment agreement with the Company, including the grant of 200,000 stock options vesting over four years.  The Company will recognize selling, general and administrative expense related to these events in the third quarter of 2007.

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

Results of Operations

The following table sets forth certain historical operating results (in millions):

	Three Months Ended June 30,
	2007		2006		Change
	$	%	$	%	$	%
Revenue	25.6	100.0	18.3	100.0	7.3	39.9
Cost of revenue	15.7	61.3	10.3	56.3	5.4	52.4
Gross margin	9.9	38.7	8.0	43.7	1.9	23.8
Selling, general and administrative expenses	6.6	25.8	6.1	33.3	0.5	8.2
Operating income	3.3	12.9	1.9	10.4	1.4	73.7
Interest income	0.1	0.4	0.3	1.6	(0.2)	(66.7)
Income tax expense	1.3	5.1	0.9	4.9	0.4	44.4
Net income	2.0	7.8	1.3	7.1	0.7	53.8

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue.  Revenue increased $7.3 million, or 39.9%, to a record $25.6 million for the three months ended June 30, 2007 compared to $18.3 million for the same period of the prior year.  The acquisition of PPI on February 9, 2007 contributed $2.0 million or 7.8% of total revenue for the three months ended June 30, 2007.   The increase in our revenue was realized across all of our service lines and market verticals.  Our non aerospace and defense vertical, titled system integration and information technology (“SIIT”) increased $1.7 million year-over-year for the three months ended June 30, 2007.  The following table is provided to display our revenue results compared to the same period of the prior year.

For the three months ended June 30,	2007	2006	% Growth
Revenues by Market Vertical (in millions)
Aerospace and Defense (A&D)	$20.1	$14.5	39%
Non Aerospace and Defense (SIIT)	5.5	3.8	45%
Total	$25.6	$18.3	40%

Revenues by Service Line (in millions)
Competition Management	$14.9	$11.7	27%
Program Services	10.7	6.6	62%
Total	$25.6	$18.3	40%

We attribute this revenue performance to our strategy to continue to build client relationships with our strategic clients and offering our services and solutions across our clients’ program life cycle.  Another significant contributor is our Account Executive team which has experienced minimal turnover over the past 18 months.  Minimal turnover has allowed the Company to better understand our clients’ needs and build valued relationships.  Since last year, our focus on expanding our Program Services service line has also produced consistent sequential quarterly revenue growth.  The acquisition of PPI also contributed to our revenue performance.

Gross Margin. Gross margin increased $1.9 million, or 23.8%, to $9.9 million for the three months ended June 30, 2007 compared to $8.0 million for the same period of the prior year.  The increase in gross margin dollars is due to the increase in sales as discussed above offset by a decrease in gross margin as a percentage of revenue.  As a percentage of revenue, gross margin decreased to 38.7% for the three months ended June 30, 2007 compared to 43.7% for the same period of the prior year.  The decline was due to a reduction in the level of success fees earned and revenue mix.  We recorded success fees of $118,000 and $706,000 for the three months ended June 30, 2007 and 2006, respectively.  We expect the gross margins to be approximately 39.0% to 40% for fiscal year 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, stock-based employee compensation, depreciation and amortization, professional services and other general corporate activities.  Selling, general and administrative expenses increased $500,000, or 8.2%, to $6.6 million for the three months ended June 30, 2007, as compared to $6.1 million for the same period of the prior year.

On April 1, 2007, the Company’s Founder, Chairman and Chief Executive Officer, Steven S. Myers, was succeeded by Cynthia A. Davis as Chief Executive Officer.  The one-time expenses related to this change in management totaled approximately $100,000 during the three months ended June 30, 2007.  The following table is provided to display our SG&A results segregating these areas of cost for comparison purposes

For the three months ended June 30, (in millions)	2007	2006	% Growth
SG&A before PPI and management transition expenses	$6.1	$6.1	—
PPI selling, general and administrative expenses	0.4	—	100%
Management transition related expenses (non-recurring)	0.1	—	100%
Total SG&A	$6.6	$6.1	8%

Excluding the acquisition and management transition related expenses, SG&A as a percentage of revenue decreased to 23.8% for the three months ended June 30, 2007, as compared to 33.3% for the same period of the prior year.  The increase of approximately $100,000 in selling, general and administrative expenses, excluding the acquisition and management transition related expenses, was due to an increase in stock based compensation expense of $134,000 and recruiting and training expense of $272,000 offset by a decline in sales and marketing and general and administrative expenses of $285,000.

Operating Income.  Operating income increased $1.4 million, or 73.7% to $3.3 million for the three months ended June 30, 2007, compared to $1.9 million for the same period of the prior year.  As a percentage of revenue, operating income increased to 12.9% for the three months ended June 30, 2007, as compared to 10.4% for the same period of the prior year.  Operating income primarily increased due to the increase in sales and gross profit offset by an increase in selling, general and administrative expenses, as discussed above.

Income Tax Expense.  Our effective income tax rates for the three months ended June 30, 2007 and 2006 were 40.2% and 41.1%, respectively.

Results of Operations

The following table sets forth certain historical operating results (in millions):

	Six Months Ended June 30,
	2007		2006		Change
	$	%	$	%	$	%
Revenue	49.2	100.0	36.0	100.0	13.2	36.7
Cost of revenue	30.1	61.2	20.8	57.8	9.3	44.7
Gross margin	19.1	38.8	15.2	42.2	3.9	25.7
Selling, general and administrative expenses	13.5	27.4	11.4	31.7	2.1	18.4
Operating income	5.6	11.4	3.7	10.3	1.9	51.4
Interest income	0.2	0.4	0.4	1.1	(0.2)	(50.0)
Income tax expense	2.4	4.9	1.7	4.7	0.7	41.2
Net income	3.5	7.1	2.5	6.9	1.0	40.0

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue.  Revenue increased $13.2 million, or 36.7%, to $49.2 million for the six months ended June 30, 2007 compared to $36.0 million for the same period of the prior year.  The acquisition of PPI on February 9, 2007 contributed $3.0 million or 6.1% of total revenue for the six months ended June 30, 2007.   The increase in our revenue was realized across all of our service lines and our traditional aerospace and defense vertical.  Our SIIT vertical declined slightly year-over-year.  This decline is due to our largest client in this vertical reducing its use of our services starting in the second quarter of 2006 due to their internal budget pressures.  However, indicating our efforts to diversify, excluding this one client, our SIIT revenue increased by $2.3 million, or 79.9% compared to the same period of the prior year.  The following table is provided to display our revenue results compared to the same period of the prior year.

For the six months ended June 30,	2007	2006	% Growth
Revenues by Market Vertical (in millions)
Aerospace and Defense (A&D)	$40.0	$26.7	50%
Non Aerospace and Defense (SIIT)	9.2	9.3	(1)%
Total	$49.2	$36.0	37%

Revenues by Service Line (in millions)
Competition Management	$29.3	$23.2	26%
Program Services	19.9	12.8	56%
Total	$49.2	$36.0	37%

We attribute this record revenue performance from executing on our strategy to continue to build client relationships with our strategic clients and offering our services and solutions across our clients’ program life cycle.  Another significant contributor is our Account Executive team which has experienced minimal turnover over the past 18 months.  Minimal turnover has allowed the Company to better understand our clients’ needs and build valued relationships.   Since last year, our focus on expanding our Program Services service line has also produced consistent sequential quarterly revenue growth.   The acquisition of PPI also contributed to our revenue performance.  The results in the table above reflect the success of our efforts.

Gross Margin. Gross margin increased $3.9 million, or 25.7%, to $19.1 million for the six months ended June 30, 2007 compared to $15.2 million for the same period of the prior year.  The increase in gross margin dollars is due to the increase in sales as discussed above offset by a decrease in gross margin as a percentage of revenue.  As a percentage of revenue, gross margin decreased to 38.8% for the six months ended June 30, 2007 compared to 42.2% for the same period of the prior year.  The decline was due to a reduction in the level of success fees earned and revenue mix.  We recorded success fees of $118,000 and $807,000 for the six months ended June 30, 2007 and 2006, respectively.  We expect the gross margins to be approximately 39.0% - 40% for fiscal year 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, stock-based employee compensation, depreciation and amortization, professional services and other general corporate activities.  Selling, general and administrative expenses increased $2.1 million, or 18.4%, to $13.5 million for the six months ended June 30, 2007, as compared to $11.4 million for the same period of the prior year.

During the six months ended June 30, 2007, the Company completed the acquisition of PPI.  Additionally, the Company’s Founder, Chairman and Chief Executive Officer, Steven S. Myers, retired and was succeeded by Cynthia A. Davis as Chief Executive Officer.  Ms. Davis was elected to the Board of Directors.  A current board member, Dwight Hanger, replaced Mr. Myers as Chairman of the Board.  The expenses related to the changes in management which included a retirement payment and executive search firm fees totaled approximately $800,000.  The approximately $100,000 in expenses related to the acquisition of PPI includes travel, advisory, meeting and miscellaneous other expenses incurred outside the normal course of business.  The following table is provided to display our SG&A results segregating these areas of cost for comparison purposes:

For the six months ended June 30, (in millions)	2007	2006	% Growth
SG&A before PPI and management transition expenses	$11.9	$11.4	4%
PPI selling, general and administrative expenses	0.7	—	100%
PPI acquisition related expenses (non-recurring)	0.1	—	100%
Management transition related expenses (non-recurring)	0.8	—	100%
Total SG&A	$13.5	$11.4	18%

Excluding the acquisition and management transition related expenses, SG&A as a percentage of revenue decreased to 24.2% for the six months ended June 30, 2007, as compared to 31.7% for the same period of the prior year.  The increase of approximately $500,000 in selling, general and administrative expenses, excluding the acquisition and management transition related expenses, was due to an increase in stock based compensation expense of $200,000 and recruiting and training expense of $478,000 offset by a decline in sales and marketing and general and administrative expenses of approximately $100,000.

Operating Income.  Operating income increased $1.9 million, or 51.4% to $5.6 million for the six months ended June 30, 2007, compared to $3.7 million for the same period of the prior year.  As a percentage of revenue, operating income decreased to 11.4% for the six months ended June 30, 2007, as compared to 10.3% for the same period of the prior year.  Operating income primarily increased due to the increase in sales and gross profit offset by an increase in selling, general and administrative expenses, as discussed above.

Income Tax Expense.  Our effective income tax rates for the six months ended June 30, 2007 and 2006 were 40.5% and 41.2%, respectively.

Capital Resources and Liquidity

Our working capital increased to $28.6 million at June 30, 2007 from $28.4 million at December 31, 2006.  In addition, our cash and cash equivalents plus investments decreased to $8.2 million at June 30, 2007, from $15.1 million at December 31, 2006.  The decrease in cash and cash equivalents plus investments was due to the funds used to acquire PPI and professional service fees associated with the acquisition, the share buyback activity in which the Company repurchased $842,000 of common shares during the six months ended June 30, 2007, and the increase in the number of day’s sales outstanding (“DSO”).  The change in accounts receivable was due primarily to the increase in sales and the timing of cash receipts related to two of our largest clients.  Periodically, when our larger client’s contracts are under renewal we are authorized to continue providing our services while the extended contract is being processed.  This process can take two to three months to finalize at which time we invoice all unbilled amounts.  Our clients will typically pay the balances within 60 days upon receipt of our invoices.  We expect to reduce our DSO’s to approximately our historical average DSO of 70 days before the end of the calendar year.

Cash flows from operating activities of continuing operations used $1.4 million during the six months ended June 30, 2007, compared to cash flows provided by operating activities of $30,000 for the same period during the prior year.  The decrease in our cash flows from operating activities is due primarily to the increase in our day’s sales outstanding discussed above offset by the timing of our payroll cycles.

In May 2004, the Company’s Board of Directors (“Board”) authorized a plan to repurchase up to $7.0 million of the Company’s common stock.  In April and October 2005, the Board authorized an increase of an additional $5.0 million and $8.0 million, respectively, increasing the total authorization to repurchase the Company’s common stock to $20.0 million.  In January 2006, the Board authorized an increase of an additional $10.0 million increasing the total authorization to repurchase the Company’s common stock to $30.0 million.  The Company intends to repurchase shares from time to time, at prevailing prices, in the open market.  The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors.  The share repurchase plan may be suspended or discontinued at any time.  Shares repurchased under the plan prior to our reincorporation in the state of Delaware were cancelled.  After the date of reincorporation (November 30, 2006), the shares are included in treasury shares.  For the six months ended June 30, 2007 and 2006, the Company repurchased 139,417 shares at a total cost of $842,000 and 1,153,900 shares at a total cost of $7.3 million, respectively.  Since the inception of the share repurchase plan, the Company has repurchased 3,354,860 shares at a total cost of $24.2 million.  Share repurchases are being completed with cash on hand.  As of June 30, 2007, the Company has approximately $5.8 million remaining in share repurchase authorization.

The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum.  The revolving credit agreement is renewable annually on April 30th of each year.  Borrowings under the revolving credit agreement are unsecured.  The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement).  The agreement also contains certain negative covenants which, among other things, restrict the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $3.0 million without the prior written approval of the lender.  At June  30, 2007, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit, the bank had issued a letter of credit for $64,000 and $9.9 million was available.

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

Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and June 30, 2007, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
Beginning balance at January 1, 2007	3,215,443	$7.27	3,215,443	$6,639,411
January 2007	139,417	6.04	139,417	5,797,093
February 2007	—	—	—	—
March 2007	—	—	—	—
April 2007	—	—	—	—
May 2007	—	—	—	—
June 2007	—	—	—	—
Total as of June 30, 2007	3,354,860	$7.21	3,354,860	$5,797,093

Item 3.        Defaults Upon Senior Securities

Not Applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

(a)           The Annual Meeting of Shareholders was held on June 5, 2007.

(b)           Elected all of our Directors:

William C. Bowes, Cynthia A. Davis, J. Christopher Lewis, Dwight L. Hanger, Joseph B. Reagan, Robert Rodin, John P. Stenbit and Robert J. Untracht.

(c)(i)        Election of eight directors as follows:

	For	Withheld
William C. Bowes	14,186,025	3,455,491
Cynthia A. Davis	17,568,003	73,513
J. Christopher Lewis	17,370,054	262,462
Dwight L. Hanger	17,568,003	73,513
Joseph B. Reagan	17,379,054	262,462
Robert Rodin	17,568,003	73,513
John P. Stenbit	14,374,974	3,266,542
Robert J. Untracht	17,568,003	73,513

(c)(ii)       Approval of the 2007 Equity Incentive Plan

For:  14,180,589                     Against:  354,295                  Abstain:  196,252

Broker Non-Votes:  2,910,380

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

3.1           Amended and Restated Articles of Incorporation, a California corporation.

Filed on March 15, 2002 as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

3.2           Amended and Restated Bylaws of the Registrant, a California corporation.

Filed on May 3, 2002 as Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

3.3           Certificate of Incorporation of SM&A, a Delaware corporation.

Filed on December 6, 2006 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

3.4           Bylaws of SM&A, a Delaware corporation.

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

10.2         Second Amended and Restated Equity Incentive Plan.

Filed on February 24, 2006, as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

10.3         2007 Equity Incentive Plan

Filed on April 23, 2007 as Appendix A to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

10.4         Amended and Restated Employee Stock Purchase Plan.

Filed on May 1, 2006 as Appendix A to the registrant’s Annual Proxy Statement on Form 14A and incorporated herein by reference.

10.5         Office Facility Lease.

Filed on November 21, 1997 as Exhibit 10.3 to the registrant’s Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.

10.6         Amendment No. 1 to Office Facility Lease.

Filed on October 22, 2004 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

10.7         Retirement Agreement of Steven S. Myers.

Filed on March 13, 2007 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.8         Employment Agreement of Cathy L. McCarthy

Filed on July 23, 2007 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.9         Employment Agreement of Cynthia Davis-Sailar.

Filed on March 13, 2007 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.10       Separation Agreement of Cynthia A. Davis.

Filed on July 23, 2007 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.11       Employment Agreement of Richard Bowe.

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

10.14       Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association.

Filed on February 6, 2004 as Exhibit 10.18 to the registrant’s Annual Report on Form 10-K and incorporated herein by reference.

10.15       Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank.

Filed on July 31, 2003 as Exhibit 10.16 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

10.16       Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank.

Filed on July 21, 2004 as Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

10.17       Renewal of Revolving Note dated April 29, 2005, executed by SM&A, in favor of City National Bank.

Filed on July 14, 2005 as Exhibit 10.25 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

10.18       Renewal of Revolving Note dated April 24, 2006, executed by SM&A, in favor of City National Bank.

Filed on May 15, 2006 as Exhibit 10.29 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

10.19       Renewal of Revolving Note dated April 27, 2007, executed by SM&A, in favor of City National Bank.

Filed on May 4, 2007 as Exhibit 10.31 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

10.20       Consultant Agreement of Bowes Enterprises.

Filed on October 22, 2004 as Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

10.21       Consultant Agreement of Joseph B. Reagan.

Filed on October 22, 2004 as Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q and incorporated herein by reference.

10.22       Indemnification Agreements.

Filed on December 6, 2006 as Exhibits 10.1 through 10.10 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

21.1         Subsidiaries of the Registrant.

Filed on March 16, 2007 as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K/A and incorporated herein by reference.

31.1         Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith.

31.2         Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith.

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

SM&A
(Registrant)

Dated: August 6, 2007	/s/ STEVE D. HANDY
Steve D. Handy
Senior Vice President, Chief Financial Officer
and Secretary

Dated: August 6, 2007	/s/ CATHY McCARTHY
Cathy McCarthy
President and Chief Executive Officer