Form 10-Q
period 2007-09-30
SM&A
filed 2007-11-07
CIK 1050031

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐     No ☒

The registrant had 18,949,575 shares of common stock, $0.0001 par value, outstanding as of September 30, 2007

SM&A

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 12-15. Because of these and other factors that may affect SM&A’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

SM&A

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,776	$15,143
Investments	6,520	—
Accounts receivable, net	24,849	15,759
Prepaid expenses and other current assets	1,341	871
Total current assets	35,486	31,773
Fixed assets, net	3,644	3,446
Goodwill	6,183	—
Intangibles, net	2,003	—
Other assets	890	407
	$48,206	$35,626
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,836	$1,232
Accrued compensation and related benefits	4,516	2,112
Other current liabilities	70	42
Total current liabilities	6,422	3,386
Other liabilities	906	644
Total liabilities	7,328	4,030

Commitments, contingencies and subsequent events

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	44,728	39,893
Treasury stock	(1,506)	(664)
Accumulated deficit	(2,346)	(7,635)
Total stockholders’ equity	40,878	31,596
	$48,206	$35,626

See accompanying notes to condensed consolidated financial statements

SM&A

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$25,059	$17,025	$74,251	$53,017
Cost of revenue	14,941	10,645	45,021	31,487
Gross margin	10,118	6,380	29,230	21,530

Selling, general and administrative expenses	7,095	5,859	20,620	17,272
Operating income	3,023	521	8,610	4,258

Interest income, net	80	158	301	602
Income before income taxes	3,103	679	8,911	4,860

Income tax expense	1,268	261	3,622	1,983

Net income	$1,835	$418	$5,289	$2,877

Net income per share:
Basic	$0.10	$0.02	$0.28	$0.15
Diluted	$0.10	$0.02	$0.28	$0.15

Shares used in calculating net income per share:
Basic	18,874	18,730	18,758	19,235
Diluted	19,021	18,910	18,930	19,419

See accompanying notes to condensed consolidated financial statements

SM&A

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,289	$2,877
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	907	639
Stock-based compensation expense	1,335	942
Excess tax benefits from stock-based compensation	(118)	—
Deferred income taxes	(291)	(202)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(6,272)	(6,280)
Prepaid expenses and other current assets	(451)	339
Accounts payable	(847)	237
Accrued compensation and related benefits	1,696	935
Other liabilities	386	15
Net cash provided by (used in) operating activities	1,634	(498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(944)	(1,281)
Proceeds from the sale of fixed assets	18	—
Purchases of marketable securities	(16,520)	—
Proceeds from sale of marketable securities	10,000	4,950
Cost of acquisitions, net of cash acquired	(6,455)	—
Net cash (used in) provided by investing activities	(13,901)	3,669

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	666	409
Excess tax benefits from stock-based compensation	118	3
Payment for repurchase of shares	(842)	(7,262)
Net cash used in financing activities	(58)	(6,850)

Net decrease in cash and cash equivalents from continued operations	(12,325)	(3,679)
Net cash used in discontinued operations by operating activities	(42)	(266)
Net decrease in cash and cash equivalents	(12,367)	(3,945)
Cash and cash equivalents at beginning of period	15,143	19,103
Cash and cash equivalents at end of period	$2,776	$15,158

SUPPLEMENTAL INFORMATION—CASH PAID FOR:
Income taxes	$4,057	$1,727
Interest	$10	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Common stock issued for acquisitions	$2,716	$—
Common stock issued to an employee	$50	$—
Assets acquired under a capital lease	$160	$—

See accompanying notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006

(UNAUDITED)

Note 1.   Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at September 30, 2007, the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. Comprehensive income is equivalent to net income for the three and nine month periods ended September 30, 2007 and 2006, respectively.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Significant Accounting Policies

Goodwill. Goodwill represents the excess of purchase consideration over the fair value of assets acquired less liabilities assumed in a business acquisition. The Company accounts for its goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Under these rules, goodwill and other intangible assets deemed to have indefinite useful lives are not amortized but are subject to impairment tests at least annually, or more frequently if circumstances occur that indicate impairment may have occurred.

Note 2.   Net Income Per Share

The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Denominator for basic income per share: weighted-average shares outstanding during the period	18,874	18,730	18,758	19,235
Incremental shares attributable to dilutive outstanding stock options	147	180	172	184
Denominator for diluted income per share	19,021	18,910	18,930	19,419

Anti-dilutive shares excluded from the foregoing reconciliation are 1,657,628, 1,384,952, 1,534,628 and 1,320,250 for the three and nine months ended September 30, 2007 and 2006, respectively.

Note 3.   Investments in Marketable Securities

During the nine months ended September 30, 2007, the Company purchased short-term state issued securities for $16.5 million and sold $10.0 million of its marketable securities for investment activities.  There were no realized gains or losses upon disposal.  For the three and nine months ended September 30, 2007 and 2006, our interest income on these investments was approximately $69,000 and $18,000 and $144,000 and $97,000, respectively.

Note 4.   Stock-Based Compensation

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock price volatility	42.00%	77.75%	59.02%	77.14%
Risk-free interest rate	4.40%	4.66%	4.65%	4.86%
Expected life (in years)	3.58	3.21	3.73	3.13
Forfeiture rate	10.45%	11.81%	9.84%	12.19%
Stock dividend yield	N/A	N/A	N/A	N/A
Weighted-average fair value per option granted	$2.58	$3.50	$3.11	$4.20

The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options Granted	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,851,787	$7.43
Granted	962,610	6.65	$3.11
Exercised	(103,137)	2.66
Cancelled, Forfeited or Expired	(259,250)	7.26
Outstanding at September 30, 2007	2,452,010	$7.35		$18,010,938
Exercisable at September 30, 2007	1,248,710	$7.78		$9,714,112

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $463,000 and $38,000, respectively.

The Company recorded $436,000 and $313,000 and $1.3 million and $942,000 in stock-based compensation expense before income tax benefit for stock options in its results of operations for the three and nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $3.5 million of total unrecognized compensation cost related to unvested awards which will be amortized to expense over the weighted-average period of 4.0 years.

The Company received $274,000 and $10,000 in cash from option exercises during the nine months ended September 30, 2007 and 2006, respectively. The Company also received $390,000 and $399,000 from the purchase of shares under the ESPP during the nine months ended September 30, 2007 and 2006, respectively. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.

Note 5.   Acquisitions

Project Planning, Incorporated.

On February 9, 2007, the Company purchased Project Planning, Incorporated (“PPI”), a provider of consulting, education, and implementation and support services for enterprise project management solutions based in Andover, Massachusetts. The acquisition was made pursuant to a Stock Purchase Agreement dated February 9, 2007. The aggregate purchase price could be up to $15.0 million, which consists of $13.0 million in cash and 333,333 shares of common stock of the Company valued at $6.64 per share. At closing, the Company paid $4.5 million of the cash portion of the purchase price and delivered to the seller 333,333 shares of the Company’s common stock. The Company could pay up to an additional $9.5 million of the remaining cash portion of the purchase price over a three year period upon satisfaction of certain revenue goals.

The acquisition was accounted for using the purchase method of accounting whereby the total purchase price, including transaction expenses, was allocated to tangible and intangible assets acquired based on estimated fair market values, with the remainder classified as goodwill. The estimated fair market values were obtained by an independent third party valuation provider. Net tangible assets were valued at their respective historical carrying amounts as these approximate fair values.

The Company acquired identifiable intangible assets of $1.2 million.  Of the identifiable intangibles acquired, $1.1 million has been assigned to customer relationships and $30,000 to non-compete agreements. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

Intangible Asset Category	Amortization Period
Customer relationships	6 years
Non-compete agreements	3 years

The following details the allocation of the purchase price for the acquisition:

Cash and cash equivalents	$345
Accounts receivable, no allowance	1,786
Fixed assets, net	41
Other assets	144
Assumed liabilities	(708)
Customer relationships	1,130
Non-compete agreements	30
Goodwill	4,288
$7,056

The following represents a summary of the purchase price consideration:

Cash	$4,465
Issuance of common stock (333,333 shares at $6.64 per share)	2,213
Other direct acquisition costs	378
$7,056

Performance Management Associates, Inc.

On September 14, 2007, the Company acquired Performance Management Associates, Inc. (“PMA”), an Earned Value Management System (“EVMS”) consulting provider. EVMS is an important project management technique that incorporates cost, scheduling and technical performance measurements to provide an outlook on how a project is progressing and to point out potential issues. The acquisition was made pursuant to a Stock Purchase Agreement dated September 14, 2007. The aggregate purchase price could be up to $5.0 million, which consists of $4.5 million in cash and 80,671 shares of common stock of the Company valued at $6.24 per share. At closing, the Company paid approximately $2.0 million of the $2.5 million cash portion of the purchase price holding back $500,000, which is included in accounts payable, and delivered to the seller 80,671 shares of the Company’s common stock. The Company could pay up to an additional $2.0 million of the remaining cash portion of the purchase price over a three year period upon satisfaction of certain retention, revenue and profit targets.

The acquisition was accounted for using the purchase method of accounting whereby the total purchase price, including transaction expenses, was allocated to tangible and intangible assets acquired based on estimated fair market values, with the remainder classified as goodwill. The estimated fair market values were obtained by an independent third party valuation provider. Net tangible assets were valued at their respective historical carrying amounts as these approximate fair values.

As part of the purchase, the Company acquired identifiable intangible assets of $981,000.  Of the identifiable intangibles acquired, $962,000 has been assigned to customer relationships and $19,000 to non-compete agreements. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

Intangible Asset Category	Amortization Period
Customer relationships	4 years
Non-compete agreements	3 years

The following details the preliminary allocation of the purchase price for the acquisition:

Cash and cash equivalents	$720
Accounts receivable, no allowance	1,032
Other assets	13
Assumed liabilities	(1,461)
Customer relationships	962
Non-compete agreements	19
Goodwill	1,895
$3,180

The following represents a preliminary summary of the purchase price consideration:

Cash	$2,405
Issuance of common stock (80,671 shares at $6.24 per share)	503
Other direct acquisition costs	272
$3,180

Unaudited Pro Forma Financial Information

The pro forma combined results set forth below are not necessarily indicative of the results that actually would have occurred if the acquisitions of PPI and PMA had been completed as of the beginning of 2006 or 2007, nor are they necessarily indicative of future consolidated results. The following presents the unaudited pro forma combined results of operations of the Company with the acquisitions (in thousands, except for share information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$25,973	$20,273	$78,579	$61,869
Net income	$1,824	$974	$5,256	$4,426
Pro forma net income per common share:
Basic	$0.10	$0.05	$0.28	$0.23
Diluted	$0.10	$0.05	$0.28	$0.22

Note 6.   Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of amounts related to the 2007 acquisitions, consisting of PPI and PMA. Intangible assets at September 30, 2007 consisted of the following (in thousands):

	Amount	Weighted Average Amortization Period
Client relationships	$2,092	4.9
Non-compete agreements	49	3.0
	2,141
Less: accumulated amortization	(138)
Intangible assets, net	$2,003

The total expected future amortization related to intangible assets are as follows for the years ended December 31:

(in thousands)	Total	Non-Compete Agreements	Customer Relationships
2007	$112	$5	$107
2008	445	16	429
2009	445	16	429
2010	434	5	429
2011	359	—	359
Thereafter	208	—	208
Totals	$2,003	$42	$1,961

The Company recorded amortization expense related to the acquired amortizable intangibles of $61,000 and $138,000 during the three and nine months ended September 30, 2007, respectively. The Company had no amortizable intangibles in 2006.

Goodwill

A summary of goodwill as of September 30, 2007 is as follows (in thousands):

Total
Balance as of January 1, 2007	$—
Acquisition of PPI	4,288
Acquisition of PMA	1,895
Balance as of September 30, 2007	$6,183

Note 7.   Credit Facility

The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restrict the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $3.0 million without the prior written approval of the lender. At September 30, 2007, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit. The bank had issued a letter of credit for $64,000 and $9.9 million was available.

Note 8.   Stockholders’ Equity

The Company’s Board of Directors (“Board”) has previously authorized a plan to repurchase up to $30.0 million of the Company’s common stock. For the nine months ended September 30, 2007 and 2006, the Company repurchased 139,417 shares at a total cost of $842,000 and 1,153,900 shares at a total cost of $7.3 million, respectively. Since the inception of the share repurchase plan, the Company has repurchased 3,354,860 shares at a total cost of $24.2 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan prior to our reincorporation in the state of Delaware were cancelled. After the date of reincorporation (November 30, 2006), the shares are included in treasury shares.

A roll-forward of the Company’s stockholders equity for the nine months ended September 30, 2007 is presented below (in thousands, except share data):

	Nine Months Ended September 30, 2007
	Common Shares	Common Stock and Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Stockholders’ Equity
Balances at December 31, 2006	18,502,827	$39,895	$(664)	$(7,635)	$31,596
Proceeds from the issuance of common stock	172,161	716	—	—	716
Excess tax benefits from stock-based compensation	—	118	—	—	118
Stock-based compensation expense	—	1,285	—	—	1,285
Repurchased treasury shares	(139,417)	—	(842)	—	(842)
Common stock issued for acquisitions	414,004	2,716	—	—	2,716
Net income	—	—	—	5,289	5,289
Balances at December 31, 2006	18,949,575	$44,730	$(1,506)	$(2,346)	$40,878

Note 9.   Commitment and Contingencies

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

Note 10.  Subsequent Event

On November 5, 2007, the Company announced that Mr. Handy, the Company’s Senior Vice President, Chief Financial Officer and Corporate Secretary has put in his resignation from the Company effective November 9, 2007. The Company is actively seeking a replacement and has engaged a national retained search firm for help. In the interim, Dan Hart, Vice President and Controller, will assume the duties of Mr. Handy.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table sets forth certain historical operating results (in millions):

Three Months Ended September 30,

	2007		2006		Change
	$	%	$	%	$	%
Revenue	25.1	100.0	17.0	100.0	8.1	47.6
Cost of revenue	15.0	59.6	10.6	62.4	4.4	41.5
Gross margin	10.1	40.4	6.4	37.6	3.7	57.8
Selling, general and administrative expenses	7.1	28.3	5.9	34.7	1.2	20.3
Operating income	3.0	12.0	0.5	2.9	2.5	500.0
Interest income, net	0.1	0.4	0.2	1.2	(0.1)	(50.0)
Income tax expense	1.3	5.2	0.3	1.8	1.0	333.3
Net income	1.8	7.2	0.4	2.4	1.4	350.0

Revenue. Revenue increased $8.1 million, or 47.6%, to $25.1 million for the three months ended September 30, 2007 compared to $17.0 million for the same period of the prior year. The acquisitions completed in fiscal 2007 contributed $2.7 million or 10.8% of total revenue for the three months ended September 30, 2007. The increase in our revenue was realized across all of our service lines and market verticals. The following table is provided to display our revenue results compared to the same period of the prior year.

For the three months ended September 30, (in millions)	2007	2006	% Growth
Revenues by Market Vertical
Aerospace and Defense (A&D)	$18.1	$12.7	43%
Non Aerospace and Defense (SIIT)	7.0	4.3	63%
Total	$25.1	$17.0	48%

Revenues by Service Line
Competition Management	$13.6	$9.8	39%
Program Services	11.5	7.2	60%
Total	$25.1	$17.0	48%

Starting in 2006, our focus on expanding our Program Services offerings led to two acquisitions in fiscal 2007. These acquisitions, along with our latest solution offerings, have generated consistent sequential quarterly revenue growth. Our growth has also been generated by our Account Executives’ ability to build valued long term relationships with our clients. Our clients repeatedly engage us for our services as they understand how valuable we are in helping them both win and execute on their competitively awarded programs.

Gross Margin. Gross margin increased $3.7 million, or 57.8%, to $10.1 million for the three months ended September 30, 2007 compared to $6.4 million for the same period of the prior year. The increase in gross margin dollars is due to the increase in sales as discussed above and an improvement in our gross margin as a percentage of revenue. As a percentage of revenue, gross margin increased to 40.4% for the three months ended September 30, 2007 compared to 37.6% for the same period of the prior year. The increase was due to an increase in the level of success fees earned and revenue mix. We recorded success fees of $439,000 and $103,000 for the three months ended September 30, 2007 and 2006, respectively. We expect our gross margins to be approximately 39.0% to 40.0% for fiscal year 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) consist principally of salary and benefit costs for executive, sales and administrative personnel, stock-based compensation, depreciation and amortization, training and recruiting, professional services and other general corporate activities.

On July 18, 2007, the Board of Directors accepted the resignation of Cynthia A. Davis as Chief Executive Officer and as a Director, and the Company and Ms. Davis entered into a separation agreement including a mutual release of claims and a payment of $475,000 by the Company. Cathy L. McCarthy was elected as President and Chief Executive Officer following the resignation of Ms. Davis and entered into an employment agreement with the Company, and was granted 200,000 stock options vesting quarterly over four years. Ms. McCarthy was also elected to the Board of Directors. The expense associated with this transition, which includes a payment of $475,000 to Ms. Davis and legal and professional fees of approximately $125,000, are included in SG&A for the three months ended September 30, 2007.

The following table is provided to display our SG&A results segregating these areas of cost for comparison purposes:

For the three months ended September 30, (in millions)	2007	2006	% Growth
SG&A before stock based compensation, acquisitions, and management transition expenses	$5.6	$5.6	0%
Stock based compensation expense	0.4	0.3	33%
Acquisitions SG&A	0.5	—	100%
Management transition expenses	0.6	—	100%
Total SG&A	$7.1	$5.9	20%

Excluding stock based compensation expense, acquisitions, and management transition expenses, SG&A was consistent with the prior year and as a percentage of revenue decreased to 22.3% for the three months ended September 30, 2007, as compared to 32.9% for the same period of the prior year.

Operating Income. Operating income increased $2.5 million, or 500.0% to $3.0 million for the three months ended September 30, 2007, compared to approximately $500,000 for the same period of the prior year. As a percentage of revenue, operating income increased to 12.0% for the three months ended September 30, 2007, as compared to 2.9% for the same period of the prior year. Operating income increased due to the increase in sales and gross profit offset by an increase in SG&A as discussed above.

Income Tax Expense. Our effective income tax rates for the three months ended September 30, 2007 and 2006 were 40.9% and 38.4%, respectively.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets forth certain historical operating results (in millions):

	Nine Months Ended September 30,
	2007		2006		Change
	$	%	$	%	$	%
Revenue	74.2	100.0	53.0	100.0	21.2	40.0
Cost of revenue	45.0	60.6	31.5	59.4	13.5	42.9
Gross margin	29.2	39.4	21.5	40.6	7.7	35.8
Selling, general and administrative expenses	20.6	27.8	17.3	32.6	3.3	19.1
Operating income	8.6	11.6	4.2	7.9	4.4	104.8
Interest income, net	0.3	0.4	0.6	1.1	(0.3)	(50.0)
Income tax expense	3.6	4.9	2.0	3.8	1.6	80.0
Net income	5.3	7.1	2.8	5.3	2.5	89.3

Revenue. Revenue increased $21.2 million, or 40.0%, to $74.2 million for the nine months ended September 30, 2007 compared to $53.0 million for the same period of the prior year. The acquisitions we completed in fiscal 2007 contributed $5.8 million or 7.8% of total revenue for the nine months ended September 30, 2007. The increase in our revenue was realized across all of our service lines and our traditional aerospace and defense vertical. The following table is provided to display our revenue results compared to the same period of the prior year.

For the nine months ended September 30, (in millions)	2007	2006	% Growth
Revenues by Market Vertical
Aerospace and Defense (A&D)	$58.0	$39.0	49%
Non Aerospace and Defense (SIIT)	16.2	14.0	16%
Total	$74.2	$53.0	40%

Revenues by Service Line
Competition Management	$42.9	$33.0	30%
Program Services	31.3	20.0	57%
Total	$74.2	$53.0	40%

Starting in 2006, our focus on expanding our Program Services offerings led to two acquisitions in fiscal 2007. These acquisitions, along with our latest solution offerings, have generated consistent sequential quarterly revenue growth. Our growth has also been generated by our Account Executives’ ability to build valued long term relationships with our clients. Our clients repeatedly engage us for our services as they understand how valuable we are in helping them both win and execute on their competitively awarded programs.

Gross Margin. Gross margin increased $7.7 million, or 35.8%, to $29.2 million for the nine months ended September 30, 2007 compared to $21.5 million for the same period of the prior year. The increase in gross margin dollars is due to the increase in sales as discussed above offset by a decrease in gross margin as a percentage of revenue. As a percentage of revenue, gross margin decreased to 39.4% for the nine months ended September 30, 2007 compared to 40.6% for the same period of the prior year. The decline was due to a reduction in the level of success fees earned and revenue mix. We recorded success fees of $557,000 and $910,000 for the nine months ended September 30, 2007 and 2006, respectively. We expect our gross margins to be approximately 39.0% to 40.0% for fiscal year 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salary and benefit costs for executive, sales and administrative personnel, stock-based employee compensation, depreciation and amortization, training and recruiting, professional services and other general corporate activities.

On March 31, 2007, the Company’s Chairman and Chief Executive Officer, Steven S. Myers, retired and on April 1, 2007, was replaced by Cynthia Davis as Chief Executive Officer. Ms. Davis was also elected to the Board of Directors. A current board member, Dwight Hanger, replaced Mr. Myers as Chairman of the Board. The expense associated with this transition, which includes a retirement payment of $500,000 and legal and professional fees of approximately $200,000, are included in SG&A for the nine months ended September 30, 2007.

Subsequently, effective July 18, 2007, the Board of Directors accepted the resignation of Cynthia A. Davis as Chief Executive Officer and as a Director, and the Company and Ms. Davis entered into a separation agreement including a mutual release of claims and a payment of $475,000 by the Company. Cathy L. McCarthy was elected as President and Chief Executive Officer following the resignation of Ms. Davis and entered into an employment agreement with the Company, and was granted 200,000 stock options vesting quarterly over four years. The expense associated with this transition, which includes a payment of $475,000 to Ms. Davis and legal and professional fees of approximately $125,000, are included in SG&A for the nine months ended September 30, 2007.

The following table is provided to display our SG&A results segregating these areas of cost for comparison purposes:

For the nine months ended September 30, (in millions)	2007	2006	% Growth
SG&A before stock based compensation, acquisitions, and management transition expenses	$16.8	$16.4	2%
Stock based compensation expense	1.3	0.9	44%
Acquisitions SG&A	1.2	—	100%
Management transition expenses	1.3	—	100%
Total SG&A	$20.6	$17.3	19%

SG&A expenses increased $3.3 million, or 19.1%, to $20.6 million for the nine months ended September 30, 2007, as compared to $17.3 million for the same period of the prior year. Excluding stock based compensation, acquisitions, and management transition related expenses, SG&A as a percentage of revenue decreased to 22.6% for the nine months ended September 30, 2007, as compared to 30.9% for the same period of the prior year. The current period increase of approximately $400,000, excluding the items noted in the table above, was due to increased recruiting and training expenses associated with our strong revenue growth.

Operating Income. Operating income increased $4.4 million, or 104.8% to $8.6 million for the nine months ended September 30, 2007, compared to $4.2 million for the same period of the prior year. As a percentage of revenue, operating income increased to 11.6% for the nine months ended September 30, 2007, as compared to 7.9% for the same period of the prior year. Operating income primarily increased due to the increase in sales offset by a decrease in gross profit as a percentage of sales and an increase in selling, general and administrative expenses, as discussed above.

Income Tax Expense. Our effective income tax rates for the nine months ended September 30, 2007 and 2006 were 40.6% and 40.8%, respectively.

Capital Resources and Liquidity

Our working capital increased to $29.1 million at September 30, 2007 from $28.4 million at December 31, 2006. In addition, our cash and cash equivalents plus investments decreased to $9.3 million at September 30, 2007, from $15.1 million at December 31, 2006. The decrease in cash and cash equivalents plus investments was due to the funds used for acquisitions of approximately $6.0 million, our share buyback activity in which the Company repurchased $842,000 of common shares during the nine months ended September 30, 2007, and the increase in the number of day’s sales outstanding (“DSO”). Periodically, when our larger client’s contracts are under renewal we are authorized to continue providing our services while the extended contract is being processed. This process can take two to three months to finalize at which time we invoice all unbilled amounts. Our clients will typically pay the balances within 60 days upon receipt of our invoices. As the majority of these renewals have been completed, we expect to reduce our DSO’s to approximately our historical average DSO of 70 days before the end of this fiscal year.

We believe we have sufficient working capital available under the line of credit and that cash generated by continuing operations will be sufficient to fund operations for at least the next twelve months.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending litigation proceedings to which we are a party or to which any of our property is subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

As previously disclosed in the Current Report on Form 8-K filed by the Company on September 19, 2007, the Company issued 80,671 shares of its common stock to the stockholders of PMA on September 14, 2007, as partial consideration in the amount of approximately $500,000 for the acquisition by the Company of all of the outstanding capital stock of PMA from those stockholders. The issuance of these shares of common stock was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

Information about securities purchased under the Company’s share repurchase program is incorporated by reference to Note 8 to the condensed consolidated financial statements.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
Beginning balance at January 1, 2007	3,215,443	$7.27	3,215,443	$6,639,411
January 2007	139,417	6.04	3,354,860	5,797,093
February 2007	—	—	—	—
March 2007	—	—	—	—
April 2007	—	—	—	—
May 2007	—	—	—	—
June 2007	—	—	—	—
July 2007	—	—	—	—
August 2007	—	—	—	—
September 2007	—	—	—	—
Total as of September 30, 2007	3,354,860	$7.21	3,354,860	$5,797,093

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.   Exhibits

INDEX TO EXHIBITS

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1           Stock Purchase Agreement, by and among Project Planning Inc., Richard Bowe, its Shareholder, and SM&A.

Filed on February 12, 2007 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

2.2           Stock Purchase Agreement, by and among Performance Management Associates, Inc., James A. Wrisley and Paulette Wrisley, its Shareholders, and SM&A.

Filed on September 19, 2007 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

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

10.3         Employment Agreement of Cathy L. McCarthy

Filed on July 23, 2007 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.5         Separation Agreement of Cynthia A. Davis.

Filed on July 23, 2007 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.7         Employment Agreement of James A. Wrisley.

Filed on September 19, 2007 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

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

SM&A
(Registrant)

Dated: November 7, 2007	/s/ STEVE D. HANDY
Steve D. Handy
Senior Vice President, Chief Financial Officer
and Secretary

Dated: November 7, 2007	/s/ CATHY McCARTHY
Cathy McCarthy
President and Chief Executive Officer