Form 10-K
period 2007-12-31
SM&A
filed 2008-03-07
CIK 1050031

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $77,520,996 as of June 29, 2007.

        Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, 19,030,021 shares outstanding at January 31, 2008. Preferred Stock, no shares issued or outstanding at January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's 2008 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
For the Year Ended December 31, 2007

2.3	Stock Purchase Agreement, by and among Performance Management Associates, Inc., James A. Wrisley and Paulette Wrisley, its shareholders, and SM&A
23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
31.1	Certification of Chief Executive Officer under Section 302
31.2	Certification of Chief Financial Officer under Section 302
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," "will," "could," or "would" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in "Risk Factors" under Item 1A, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 19-28. Because of these and other factors that may affect SM&A's operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission ("SEC"), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

HOW TO OBTAIN SM&A SEC FILINGS

        All reports filed by SM&A with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC's public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549. SM&A also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.smawins.com as soon as reasonably practicable after filing such material with the SEC.

PART I

ITEM 1—BUSINESS

        As used in this report, "SM&A," "the Company", "we," "our" and similar terms include SM&A and its subsidiaries, unless the context indicates otherwise.

Overview—Development of Business

        SM&A is the world's leading provider of Competition Management (business capture and proposal development) services, and a leading provider of Program Services (post-award risk mitigation and profit maximizing) services. Under these two service lines, our approximately 400 employees and consultants provide strategy, proposal management, program management, systems engineering, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, systems integration/information technology, and engineering sectors.

        We were founded as a California corporation in 1982 and reincorporated in the state of Delaware in 2006. After sixteen years we completed an initial public offering in January 1998.

Business Strategy

        We support our clients by providing a full array of high-value services that adds to our clients' top line revenue through the more effective management of their proposals and/or improves their bottom line earnings by applying high value technical and management leadership to their awarded programs. While the Company operates in one business segment, our business strategy is to classify the services we offer under the following two categories:

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

Competition Management

        We provide Competition Management services through proprietary proposal management strategies and processes. In conjunction with these processes, we typically assume a leadership role and place dedicated teams at client facilities to manage all aspects of the competitive proposal development effort. Since 1982, we have managed more than 1,200 proposals worth more than $340 billion for our clients and have achieved an 85% win rate on awarded contracts. The combination of our high win rate and reputation has contributed to our dominant market share of Competition Management services outsourced by government contractors, while also leading to an increase in the amount of business from firms interested in winning commercial projects. The phases of our Competition Management services include:

        The Pursuit Phase.    Our team assists the client in the creation of a winning strategy that leads to the selection of sub-contractors, an investment plan, a technical baseline, and a program implementation plan. We typically deliver this support in the form of a small, very high-value team.

        The Proposal Phase.    Our team manages a client team, typically 10 to 200 engineers, information technology specialists and managers, providing full time, hands-on execution of the process from strategy formulation, through all phases of proposal preparation and review, to post-submittal responses to the government's questions. The proposal process typically requires three to twelve months of intense activity at the client's site.

        The Evaluation Phase.    After the proposal is submitted, the proposal team's interaction with the U.S. Government is a critical part of our winning process. We support our clients with a small core team to answer formal questions from the government and prepare the best and final offer. Another area of our action during the government's proposal evaluation period is working with the client's team in preparation for winning the award. Many proposals include a very aggressive start-up phase that requires the delivery of significant products within the first 30 to 60 days after the contract award. We provide management support, program planners and schedulers, systems engineers, and other specialists to assist the client's team to meet early post-award commitments. This support leads naturally into the provision of Program Support services.

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

        Proposal Manager.    The proposal manager is responsible for the timely execution of a client's proposal. All SM&A and client personnel working on the proposal report to the SM&A proposal manager. SM&A proposal managers have strong technical and programmatic backgrounds and generally have had senior level responsibilities, such as vice presidents, general managers, program managers, or chief engineers before coming to work for us. SM&A only assigns individuals as proposal managers who have had significant prior experience with SM&A and our processes.

        Executive Summary Author.    When the proposal requires an executive summary, we often supply our clients with an author capable of fusing a wide array of topics into a compelling short story that explains "why us?" to the customer. These authors often have exceptional presentation expertise, and domain knowledge of the client's industry.

        Technical Volume/Book Leader.    The technical volume can be the most difficult part of a proposal because it forms the foundation of the client's offering, and usually involves the greatest number of client personnel. SM&A technical volume leaders have similar experience profiles to those of proposal managers.

        Management Volume/Book Leader.    Management volumes usually have fewer authors than technical volumes, but are of critical importance as they describe how the client will be organized to accomplish what has been proposed and who will actually lead the effort, and will determine the use of facilities, tools and processes, etc. As a result, SM&A management volume leaders may write more of this volume themselves. Management volume leaders are usually experienced industry senior managers.

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

        Production Support.    During times of intense proposal activity, clients are often understaffed in the area of graphics and word processing personnel. SM&A has a cadre of very experienced and high-quality production support personnel capable of working more quickly and to a higher level than can be obtained through temporary employment agencies or often the clients' own staff.

        Red Team Leader.    Proposals will typically undergo one or more major reviews to ensure quality and consistency. Red Team leaders are senior level managers capable of organizing a very intense two- to three-day review process.

Program Services

        Program Services comprise all aspects of successful program delivery. Since past performance (i.e., a company's contract performance) is a large part of the graded score in competitive federal procurements, our clients especially value our support in this area. Some notable programs for which we provided our services in 2007 include Accenture LTD's U.S. Visit, The Boeing Company's Future Combat Systems and Ground-based Midcourse Defense, and The Raytheon Company's Exo-atmospheric Kill Vehicle. The types of services we provide fall into two basic categories, Program Management Consulting and High Value Program Management Solutions. These two categories include:

  Program Management Consulting

        Leadership and Technical Services.    Our Leadership and Technical Services provide program management and systems engineering leadership to enhance our clients' program performance. SM&A supports the needs of clients' program teams that range from surge support when on-boarding a program, to mentoring inexperienced teams of more junior personnel. SM&A can provide the needed personnel for short periods or for the duration of the program.

        Integrated Staffing™.    Integrated Staffing is uniquely positioned to serve our clients' program support needs. As a division of SM&A, we bring industry knowledge and experience to the execution of complex, technically challenging programs. Our experience across all program phases from planning through execution, coupled with our client-focus and commitment, provide a strong foundation for success. Integrated Staffing offers program support skills critical to the startup, re-plan, or ongoing execution of programs: Systems Engineering, Project Management, Scheduling/Planning, and Business Specialists. Our Associates bring hands-on experience and integrate into client teams to contribute to program success starting from day one. We combine our experience with client processes and tools to accomplish program activities, at your direction and under your management.

  High Value Program Management Solutions

        AwardFee™.    Award fee is a contractual approach used by the buyer to motivate the contractor's performance areas deemed critical to the program's success (e.g. technical, logistics support, cost, and schedule) and is subjectively and quantitatively measured and evaluated. Our solution focuses resources according to the categories, weightings and criteria identified in the contract. Our approach is adapted from our Competition Management process to develop a winning strategy for each award fee evaluation period, improve program implementation, and ensure that every meeting, deliverable and customer communication reinforces the case for maximal award fee.

        Milestone Success™.    The Milestone Success solution helps clients to properly complete Program Reviews and ensure that the program performs on-schedule, remains on-cost and operates at optimum levels. In addition, Milestone Success is designed to increase customer satisfaction through the clear communication of the program's expectations and successes. Our solution provides a strategy-driven process implemented by highly skilled associates with extensive systems engineering and Technical Review experience.

Markets for Competition Management Services

        We assist companies seeking to identify, win and implement new business. Since 1982, we have helped clients win contracts, a service that generated about 56% and 63% of our revenue in 2007 and 2006, respectively. Our major clients' core businesses are in providing various defense and aerospace goods and services to the federal government and represented about 76% and 75% of our proposal management activity in 2007 and 2006, respectively. Our reputation in the market is based on our ability to help our clients win consistently. This reputation for winning provides us with an opportunity to provide new and existing clients with services beyond Competition Management.

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

        Supporting Proposals in Response to Federal Procurements.    According to the Government Electronics and Information Technology Association (GEIA), the federal government will obligate approximately $151 billion in fiscal year 2008 to acquire goods and services from large prime contractors, of which approximately two-thirds to three-quarters will be obligated by the DoD. Federal spending of this nature is expected to remain level in 2008 and may continue at this rate for another two to three years due to resources constrained by the global war on terror, current operations in Iraq and Afghanistan, increased percentage of supplementals allocated to procurement, and current federal deficit pressures. A significant portion of these funds will be spent on information technology goods and services. Much of this procurement spending will be awarded competitively. Companies generally spend from $500,000 to $2 million to prepare a proposal for a must-win program. Federal law and policy encourages this spending and allows companies to seek reimbursement for about 50% of these expenses. Some portion of the money spent to bid on a program is often outsourced and it is this outsourcing for proposal services that represents the majority of our traditional source of revenue. Furthermore, the spending cited above is happening during a time of extreme demographic pressures in the defense and aerospace industry. The defense contractor workforce is retiring in record numbers—by 2010, it is projected that approximately 70,000 defense engineers within the aerospace workforce will become eligible for retirement (Source: Aviation Week & Space Technology, February 2007). If current trends hold, the industry will be able to replace only about half the number expected to retire. For this reason alone we can expect continued outsourcing demand from our clients. Finally, as part of our support to clients in leading the development of a competitive proposal, we often provide competitive strategy services and management consulting services.

        Supporting Proposals in Response to State and Local Procurements.    According to the National Associate of State Budget Officers (December 2007), state and local governments will spend approximately $686 billion on goods and services in 2008. State and local service-based projects are generally smaller and less complex than federal projects, thus making the potential market for our services smaller in the state and local market than in the federal market. As with non-DoD federal procurements, the larger and more complex state and local procurements often involve information technology and we have provided significant support to our clients in assisting the creation of their proposals for state and local government contracts.

        Supporting Proposals in Response to International Government Procurements.    Large international competitions, especially for defense goods among America's allies, are, in many ways, structured similarly to procurements managed by the DoD. We have enjoyed a significant degree of success and involvement with these overseas competitions over the years, especially with our established client base.

        Supporting Proposals in Response to Corporate Procurements.    We believe that large and technically complex corporate procurements have increasingly used a formal request for proposal rather than relationship selling to aid in determining the winning bidder. The processes and tools we developed for helping clients win government contracts are largely applicable in this market as well.

        We project that the U.S. market for our proposal services is at least $1 billion annually for governmental services and substantially larger within the outsourced commercial markets. This assessment is derived from our ongoing analysis of several recognized industry source documents and includes revenues we expect to be generated from DoD, civil, state and local government procurement awards for U.S. based large business concerns (excludes dollars set aside for small business firms).

Factors Driving Growth in Competition Management Services

        We believe the growth of the market for outsourced proposal management is dependent on a number of factors, including but not limited to:

        An Increase in the Defense Spending Budget.    The defense budget is growing in some areas as the need for modernization of aging equipment becomes more pressing, and America's war on terrorism continues. The latter factor will drive defense spending for the foreseeable future. Furthermore, while defense spending appears likely to increase for the next few years, it is important to understand the distinction between spending on ongoing operations and spending on new systems and research and development—the former type of spending is not as beneficial to us as it does not generally result in new competitive procurements.

        The ongoing expansion of Department and Homeland Security responsibilities and its role in the Global War on Terror (GWOT) should also continue to drive increasing need for proposal management services on Federal procurement opportunities.

        An Increase in the Importance of Proposal Management Services.    We believe that various factors in the aerospace and defense industries are contributing to an increased need to win projects. The ongoing consolidation activity in these industries has resulted in fewer, larger firms as well as an increased disparity between the resources of these larger firms and the remaining relatively smaller firms. The large consolidated firms are more motivated to win programs to support their operations and the smaller firms have an even greater need to access the resources necessary to compete with larger firms for programs. The U.S. Government has also conducted a number of "winner-take-all" competitions in which the government chose a single winner from two or more large aerospace suppliers that had historically supplied the products or services. The winners received multi-billion dollar contracts while the losers were either allocated a program subcontract or required to shut down their production facilities and re-assign or lay off several thousand workers. Consequently, proposal management services and a winning outcome have become increasingly crucial to all competitors.

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

        We offer our Program Services as a direct result of client requests to provide such services beginning in the mid-1990s. This service generated about 44% and 37% of our revenue in 2007 and 2006, respectively. The size of this market is in the billions of dollars annually, much of it in support of DoD prime contractors executing research, development, test and evaluation (RDT&E) contracts. According to DoD, in fiscal year 2007, $73 billion was in support of RDT&E programs (see: http://www.defenselink.mil/comptroller/defbudget/fy2007/fy2007_greenbook.pdf). Typically, prime contractors subcontract between 40-70% of the work share on such efforts. NASA, the Department of Energy and large federal and state information technology programs provided added value to this market numbering in the billions of dollars annually.

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

        As previously mentioned, our client base is under demographic pressures. Increased demand for goods and services for defense and homeland security purposes factored in with the accelerating pace of retirements in the industry indicates a shortfall of some 255,000 knowledge workers from 2003 through 2007. About half of this shortfall is due to retirements and half is due to increased demand. We primarily recruit new workers from the ranks of the best and brightest of the newly retired aerospace and information technology community. We believe the industry's experienced personnel challenge is our opportunity. Further analysis can be found in the February 2007 issue of Aviation Week & Space Technology. The article Vanishing Act states, in part, "If current trends hold, the industry will be able to replace only about half of the military engineers that are expected to retire by 2010. And that doesn't take into account the additional engineers that will be needed to accommodate even modest growth in U.S military spending. The bottom line: a potential shortfall of up to 90,000 defense engineers by 2010." This issue is further exacerbated by the difficulty experienced by foreign nations in obtaining the required security clearances to work in the defense and homeland security industries.

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

Major Clients

        We provide our high-end systems engineering and integrated proposal management services to numerous Fortune 100 clients. Our largest clients by percent of revenue received for the year ended December 31, 2007 are:

The Boeing Company	23.1%
Raytheon	15.8
Lockheed Martin Corporation	11.0
Accenture LTD	10.2

60.1%

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

Competition

        We are a niche player providing high-value strategic services that, in most cases, would not be otherwise outsourced. As a result, we most frequently compete with our clients' internal organizations. We believe our core clients continue to labor under demographic pressures and, as a result, their ability to internally staff their requirements for high-value resources will diminish. In addition to our clients' internal capability, we have competitors in our markets for both Competition Management and Program Services. Competitors in the Competition Management services are made up of very small consultancies and individual consultants focusing primarily on proposal development. The largest of these is approximately one-fifth our size. We are able to offer greater depth of capability, a more diversified array of capabilities, and more efficient, better structured processes. We continue to focus on the strategic issues driving our clients' ability to win and high quality execution of their proposals. Competitors for Program Services are by contrast generally very large companies and may have greater marketing, technical, and financial resources than ours. However, our goal is not to be the high volume provider of journeyman technical support, but rather to be the premium provider of high-value strategic support services. Our focus is on delivering very high quality, something that we believe is very difficult for high volume providers to deliver.

        Competition Management Services.    Our biggest competitor in this market is our clients' internal competition management capability. Many of our clients maintain internal business acquisition teams that are designed to handle the procurement of government contracts. The number of such in-house departments has been decreasing in recent years and, therefore, these clients have a limited ability to react to sudden increases in procurement activity or to "must-win" situations. If the client is open to outsourcing, then we are the largest provider of outsourced Competition Management services and principally compete with numerous smaller companies in this highly specialized industry. Our largest competitor is Shipley Associates, an LSI Company.

        Program Services.    The program management, systems engineering and program integration markets are highly competitive and include a large number of highly capable firms in the United States with internal resources of the larger prime contractors being the primary competition. The market is also highly fragmented. We, however, have found increasing opportunities to work with clients who have previously retained us for proposal management services. In doing so, we seek to provide high-value strategic services as opposed to simply providing engineering job shop services as our competitors usually do. Some of our competitors include Booz Allen Hamilton and Pcubed.

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

Development of New Services or Techniques

        In 2006, we introduced one new solution titled Milestone Success™ and one new service offering titled Integrated Staffing™. We plan to continue to develop, sell and deliver new complementary service line extensions that will service our existing and new customers. We rolled out these service lines extensions throughout 2007. We will continue to evaluate additional opportunties as they are identified.

        In addition, we are investing in hiring personnel capable of rapidly setting up and working in collaborative computer networks—increasingly valuable skills needed to support our clients. Furthermore, as proposals have more commonly become electronic rather than paper, we have developed techniques to improve quality and the ease at which the proposal can be evaluated by the government.

Employees

        As of December 31, 2007, we had approximately 400 employees and consultants. Approximately 86% of the employees are Competition Management and Program Services consulting professionals, 3% are account executives and marketing professionals and the remaining 11% are involved in enterprise management which comprises operations management, finance, management information systems, human resources and other administrative functions. We believe that our success depends significantly upon attracting, retaining and motivating talented, innovative and experienced professionals. For this reason, our consultants are comprised of experienced program managers, engineers and skilled technicians, tested in some of the largest and most complex military, commercial and government programs of the past 30 years. The typical consultant has more than 20 years of applicable experience in industry, government and/or the military and a majority of our consultants possess advanced degrees in science, engineering or information technology fields.

        We have a recruitment and training program to help acquire and ensure retention of high quality personnel and to enable us to respond to expanding customer needs. The performance of each of our employees is regularly evaluated both by the team with whom the employee is working and by the client who has engaged us. Our leadership takes an active role in human resources management, including any employee relations issues. We have maintained the highest standards of quality and consultant performance to ensure client satisfaction. We also attract and motivate our professional and administrative staff by offering competitive packages of base salary and incentive compensation and benefits.

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

        We derive a significant portion of revenue from a relatively limited number of clients. Our seven largest customers accounted for 75% and 77% of our revenue for 2007 and 2006, respectively. Clients typically retain our services as needed on an engagement basis rather than pursuant to long-term contracts, and a client can usually terminate the engagement at any time without a significant penalty. Moreover, there can be no assurance that existing clients will continue to engage us for additional assignments or do so at the same revenue levels. The loss of any significant client could materially and adversely affect our business, financial condition and results of operations. In addition, the level of services required by an individual client may diminish over the life of the relationship, and there can be no assurance we will be successful in establishing relationships with new clients as this occurs.

We cannot guarantee that acquisitions, mergers or investments in other companies will be successful.

        When businesses are acquired that we believe will complement, enhance and expand our current business, there can be no assurance that the new business can be integrated successfully and profitably into our operations. This acquisition and investment may also entail the following risks:

  •
  the diversion of our management's attention from our existing business while evaluating acquisitions, investments and other prospective business combinations and thereafter while assimilating the operations and personnel of the new business;

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

        Our common stock was first publicly traded on January 29, 1998 after our initial public offering at $12.00 per share. Between January 29, 1998 and December 31, 2007, the closing sale price has ranged from a high of $31.13 per share to a low of $0.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

  •
  The repurchase of common shares under the share repurchase plan; and

  •
  Worldwide unforeseen activities which may impact U.S. stock exchanges.

Principal stockholder has significant control.

        At December 31, 2007, Steven S. Myers, our former Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 16% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass stockholder resolutions and control our actions.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2—PROPERTIES

        We do not own any real estate. We lease our principal corporate offices adjacent to the John Wayne Airport in Newport Beach, California. We have approximately 31,000 square feet of office space in this location and the term of our lease expires in June 2012. Additionally, we have combined square footage of approximately 3,000 square feet of office space in Andover, Massachusetts and Reston, Virginia, which serves as our East Coast sales support offices, the leases for which expire in October 2009 and May 2008, respectively. We believe our offices are adequate for our present and anticipated near-term need.

ITEM 3—LEGAL PROCEEDINGS

        We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending litigation proceedings to which we are a party or to which any of our property is subject.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5—MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        Our common stock trades on the NASDAQ National Market under the symbol "WINS." The following table sets forth, for the quarters indicated, the high and low closing sale prices as reported on NASDAQ.

	2007		2006
	High	Low	High	Low
First Quarter Ending March 31	$7.78	$5.86	$8.51	$6.35
Second Quarter Ending June 30	$7.59	$6.94	$6.55	$5.73
Third Quarter Ending September 30	$7.36	$5.68	$6.48	$5.75
Fourth Quarter Ending December 31.	$6.96	$5.10	$6.42	$5.44

        As of January 31, 2008, there were approximately 87 stockholders of record of our common stock. The closing sale price of our common stock on the NASDAQ National Market on January 31, 2008 was $6.20 per share.

Dividends

        We have not declared or paid cash dividends to stockholders of our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, capital requirements, and our general financial condition.

Shares Reserved for Future Issuance

        The following table provides information as of December 31, 2007 about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

			(c)
			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights
		(b)
Plan Category		Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders	2,272,448	$7.43	1,134,800
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,272,448	$7.43	1,134,800

Recent Sales of Unregistered Securities

        As previously disclosed in the Current Report on Form 8-K filed by the Company on February 12, 2007, the Company issued 333,333 shares of its common stock to the stockholder of Project Planning, Inc. ("PPI") on February 9, 2007, as partial consideration in the amount of approximately $2.2 million for the acquisition by the Company of all of the outstanding capital stock of PPI from that stockholder. The issuance of these shares of common stock was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

        As previously disclosed in the Current Report on Form 8-K filed by the Company on September 19, 2007, the Company issued 80,671 shares of its common stock to the stockholders of Performance Management Associates, Inc. ("PMA") on September 14, 2007, as partial consideration in the amount of approximately $500,000 for the acquisition by the Company of all of the outstanding capital stock of PMA from those stockholders. The issuance of these shares of common stock was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

        In May 2004, the Company's Board of Directors authorized a plan to repurchase the Company's common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
Beginning Balance	3,215,433	$7.27	3,215,433
January	139,417	6.04	3,354,860
February through December	—	—

2007 Total	139,417	$6.04

Ending Balance	3,354,860	$7.21	3,354,860	$5,797,093

        Information about securities purchased under the Company's share repurchase program is incorporated by reference to Note 10 to the Company's annual report to security holders and the Company's condensed consolidated financial statements contained herein in Item 15 of Part IV.

Performance Graph

        The following graph presents a comparison of the cumulative total stockholder return since December 31, 2002 of the Company's Common Stock, the SIC Code for "Management Consulting Services" and the NASDAQ Market Index. The graph assumes an initial investment of $100 at December 31, 2002 and reinvestment of all dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG SM&A,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

	Years Ending December 31,
	2002	2003	2004	2005	2006	2007
SM&A	100.00	317.07	231.19	223.04	157.18	157.99
SIC Code Index	100.00	136.61	144.54	155.59	187.23	188.33
NASDAQ Market Index	100.00	150.36	163.00	166.58	183.68	201.91

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and the information contained herein in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results. Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R).

	Years Ended December 31,
(in thousands, except per share data)
	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data:
Revenue(1)	$98,336	$71,788	$76,711	$68,954	$75,593
Gross margin	38,922	28,786	32,008	31,193	34,060
Operating income	10,312	5,485	10,436	14,298	19,731
Interest income, net	(403)	(773)	(586)	(192)	(73)
Net income	$6,272	$3,631	$7,081	$9,435	$13,268
Net income per share:
Basic	$0.33	$0.19	$0.35	$0.46	$0.66
Diluted	$0.33	$0.19	$0.34	$0.44	$0.62
Shares used in calculating net income per share:
Basic	18,814	19,098	20,271	20,428	19,991
Diluted	18,985	19,281	20,797	21,521	21,428

	Years Ended December 31,
(in thousands)
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash	$5,422	$15,143	$19,103	$22,148	$17,712
Investments	10,610	—	4,950	—	—
Working capital	28,904	28,387	32,824	31,860	23,833
Total assets	50,678	35,626	38,742	37,383	31,803
Stockholders' equity	42,583	31,596	34,860	32,691	24,433

(1)
Includes revenues in 2007 of $9.8 million contributed from the acquisitions of PPI and PMA in February 2007 and September 2007, respectively.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

        SM&A's discussion and analysis of its financial condition and results of operations are based upon SM&A's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note that preparation of this Annual Report on Form 10-K requires SM&A to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and the reported amounts of revenue and expenses during the reporting period. SM&A bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily derived from other sources. There can be no assurance that actual amounts will not materially differ from those estimates.

        SM&A has identified the policies below as critical to its business operations and the understanding of its results of operations.

        Revenue Recognition.    We recognize revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collection is reasonably assured. The majority of our services are provided under "time and expenses" billing arrangements and revenue is recognized on the basis of hours worked plus other reimbursable contract costs incurred during the period. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenue is also derived from success fees, offered to clients as a pricing option, and recorded as revenue only upon attainment of the specified incentive criteria. Success fees are not billable and revenue is not recorded until the client wins a contract.

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

        Goodwill.    Goodwill represents the excess of purchase consideration over the fair value of assets acquired less liabilities assumed in a business acquisition. The Company accounts for its goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under these rules, goodwill and other intangible assets deemed to have indefinite useful lives are not amortized but are subject to impairment tests at least annually, or more frequently if circumstances occur that indicate impairment may have occurred.

        Stock-Based Compensation.    We recognize stock-based compensation expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." Prior to 2006, we accounted for stock awards under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment" relating to SFAS 123(R). We did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) unless options granted had an exercise price greater than the market value of the underlying common stock on the date of grant. The fair value for each option granted is estimated at the date of grant using a Black-Scholes option pricing model. We estimate the expected life, expected volatility and expected forfeitures of the stock options based upon historical data.

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

        Dividends.    The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

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

Overview

        SM&A is the world's leading provider of Competition Management (business capture and proposal development) services, and a leading provider of Program Services (post-award risk mitigation and profit maximizing) services. Under these two service lines, our approximately 400 employees and consultants provide strategy, proposal management, program management, systems engineering, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, information technology, healthcare and engineering sectors.

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

(in millions)	2007	% of Total Revenue	2006	% of Total Revenue	2005	% of Total Revenue
Revenues by Select Customer Groupings
Revenue from top three customers	$49.1	49.9%	$39.8	55.3%	$48.0	62.6%
Revenue from top five customers	$65.3	66.4%	$50.4	70.2%	$56.4	73.6%
Revenue from top seven customers	$73.5	74.7%	$55.3	77.1%	$61.6	80.3%
Revenue from new customers	$9.4	9.6%	$4.4	6.2%	$6.0	7.8%

        Customer concentration risk is defined as having a significant amount of the Company's revenue being generated on a single project. For example a Program Services project, which we staffed with more than 35 of our associates, generated approximately 15% of our total revenue in 2005. While we continue to provide our services to this program, our client unexpectedly reduced our services over a three month period which led to a reduction in our services by approximately $7.8 million in fiscal 2006 compared to fiscal 2005. While this risk is not evident today, the possibility to provide a significant volume of our solutions and services on any one given program has a high probability to occur.

        Our effort to expand into new markets over the past few years has also improved. As the "Revenues by Market Vertical" table below reveals, our revenues in our less mature non-aerospace and defense vertical realized an increase during 2007 coming off a decline in 2006 revenues. This decline was due to concentration risk at our largest client in this vertical. This one client, for which we provide our Competition Management services through a business process outsourcing arrangement, reduced our services by approximately $5.1 million due to their internal budget pressures. We continue working on diversifying our customer concentration risk at our significant by providing our services across multiple divisions so that no one division can have a significant impact on the total services being provided.

(in millions)	2007	% Growth	2006	% Growth	2005	% Growth
Revenues by Market Vertical
Aerospace and Defense	$75.1	40.4%	$53.5	(1.2)%	$54.1	4.7%
Non-Aerospace and Defense	23.2	26.8%	18.3	(19.0)%	22.6	31.0%

Total	$98.3	36.9%	$71.8	(6.4)%	$76.7	11.2%

        We also realize that our heritage, brand name awareness, and value proposition has historically been tied to our Competition Management services. We have helped our clients win over 1,200 proposals worth more than $340 billion with an 85% win rate on dollars awarded. We are executing towards a strategy that will establish our reputation as not only providing valuable Competition Management services, but also our ability to provide a broad range of high value solutions and leadership on those programs which our clients have been awarded. We feel that we are uniquely positioned to provide our senior leadership and solutions throughout the entire lifecycle of a program; from the initial strategy development to the delivery of the product by our client to their customer. Our end-to-end solutions and senior leadership and experience will help our clients not only win more business, but increase their profitability on their programs through the efficient and effective execution of their program.

        Starting in 2006, our focus on expanding our Program Services offerings led to two acquisitions in fiscal 2007. These acquisitions, along with our latest solution offerings, have generated consistent sequential quarterly revenue growth. Our growth has also been generated by our Account Executives' ability to build valued long term relationships with our clients. Our clients repeatedly engage us for our services as they understand how valuable we are in helping them both win and execute on their competitively awarded programs. The following table summarizes our Program Services revenue breakdown.

(in millions)	2007	% Growth	2006	% Growth	2005	% Growth
Program Services Revenue Breakdown
Award Fee	$0.2	(33.3)%	$0.3	(76.4)%	$1.2	*
Integrated Staffing	8.2	412.5	1.6	*	—	—
Leadership & Technical Services	30.6	24.9	24.5	(21.7)%	31.3	4.3%
Milestone Success	4.0	1900.0	0.2	*	—	—

Total	$43.0	61.7%	$26.6	(18.3)%	$32.5	8.7%

*
Denotes initial year of service offering.

        We have spent the last few years building our infrastructure to support our expected growth. We invested in marketing and new solutions and services collateral; we invested in the creation of numerous training courses and quality initiatives to make sure we were delivering a consistent quality service or solution; we invested in the implementation of an Oracle enterprise resource planning software system and a knowledge management software system; we invested in our recruiting capabilities in order to source quality candidates to provide our broad array of services; and we invested in the development of our new solutions and service offerings. We now believe that we have invested in what is required to manage our expected growth.

        On February 9, 2007, the Company completed an acquisition of Project Planning, Inc. ("PPI"). At closing, SM&A paid total consideration valued at approximately $6.7 million, including $4.5 million in cash, and could pay up to an additional $9.5 million over a three year period upon satisfaction of certain revenue goals for SM&A's Project Planning division. See Note 4 to the Consolidated Financial Statements.

        On September 14, 2007, the Company completed an acquisition of Performance Management Associates, Inc. ("PMA"). At closing, SM&A paid total consideration valued at approximately $2.8 million, including $2.3 million in cash, and could pay up to an additional $1.3 million over a three year period upon satisfaction of certain revenue goals for SM&A's Performance Management division. See Note 4 to the Consolidated Financial Statements.

        We feel confident that our strategy of providing end-to-end high value solutions and services to our customers across the program lifecycle is the correct growth strategy. We believe that our planned fiscal year 2008 growth should lead to increasing shareholder value.

Results of Operations

        We present the table below to show how the operating results have changed over the past three years. Next to each year's results of operations, we provide the relevant percentage of total revenues so that you can make comparisons about the relative change in revenues and expenses.

	Year Ended December 31,
(in millions)
	2007		2006		2005
Revenue:
Competition Management	$55.3	56.3%	$45.2	63.0%	$44.2	57.6%
Program Services	43.0	43.7	26.6	37.0	32.5	42.4

Total revenue	98.3	100.0	71.8	100.0	76.7	100.0
Cost of revenue	59.4	60.4	43.0	59.9	44.7	58.3

Gross margin	38.9	39.6	28.8	40.1	32.0	41.7
Selling, general and administrative expenses	28.6	29.1	23.3	32.5	21.6	28.1

Operating income	10.3	10.5	5.5	7.7	10.4	13.6
Interest income, net	0.4	0.4	0.8	1.1	0.6	0.8
Income taxes	4.4	4.5	2.6	3.6	3.9	5.1

Net income	$6.3	6.4%	$3.7	5.2%	$7.1	9.2%

Comparison of Fiscal Years Ended December 31, 2007, 2006 and 2005

        Revenue.    Revenue increased $26.5 million or 36.9% to $98.3 million in fiscal 2007, compared to $71.8 million for 2006. The acquisitions completed in fiscal 2007 contributed $9.8 million or 10.0% of total revenue in fiscal 2007. The increase in our revenue was realized across all of our service lines and market verticals. Total non-aerospace and defense revenue increased $4.9 million, or 26.8% to $23.2 million as compared to $18.3 million in the prior year. Total aerospace and defense revenue increased 40.4% to $75.1 million compared to $53.5 million for fiscal 2007 and 2006, respectively. During 2007, revenues from our Competition Management and Program Services service lines were 56.3% and 43.7%, respectively, as compared to 63.0% and 37.0% in 2006. We added 32 and 22 new customers in fiscal 2007 and 2006, respectively. These new customers accounted for 10% and 6% of our total revenues in 2007 and 2006, respectively. Revenue from success fees were $780,000 and $900,000 in 2007 and 2006, respectively.

        Starting in 2006, our focus on expanding our Program Services offerings led to two acquisitions in fiscal 2007. These acquisitions, along with our latest solution offerings, have generated consistent sequential quarterly revenue growth. Our growth has also been generated by our account executives' ability to build valued long term relationships with our clients. Our clients repeatedly engage us for our services as they understand how valuable we are in helping them both win and execute on their competitively awarded programs.

        Revenue decreased $4.9 million or 6.4% to $71.8 million in fiscal 2006, compared to $76.7 million for 2005. The decrease in our revenue was realized in our non-aerospace and defense business and due primarily to one client who reduced our service levels due to their internal budget pressures. We increased our service levels with this client at the end of the third quarter of 2006 as the customer entered its new fiscal year. This reduction accounted for a decrease of $5.1 million, or 32.3% compared to the prior year. Total non-aerospace and defense revenue declined $4.3 million, or 19% to

$18.3 million as compared to $22.6 million in the prior year. Total aerospace and defense revenue declined 1.2% to $53.5 million compared to $54.1 million for fiscal 2006 and 2005, respectively. During 2006, revenues from our Competition Management and Program Services service lines were 63.0% and 37.0%, respectively, as compared to 57.6% and 42.4% in 2005. During the second half of 2005 we experienced a significant reduction in services on a Program Services project. The reduction resulted from a client who is experiencing budget pressure on one of their programs. This budget pressure continued throughout 2006 which impacted our ability to continue to service the client at the levels maintained during the first nine months of fiscal 2005. This reduction was offset by an increase in new solution and offering revenue of $1.2 million.

        Gross Margin.    Gross margin increased $10.1 million, or 35.1% to $38.9 million for fiscal 2007 compared to $28.8 million for 2006. As a percentage of revenue, fiscal 2007 gross margin declined to 39.6% as compared to 40.1% in 2006. The decrease in gross margin as a percentage of revenue was due to our mix of services, increased benefit costs, and some moderate increases in some labor rates paid to our associates. We expect that our future gross margins will be consistent with current year.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses ("SG&A") consist principally of salary and benefit costs for executive, sales and administrative personnel, stock-based compensation, depreciation and amortization, training and recruiting, professional services and other general corporate activities.

        On March 31, 2007, the Company's Chairman and Chief Executive Officer, Steven S. Myers, retired and on April 1, 2007, was replaced by Cynthia Davis as Chief Executive Officer. Ms. Davis was also elected to the Board of Directors. A current board member, Dwight Hanger, replaced Mr. Myers as Chairman of the Board. The expense associated with this transition, which includes a retirement payment of $500,000 and legal and professional fees of approximately $200,000, are included in SG&A for the year ended December 31, 2007.

        Subsequently, effective July 18, 2007, the Board of Directors accepted the resignation of Cynthia A. Davis as Chief Executive Officer and as a Director, and the Company and Ms. Davis entered into a separation agreement including a mutual release of claims and a payment of $475,000 by the Company. Cathy L. McCarthy was elected as President and Chief Executive Officer following the resignation of Ms. Davis and entered into an employment agreement with the Company, and was granted 200,000 stock options vesting quarterly over four years. The expense associated with this transition, which includes a payment of $475,000 to Ms. Davis and legal and professional fees of approximately $125,000, are included in SG&A for the year ended December 31, 2007.

        The following table is provided to display our SG&A results segregating these areas of cost for comparison purposes:

For the years ended December 31, (in millions)	2007	2006	% Growth
SG&A before stock based compensation, acquisitions, and management transition expenses	$22.6	$22.0	2.7%
Stock based compensation expense	1.7	1.3	30.8
Acquisitions SG&A, including amortization of intangibles	2.0	—	100.0
Earn-out amount earned by the principal of PPI	1.0	—	100.0
Management transition expenses	1.3	—	100.0

Total SG&A	$28.6	$23.3	22.7%

        SG&A in fiscal 2007 increased $5.3 million, or 22.7%, to $28.6 million, as compared to $23.3 million for the same period of the prior year. As a percentage of revenue, our SG&A decreased to 29.1% for fiscal 2007, compared to 32.5% for 2006. Excluding stock based compensation, acquisitions SG&A and earn-out expenses, and management transition related expenses, SG&A as a percentage of revenue decreased to 23.0% for the year ended December 31, 2007, as compared to 30.6% for the prior year. The current year increase of approximately $600,000, excluding the items noted in the table above, was due to increased recruiting and training expenses associated with our strong revenue growth and our strategic planning efforts.

        SG&A expenses in fiscal 2006 increased $1.7 million, or 7.9%, to $23.3 million, as compared to $21.6 million for the same period of the prior year. As a percentage of revenue, our selling, general and administrative expenses increased to 32.5% for fiscal 2006, compared to 28.1% for 2005. The $1.7 million increase was due to a $1.2 million planned expense related to the development of new solutions for our Program Services business. In addition, we completed the implementation of our Oracle ERP system which included expenses of approximately $600,000 in 2006.

        Operating Income.    Operating income increased $4.8 million, or 87.3%, to $10.3 million in fiscal 2007, compared to $5.5 million for the prior year. As a percentage of revenue, operating income increased to 10.5% for the year ended December 31, 2007, as compared to 7.7% for the prior year. Operating income primarily increased due to the increase in sales offset by a decrease in gross profit as a percentage of sales and an increase in SG&A, as discussed above.

        For fiscal 2006, operating income decreased by $4.9 million, or 47.1%, to $5.5 million compared to $10.4 million for 2005. As a percentage of revenue for fiscal 2006, operating income decreased to 7.7% compared to 13.6% for 2005. The decrease in amount and as a percentage of revenue in fiscal 2006 was due to the increase in SG&A as described above, offset by the increase in gross margin dollars.

        Interest Income, net.    Interest income net, decreased by $370,000, or 47.9%, to $403,000 for 2007 compared to interest income, net of $773,000 for the same period of the prior year. This decrease is attributable to cash consideration paid for acquisitions completed during 2007 and the results of lower interest rates earned on cash investments.

        Income Tax Expense.    Our effective income tax rate for fiscal 2007 was 41.5% compared to 42.0% in 2006. Our effective income tax rate for fiscal 2006 was 42.0% compared to 35.8% in 2005. During 2006, the Company recorded an increase to income tax expense of approximately $40,000, which related to an increase in tax expense from an income tax examination.

Liquidity and Capital Resources

        The following summarizes the key components of the Company's cash flows for the years ended December 31:

(in thousands)	2007	2006	2005
Net cash provided by operating activities	$9.6	$1.4	$12.2
Net cash (used in) provided by investing activities	(19.5)	3.2	(6.8)
Net cash provided by (used in) financing activities	0.2	(8.2)	(8.1)
Net cash used in discontinued operations	(0.0) *	(0.4)	(0.3)

Net (decrease) increase in cash	$(9.7)	$(4.0)	$(3.0)

    *
    The net cash used in discontinued operations for the year ended December 31, 2007 was $42,000.

        Net increase in net cash provided by operating activities in fiscal 2007 as compared to 2006 and 2005 was due to an increase in other current liabilities of $2.1 million and the change in accounts receivable of $406,000 inflow, $5.3 million outflow and $2.8 million inflow in fiscal 2007, 2006 and 2005, respectively. In 2007 we improved on our timing of our collection cycle which generated $406,000 compared to a cash outflow of $5.3 million in fiscal 2005. The increase in fiscal 2007 was offset by decreases in prepaid expenses and other current assets of $1.1 million and an increase of accounts payable of $788,000.

        Net cash used in investing activities was $19.5 million in 2007, down from the cash provided of $3.2 million from 2006 and up from the cash used of $6.8 million from 2005. The increase in cash used in investing activities was a result of $10.6 million net cash outflows from the purchases of short term investments in marketable securities and $8.1 million cash outflows of cost of acquisitions, net of cash acquired.

        Net cash provided by financing activities was $234,000 in fiscal 2007 compared to cash usages of $8.2 million and $8.1 million in fiscal 2006 and 2005, respectively. In addition, we received cash proceeds from the issuance of common stock of $862,000, $519,000 and $2.0 million in fiscal 2007, 2006 and 2005, respectively. This increase was offset by cash outflows of $842,000, $8.7 million and $10.1 million in fiscal 2007, 2006 and 2005 related to the Company's share repurchase program.

        The Company's Board of Directors ("Board") has previously authorized a plan to repurchase up to $30.0 million of the Company's common stock. For the years ended December 31, 2007 and 2006, the Company repurchased 139,417 shares at a total cost of $842,000 and 1,402,277 shares at a total cost of $8.7 million, respectively. Since the inception of the share repurchase plan, the Company has repurchased 3,354,860 shares at a total cost of $24.2 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan prior to our reincorporation in the state of Delaware were cancelled. After the date of reincorporation (November 30, 2006), the shares are included in treasury shares. The Company currently has approximately $5.8 million remaining in share repurchase authorization.

        Cash and cash equivalents decreased $9.7 million during the year to $5.4 million at the end of 2007, due to cash used for acquisitions.

        The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restrict the Company's ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $3.0 million without the prior written approval of the lender. At December 31, 2007, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit. At December 31, 2007, $10.0 million was available.

        On February 9, 2007, the Company completed an acquisition of Project Planning, Inc. ("PPI"). At closing, SM&A paid total consideration valued at approximately $6.7 million, including $4.5 million in cash, and could pay up to an additional $9.5 million over a three year period upon satisfaction of certain revenue goals for SM&A's Project Planning division. See Note 4 to the Consolidated Financial Statements.

        On September 14, 2007, the Company completed an acquisition of Performance Management Associates, Inc. ("PMA"). At closing, SM&A paid total consideration valued at approximately $2.8 million, including $2.3 million in cash, and could pay up to an additional $1.3 million over a three year period upon satisfaction of certain revenue goals for SM&A's Performance Management division. See Note 4 to the Consolidated Financial Statements.

        We believe we have sufficient working capital available under the line of credit and cash generated by continuing operations will be sufficient to fund operations for at least the next twelve months.

Contractual Obligations

        The payments due on our contractual obligations at December 31, 2007 are as follows:

(in thousands)	Total	1 Year or Less	1-3 Years	4-5 Years	After 5 Years
Operating leases	$4,604	$1,005	$2,021	$1,578	$—
Capital leases	486	108	216	162	—

Total	$5,090	$1,113	$2,237	$1,740	$—

Off-Balance Sheet Arrangements

        None.

Recently Issued Financial Accounting Standards

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure related to uncertain tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued proposed FASB Staff Position ("FSP") SFAS No. 157-2, "Effective Date of FASB Statement No. 157," which defers the effective date for adoption of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company will adopt SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to elect to measure financial assets and liabilities (except for those that are specifically carved out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between the carrying value and the fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The Company will adopt SFAS 159 effective January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on the consolidated financial statements of the Company.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for our fiscal year beginning January 1, 2009. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We have not yet determined the impact of adopting SFAS 160 on the Company's financial position, results of operations or cash flows.

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

ITEM 8—CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        Our Consolidated Financial Statements are annexed to this Report as pages F-2 through F-20. An index to such materials appears on page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On June 21, 2006, the Company engaged BDO Seidman, LLP ("BDO"), as the Company's independent registered public accounting firm, replacing Ernst & Young LLP ("EY"), which resigned as our independent accountants effective May 18, 2006. The change in independent accountants was approved by the Company's board of directors upon the recommendation of the audit committee.

        The audit reports of EY on the consolidated financial statements for the Company as of and for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. As noted below, these financial statements were restated in an Amendment No. 1 to Form 10-K/A on May 15, 2006.

        During the audits of the Company's financial statements for the two years ended December 31, 2005 and 2004 and in connection with EY's review of the subsequent interim period through May 18, 2006, there were no disagreements with EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EY, would have caused it to make reference to the subject matter of the disagreement in connection with its report, except for the following:

  •
  In March 2006, the Company received a comment letter from the Securities and Exchange Commission staff in connection with the staff's review of the Company's Form 10-K for the year ended December 31, 2005 that, among other things, asked the Company to explain the accounting for certain share repurchase transactions. Following receipt of the comment letter, the Company's management, the Chairman of the Company's Audit Committee of its Board of Directors, and EY had numerous and lengthy discussions, and disagreed regarding possible errors in accounting for transactions that occurred in 2004 and 2005. The Company believed that these share repurchases were not compensatory and EY supported a contrary opinion. At no time did EY assert that the Company failed to provide its auditors all relevant facts with respect to the transactions during the completion of the audits for fiscal years 2004 and 2005. Ultimately, the SEC staff orally stated to the Company that the staff believed that the transactions were compensatory and requested that the Company restate its financial statements for the year ended December 31, 2005, and to review and consider whether the Company should restate its financial statements for the year ended December 31, 2004. Subsequently, the Company restated its consolidated financial statements for the years ended December 31, 2005 and 2004 in Amendment No. 1 to Form 10-K/A filed on May 15, 2006. EY issued an opinion with respect to the restated financial statements without qualification as stated above.

        The Company has authorized EY to respond fully to the inquiries of the Company's subsequent accountants concerning the subject matter of the disagreement referenced above. In the registrant's two most recent fiscal years and in the subsequent interim period through May 18, 2006, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.

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

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management (under the supervision and with the participation of the chief executive officer and the chief financial officer) has conducted an evaluation of its internal control over financial reporting based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Based on this evaluation, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2007.

        BDO Seidman, LLP, the independent registered public accounting firm that audited the Company's financial statements included in the Form 10-K, has issued an attestation report on management's effectiveness of internal control over financial reporting as of December 31, 2007, which is included below.

Changes in Internal Control

        No change in internal control over financial reporting was made during 2007 that materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
SM&A
Newport Beach, CA

        We have audited SM&A's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SM&A's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, SM&A maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SM&A as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007 and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP

Costa Mesa, California
March 7, 2008

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this item is incorporated herein by reference to the registrant's Definitive Proxy Statement with respect to the 2008 Annual Meeting of Stockholders to be filed with the SEC in March 2008, pursuant to Regulation 14A.

Code of Business Conduct

        The Company has adopted a Code of Business Conduct applicable to all employees. This Code is applicable to senior financial executives including the principal executive officer, principal financial officer and principal accounting officer of the Company. SM&A's Code of Business Conduct is available on the Company's Web site at www.smawins.com under "Investor Relations > Corporate Governance." The Company intends to post on its web site any amendments to, or waivers from its Code of Business Conduct applicable to senior financial executives. A free copy is available upon request.

ITEM 11—EXECUTIVE COMPENSATION

        Information required by this item is incorporated herein by reference to the registrant's Definitive Proxy Statement with respect to the 2008 Annual Meeting of Stockholders to be filed with the SEC in March 2008, pursuant to Regulation 14A.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plan
Beginning Balance	3,215,433	$7.27	3,215,433
January	139,417	6.04	3,354,860
February through December	—	—	—

2007 Total	139,417	$6.04

Ending Balance	3,354,860	$7.21	3,354,860	$5,797,093

        In May 2004, the Company's Board of Directors authorized a plan to repurchase the Company's common stock. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The timing and amount of the share repurchases will be at the discretion of management and will be based on such factors as the stock price, general economic and market conditions, and other factors. The share repurchase plan may be suspended or discontinued at any time.

        Information about securities purchased under the Company's share repurchase program is incorporated by reference to Note 10 to the Company's annual report to security holders and the Company's condensed consolidated financial statements contained herein in Item 15 of Part IV.

        Additional information required by this item is incorporated herein by reference to the registrant's Definitive Proxy Statement with respect to the 2008 Annual Meeting of Stockholders to be filed with the SEC in March 2008, pursuant to Regulation 14A.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is incorporated herein by reference to the registrant's Definitive Proxy Statement with respect to the 2008 Annual Meeting of Stockholders to be filed with the SEC in March 2008, pursuant to Regulation 14A.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this item is incorporated herein by reference to the registrant's Definitive Proxy Statement with respect to the 2008 Annual Meeting of Stockholders to be filed with the SEC in March 2008, pursuant to Regulation 14A.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Documents filed as part of this report:

  (1)
  Index to Consolidated Financial Statements

    (2)
    Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2007, 2006 and 2005	F-25

        All other financial statement schedules have been omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SM&A
Newport Beach, CA

        We have audited the accompanying consolidated balance sheets of SM&A as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SM&A at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2007.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-based Payment."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SM&A's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP

Costa Mesa, California
March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SM&A

        We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of SM&A's operations and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Orange County, California February 20, 2006

SM&A

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,422	$15,143
Investments	10,610	—
Accounts receivable, net of allowance of $200	18,171	15,759
Prepaid expenses and other current assets	2,011	871

Total current assets	36,214	31,773
Fixed assets, net	3,399	3,446
Goodwill	8,278	—
Intangibles, net	1,892	—
Other assets	895	407

	$50,678	$35,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,925	$1,232
Accrued compensation and related benefits	3,508	2,112
Accrued contingent consideration	1,750	—
Other current liabilities	127	42

Total current liabilities	7,310	3,386
Other liabilities	785	644

Total liabilities	8,095	4,030

Commitments and contingencies
Stockholders' equity:
Preferred stock, 0.0001 par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, 0.0001 par value, 50,000,000 shares authorized; issued and outstanding shares were 19,250,714 and 18,998,110, and 18,616,014 and 18,502,827 at December 31, 2007 and 2006, respectively	2	2
Additional paid-in capital	45,450	39,893
Treasury stock, at cost	(1,506)	(664)
Accumulated deficit	(1,363)	(7,635)

Total stockholders' equity	42,583	31,596

	$50,678	$35,626

See accompanying notes to consolidated financial statements.

SM&A

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenue	$98,336	$71,788	$76,711
Cost of revenue	59,414	43,002	44,703

Gross margin	38,922	28,786	32,008
Selling, general and administrative expenses	28,610	23,301	21,572

Operating income	10,312	5,485	10,436
Interest income, net	403	773	586

Income before income taxes	10,715	6,258	11,022
Income tax expense	4,443	2,627	3,941

Net income	$6,272	$3,631	$7,081

Net income per share:
Basic	$0.33	$0.19	$0.35
Diluted	$0.33	$0.19	$0.34
Shares used in calculating net income per share:
Basic	18,814	19,098	20,271
Diluted	18,985	19,281	20,797

See accompanying notes to consolidated financial statements.

SM&A

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Treasury Stock
			Additional Paid-In Capital			Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances at December 31, 2004	20,218	$51,038	$—	—	$—	$(18,347)	$32,691
Shares purchased under repurchase program	(1,188)	(10,060)	—	—	—	—	(10,060)
Shares issued upon exercise of options	711	1,365	—	—	—	—	1,365
Stock-based compensation expense, net of tax	—	1,346	—	—	—	—	1,346
Income tax effect from exercise of stock options	—	1,846	—	—	—	—	1,846
Shares issued for employee stock purchase plan	77	591	—	—	—	—	591
Net income and comprehensive income	—	—	—	—	—	7,081	7,081

Balances at December 31, 2005	19,818	46,126	—	—	—	(11,266)	34,860
Reincorporation reclassification	—	(46,124)	46,124	—	—	—	—
Shares purchased under repurchase program	(1,289)	—	(8,014)	(113)	(664)	—	(8,678)
Shares issued upon exercise of options	7	—	10	—	—	—	10
Stock-based compensation expense	—	—	1,267	—	—	—	1,267
Excess tax benefits from stock-based compensation	—	—	(3)	—	—	—	(3)
Shares issued for employee stock purchase plan	80	—	509	—	—	—	509
Net income and comprehensive income	—	—	—	—	—	3,631	3,631

Balances at December 31, 2006	18,616	2	39,893	(113)	(664)	(7,635)	31,596
Shares purchased under repurchase program	—	—	—	(139)	(842)	—	(842)
Shares issued upon exercise of options	133	—	352	—	—	—	352
Stock-based compensation expense	—	—	1,714	—	—	—	1,714
Excess tax benefits from stock-based compensation	—	—	214	—	—	—	214
Shares issued for employee stock purchase plan	80	—	511	—	—	—	511
Shares issued to an employee	7	—	50	—	—	—	50
Common stock issued for acquisitions	414	—	2,716	—	—	—	2,716
Net income and comprehensive income	—	—	—	—	—	6,272	6,272

Balances at December 31, 2007	19,251	$2	$45,450	(252)	$(1,506)	$(1,363)	$42,583

See accompanying notes to consolidated financial statements.

SM&A

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,272	$3,631	$7,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,269	888	570
Stock based compensation expense	1,765	1,267	1,346
Excess tax benefits from stock-based compensation	(214)	—	1,846
Deferred income taxes	(696)	(244)	34
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	406	(5,324)	2,763
Prepaid expenses and other current assets	(1,059)	684	(903)
Accounts payable	(788)	470	(430)
Accrued compensation and related benefits	688	(17)	336
Other liabilities	1,949	14	(420)

Net cash provided by operating activities	9,592	1,369	12,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(790)	(1,763)	(1,883)
Proceeds for the sale of fixed assets	18	—	—
Purchases of marketable securities	(20,610)	—	(4,950)
Proceeds from sale of marketable securities	10,000	4,950	—
Cost of acquisitions, net of cash acquired	(8,123)	—	—

Net cash (used in) provided by investing activities	(19,505)	3,187	(6,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	862	519	1,956
Excess tax benefits from stock-based compensation	214	(3)	—
Payment for repurchase of shares	(842)	(8,678)	(10,060)

Net cash provided by (used in) financing activities	234	(8,162)	(8,104)

Net decrease in cash and cash equivalents from continuing operations	(9,679)	(3,606)	(2,714)
Net cash used in discontinued operations by operating activities	(42)	(354)	(331)

Net decrease in cash and cash equivalents	(9,721)	(3,960)	(3,045)
Cash and cash equivalents at beginning of year	15,143	19,103	22,148

Cash and cash equivalents at end of year	$5,422	$15,143	$19,103

SUPPLEMENTAL INFORMATION—CASH PAID FOR:
Interest	$20	$—	$—

Income taxes	$5,826	$2,239	$4,436

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Common stock issued for acquisitions	$2,716	$—	$—
Common stock issued to an employee	$50	$—	$—
Assets acquired under a capital lease	$160	$—	$—
Net change in tenant leasehold improvement incentive	$—	$—	$221

See accompanying notes to consolidated financial statements.

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007, 2006, and 2005

As used herein, "SM&A," "Company," "its," and similar terms include SM&A and subsidiaries, unless the context indicates otherwise.

Note 1. Description of Business and Summary of Significant Accounting Policies

        Description of Business.    SM&A is a leading provider of Competition Management (business capture and proposal development) services, and a leading provider of Program Services (post-award risk mitigation and profit maximizing) services. Under these two service lines, our approximately 400 employees and consultants provide strategy, proposal management, program management, systems engineering, program planning, and other high-value technical support to major industrial customers in the defense, homeland security, aerospace, systems integration/information technology, and engineering sectors. The Company operates in one business segment and conducts substantially all of its business in the United States.

        Reclassifications.    In 2005 amounts have been reclassified out of common stock to additional paid-in capital to conform to the current period $0.0001 common stock par value presentation in accordance with the Company's reincorporating in Delaware.

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

        Revenue Recognition.    The Company recognizes revenue from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectibility is reasonably assured. The majority of the Company's services are provided under "time and expenses" billing arrangements and revenue is recognized on the basis of hours utilized, and other reimbursable contract costs incurred during the period. Revenue is directly related to the total number of hours billed to clients and the associated hourly billing rates. A limited amount of revenue is also derived from success fees offered to clients as a pricing option, and recorded as revenue only upon the attainment of the specified incentive criteria. Success fees are not billable and revenue is not recorded until the customer wins a contract.

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Concentrations of Credit Risk and Major Customers.    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company's accounts receivable are derived from revenue earned from customers primarily in the United States. The majority of the Company's receivables are from large companies in the aerospace and defense industries. The Company controls credit risk through credit approvals and monitoring procedures and, generally, does not require collateral or other security to support financial instruments subject to credit risk. Management must make estimates regarding the collection of its accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Credit losses have historically been within management's expectations. Included in accounts receivable at December 31, 2007 and 2006, is $2.8 million and $2.0 million, respectively, of unbilled receivables related to earned revenues for which invoices have not yet been sent to clients.

        Customers representing more than 10% of the Company's revenue and accounts receivable are as follows:

	Revenue Years Ended December 31,			Accounts Receivable at December 31,
	2007	2006	2005	2007
The Boeing Company	23.1%	27.0%	27.4%	24.8%
Raytheon	15.8	13.5	*	14.2
Lockheed Martin Corporation	11.0	*	14.6	11.7
Accenture LTD	10.2	14.8	20.5	13.2

Total	60.1%	55.3%	62.5%	63.9%

    *
    Did not meet 10% criteria.

        Fair Value of Financial Instruments.    The carrying value of cash and cash equivalents, investments, accounts receivable, payables, and accrued liabilities are measured at cost and approximate their respective fair values because of the short maturities of these instruments.

        Fixed Assets.    Fixed assets are stated at cost less accumulated depreciation, and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are being amortized over the shorter of the useful life or lease term.

        Goodwill.    Goodwill represents the excess of purchase consideration over the fair value of assets acquired less liabilities assumed in a business acquisition. The Company accounts for its goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

        Impairment.    Long-lived assets are reviewed and are subject to impairment tests at least annually, or more frequently if circumstances occur that indicate impairment may have occurred. Conditions that would necessitate an impairment assessment include a significant decline in the observable market

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows. Long-lived assets to be disposed of are carried at fair value less costs of sale.

        Marketing and Advertising Expense.    Marketing expenses consist of advertising, promotional and public relations expenditures. The Company expenses general media advertising costs as incurred. Advertising expense and other promotional costs were $15,000, $291,000 and $435,000 in 2007, 2006 and 2005, respectively.

        Stock-Based Compensation.    Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment," Which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("ESPP"), based on estimated fair values. The following details the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2005:

(in thousands except for per share information)	Year Ended December 31, 2005
Net income—as reported	$7,081
Share-based compensation expense included in reported net income, net of related tax effect	1,346
Total share-based compensation expense, net of related tax effect	(1,923)

Net income—pro forma	$6,504

Basic income per share—as reported	$0.35
Basic income per share—pro forma	$0.32
Diluted income per share—as reported	$0.34
Diluted income per share—pro forma	$0.31

        The expected life of options granted represents the period of time for which the options are expected to be outstanding. The Company estimates the volatility of its common stock-based upon its historical stock price volatility. Beginning April 1, 2007, volatility is estimated over the expected life of the option. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the date of grant. The Company does not currently anticipate paying any cash dividends on its common stock. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS 123(R) requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. To determine an expected forfeiture rate, the Company examined the historical employee turnover rate since inception. Forfeitures are based on historical data specific to employee characteristics. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

        Prior to adopting SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. As a result of adopting SFAS 123(R), excess tax benefits for the year ended December 31, 2007 and 2006 have been classified as a financing cash outflow.

        Income Taxes.    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." As such, deferred tax assets and liabilities are recognized based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates. The Company provides a valuation allowance when it is more likely than not that some of the deferred tax assets will not be realized.

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

        The following table illustrates the number of shares used in the computation of basic and diluted net income per share:

(in thousands)	2007	2006	2005
Denominator for basic income per common share—weighted average shares	18,814	19,098	20,271
Incremental common shares attributable to dilutive outstanding stock options	171	183	526

Denominator for diluted income per common share	18,985	19,281	20,797

Anti-dilutive options excluded from the diluted income per share reconciliation	1,484	1,355	545

        Comprehensive Income.    SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years ended December 31, 2007, 2006 and 2005, comprehensive income equaled net income.

        Recent Accounting Pronouncements.    In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

expected to be taken in an enterprise's tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure related to uncertain tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued proposed FASB Staff Position ("FSP") SFAS No. 157-2, "Effective Date of FASB Statement No. 157," which defers the effective date for adoption of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company will adopt SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to elect to measure financial assets and liabilities (except for those that are specifically carved out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between the carrying value and the fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The Company will adopt SFAS 159 effective January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on the condensed consolidated financial statements of the Company.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for our fiscal year beginning January 1, 2009. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We have not yet determined the impact of adopting SFAS 160 on the Company's financial position, results of operations or cash flows.

Note 2. Fixed Assets

        A summary of fixed assets follows at December 31:

(in thousands)	2007	2006
Computer equipment	$1,963	$1,800
ERP System	3,470	2,790
Furniture and equipment	323	373
Leasehold improvements	711	711

	6,467	5,674
Less accumulated depreciation and amortization	(3,068)	(2,228)

	$3,399	$3,446

        Depreciation expense was $1.0 million, $887,000 and $604,000 in 2007, 2006 and 2005, respectively, of which $53,000, $51,000 and $64,000 are included in cost of sales, and $967,000, $836,000 and $540,000 are included in selling, general and administrative expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 3. Investments in Marketable Securities

        During the year ended December 31, 2007, the Company purchased short-term state issued securities for $20.6 million and sold $10.0 million of its marketable securities for investment activities. There were no realized gains or losses upon disposal. For the years ended December 31, 2007, 2006 and 2005, our interest income on these investments was approximately $215,000, $97,000 and $21,000.

Note 4. Acquisitions

Project Planning, Incorporated.

        On February 9, 2007, the Company purchased Project Planning, Incorporated ("PPI"), a provider of consulting, education, and implementation and support services for enterprise project management solutions based in Andover, Massachusetts. The acquisition continues SM&A's focus on adding capabilities to provide end-to-end customer solutions and will further expand our Program Services solutions. The acquisition was made pursuant to a Stock Purchase Agreement dated February 9, 2007. The aggregate purchase price could be up to $15.0 million, which consists of $13.0 million in cash and 333,333 shares of common stock of the Company valued at $6.64 per share. At closing, the Company paid $4.5 million of the cash portion of the purchase price and delivered to the seller 333,333 shares of the Company's common stock. The Company could pay up to an additional $9.5 million of the remaining cash portion of the purchase price over a three year period upon satisfaction of certain revenue goals. If earned, $3.5 million of the additional payment will be allocated to goodwill and the

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 4. Acquisitions (Continued)

remainder will be recorded as a selling, general and administrative expense. As of December 31, 2007, the selling shareholder of PPI earned approximately $2.7 million of the remaining cash portion of the purchase price, which $1.8 million was additional purchase price and $958,000 was recorded as a selling, general and administrative expense.

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

        The Company acquired identifiable intangible assets of $1.2 million. Of the identifiable intangibles acquired, approximately $1.1 million has been assigned to customer relationships and $30,000 to non-compete agreements.

        The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

Intangible Asset Category	Amortization Period
Customer relationships	6 years
Non-compete agreements	3 years

        The following represents a summary of the purchase price consideration:

Cash	$4,465
Issuance of common stock (333,333 shares at $6.64 per share)	2,213
Contingent consideration arrangement	1,750
Other direct acquisition costs	378

$8,806

        The following details the allocation of the purchase price for the acquisition:

Cash and cash equivalents	$345
Accounts receivable, no allowance	1,786
Fixed assets	41
Other assets	136
Assumed liabilities	(708)
Customer relationships	1,130
Non-compete agreements	30
Goodwill	6,046

$8,806

Performance Management Associates, Inc.

        On September 14, 2007, the Company acquired Performance Management Associates, Inc. ("PMA"), an Earned Value Management System ("EVMS") consulting provider. EVMS is an important

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 4. Acquisitions (Continued)

project management technique that incorporates cost, scheduling and technical performance measurements to provide an outlook on how a project is progressing and to point out potential issues. The acquisition continues SM&A's focus on adding capabilities to provide end-to-end customer solutions and will further expand our Program Services solutions. The acquisition was made pursuant to a Stock Purchase Agreement dated September 14, 2007, as amended. The aggregate purchase price could be up to $5.0 million, which consists of $4.5 million in cash and 80,671 shares of common stock of the Company valued at $6.24 per share. At closing, the Company paid approximately $2.3 million cash and delivered to the seller 80,671 shares of the Company's common stock. The Company could pay up to an additional $1.3 million of the remaining cash portion of the purchase price over a three year period upon satisfaction of certain revenue targets. If earned, the additional payment will be allocated to goodwill.

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

Intangible Asset Category	Amortization Period
Customer relationships	4 years
Non-compete agreements	3 years

        The following represents a preliminary summary of the purchase price consideration:

Cash	$2,325
Issuance of common stock (80,671 shares at $6.24 per share)	503
Other direct acquisition costs	270

$3,098

        The following details the preliminary allocation of the purchase price for the acquisition:

Cash and cash equivalents	$720
Accounts receivable, no allowance	1,032
Other assets	13
Assumed liabilities	(1,491)
Customer relationships	962
Non-compete agreements	19
Deferred income taxes on intangible assets	(389)
Goodwill	2,232

$3,098

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 4. Acquisitions (Continued)

Unaudited Pro Forma Financial Information

        The pro forma combined results set forth below are not necessarily indicative of the results that actually would have occurred if the acquisitions of PPI and PMA had been completed as of the beginning of 2007 or 2006, nor are they necessarily indicative of future consolidated results. The following presents the unaudited pro forma combined results of operations of the Company with the acquisitions.

	Years Ended December 31,
(in thousands, except for share information)
	2007	2006
Revenue	$102,664	$83,814
Net income	$6,239	$5,773
Pro forma net income per common share:
Basic	$0.33	$0.30
Diluted	$0.33	$0.29

Note 5. Intangible Assets and Goodwill

Intangible Assets

        Intangible assets consist of amounts related to the 2007 acquisitions, consisting of PPI and PMA. Intangible assets at December 31, 2007 consisted of the following:

(in thousands)	Amount	Weighted Average Amortization Period
Customer relationships	$2,092	4.9
Non-compete agreements	49	3.0

	2,141
Less: accumulated amortization	(249)

Intangible assets, net	$1,892

        The total expected future amortization related to intangible assets are as follows for the years ended December 31:

(in thousands)	Total	Non-Compete Agreements	Customer Relationships
2008	$445	$16	$429
2009	445	16	429
2010	434	5	429
2011	359	—	359
2012 and thereafter	209	—	209

Totals	$1,892	$37	$1,855

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 5. Intangible Assets and Goodwill (Continued)

        The Company recorded amortization expense related to the acquired amortizable intangibles of $249,000 during the year ended December 31, 2007. The Company had no amortizable intangibles in 2006.

Goodwill

        A summary of goodwill as of December 31, 2007 is as follows:

(in thousands)	Goodwill
Balance as of January 1, 2007	$—
Acquisition of PPI	6,046
Acquisition of PMA	2,232

Balance as of December 31, 2007	$8,278

Note 6. Related Party Transactions

        Prior to 2007, the Company periodically leased aircraft from SummitJets, Inc., which is owned by the Company's former Chairman and Chief Executive Officer. The lease rate was determined through a review of prevailing market rates for such services. During the year ended December 31, 2006 and 2005, the Company recorded an expense of $149,000 and $121,000, respectively. The expense is included in selling, general and administrative expenses.

        In March 2005, the Company facilitated the exercising of stock options upon the retirement of a former member of the Board of Directors ("Board"). Upon the exercising of the options, the Company repurchased 15,000 shares for a total discounted cost of $117,000. In April 2005, the Company facilitated the exercising of stock options upon the retirement of a former member of the Board. Upon the exercising of the options, the Company repurchased 200,000 shares for a total discounted cost of $1.7 million. In April 2005, the Company facilitated the exercising of stock options upon the resignation of the former President and Chief Operating Officer. Upon the exercising of the options, the Company repurchased 150,625 shares for a total discounted cost of $1.2 million. The Company purchased all the shares at a 3.6% discount. The Company recorded $2.2 million of stock compensation expenses for these transactions as a result of guidance in Emerging Issues Task Force No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 ("EITF 00-23").

        Two officers of the Company serve on the Board of Directors of two not-for-profit agencies. The Company has provided charitable donations to these two not-for-profit agencies in the amount of $6,000, $18,000 and $18,000 in 2007, 2006 and 2005, respectively.

Note 7. Revolving Line of Credit

        The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on April 30th of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 7. Revolving Line of Credit (Continued)

the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restrict the Company's ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $3.0 million without the prior written approval of the lender. At December 31, 2007, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit. At December 31, 2007, $10.0 million was available.

Note 8. Discontinued Operations

        Prior to fiscal year 2005, the Company sold and dissolved two of its business segments. There were no balances owed at December 31, 2007 as our remaining office lease commitments, net of subleases, expired on April 1, 2007. During the years ended December 31, 2007 and 2006, the Company paid $42,000 and $354,000, net of sublease receipts, respectively, related to the leased property.

Note 9. Stock-Based Compensation and Employee Benefit Plans

        Stock Option Plan.    In 2007, the Company adopted the 2007 Equity Incentive Plan (the "Plan"), which replaced the Amended and Restated 1997 Stock Option Plan, under which incentive and non-statutory stock options to acquire shares of the Company's common stock may be granted to officers, employees, and consultants. The Plan is administered by the Board and permits the issuance of up to 1,500,000 shares of the Company's common stock. Incentive stock options must be issued at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options granted under the Plan vest over various terms up to four years and are exercisable over a period of time, not to exceed ten years, and are subject to other terms and conditions specified in each individual employee option agreement. Under the fair value recognition provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

        The fair value of each stock option is estimated on the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2007	2006	2005
Stock price volatility	58.1%	81.3%	84.1%
Risk-free interest rate	4.58%	4.79%	4.37%
Expected life (in years)	3.72	3.20	2.99
Forfeiture rate	9.88%	11.92	N/A
Stock dividend yield	N/A	N/A	N/A
Weighted-average fair value of options granted	$3.04	$3.95	$5.00

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 9. Stock-Based Compensation and Employee Benefit Plans (Continued)

        The following table summarizes stock option activity for the years ended December 31:

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted	Options Exercisable
Outstanding as of December 31, 2004	2,047,421	$5.43		878,438
Granted	533,000	8.37	$5.00
Exercised	(705,467)	1.93
Cancelled, Forfeited or Expired	(336,056)	7.66

Outstanding as of December 31, 2005	1,538,898	$7.56		913,872
Granted	365,139	6.96	$3.95
Exercised	(6,750)	1.49
Cancelled, Forfeited or Expired	(45,750)	8.86

Outstanding as of December 31, 2006	1,851,537	$7.43		1,145,724
Granted	1,014,610	6.58	$3.04
Exercised	(133,449)	2.63
Cancelled, Forfeited or Expired	(460,250)	6.95

Outstanding as of December 31, 2007	2,272,448	$7.43		1,259,398

        The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $588,000, $38,000 and $4.5 million, respectively.

        For the year ended December 31, 2007 and 2006, $1.7 million and $1.3 million, respectively, was recognized as stock-based compensation expense under SFAS 123(R). Unrecognized compensation costs related to stock options as of December 31, 2007 was $3.1 million and the weighted-average life of these options is approximately 4 years.

        The Company received $351,000 and $10,000 in cash from option exercises during the years ended December 31, 2007 and 2006, respectively. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.

        The following table summarizes information concerning stock options outstanding at December 31, 2007:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value of Options Exercisable
$0.0000 - 2.8625	58,149	3.6	$1.41	58,149	$1.41
$2.8626 - 5.7250	224,012	5.7	3.67	174,012	3.22
$5.7251 - 8.5875	1,450,687	7.9	7.21	502,137	7.73
$8.5876 - 11.4500	366,600	5.6	9.56	352,100	9.59
$11.4501 - 14.3125	173,000	5.9	11.74	173,000	11.74

	2,272,448	7.0	$7.43	1,259,398	$7.89	$9,931,000

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 9. Stock-Based Compensation and Employee Benefit Plans (Continued)

        Employee Stock Purchase Plan.    In 1999, the Company adopted an ESPP, later amended and restated. Under the ESPP, shares of the Company's common stock may be purchased at three-month intervals at 95% of the lower of the fair market value on the first or the last day of each three-month period. Employees may elect to have a maximum of 15% of their gross bi-weekly compensation withheld during any offering period. The total authorized shares currently allocated to the ESPP reserve are 1,500,000 and as of December 31, 2007, of which 1,421,067 shares have been distributed to participants. The Company received $511,000 and $509,000 from the purchase of shares under the ESPP during the years ended December 31, 2007 and 2006, respectively.

        Defined Contribution Plans.    The SM&A 401(k) Plan and Trust (the "Plan") is a defined contribution plan. The Plan includes a tax-deferred 401(k) provision and applies to all employees. Contributions are made to the Plan by employees and the Company. The Plan permits employee contributions up to 20% of eligible compensation with Company matching, supplemental contributions for certain classes of employees based on performance criteria, and profit sharing under certain conditions. The Company's matching contribution was $574,000, $348,000 and $318,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

        Shares Reserved for Future Issuance.    At December 31, 2007, the Company had reserved 1,134,800 shares for future issuance under the 2007 Equity Incentive Plan and 78,933 shares under the ESPP.

Note 10. Stockholders' Equity

        The Company's Board has previously authorized a plan to repurchase up to $30.0 million of the Company's common stock. For the years ended December 31, 2007 and 2006, the Company repurchased 139,417 shares at a total cost of $842,000 and 1,402,277 shares at a total cost of $8.7 million, respectively. Since the inception of the share repurchase plan, the Company has repurchased 3,354,860 shares at a total cost of $24.2 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The share repurchase plan may be suspended or discontinued at any time. Shares repurchased under the plan prior to our reincorporation in the state of Delaware were cancelled. After the date of reincorporation (November 30, 2006), the shares are included in treasury shares. The Company currently has approximately $5.8 million remaining in share repurchase authorization.

        In 2007, the Company's Compensation Committee approved the Plan which includes a long-term incentive based compensation component titled Long Term Incentive Plan ("LTIP"). This Plan is designed to drive behavior to reach revenue, net income, and earnings per share targets established by the Compensation Committee. The LTIP will reward sustained performance over a three-year period that substantially increases shareholder value and will cover the calendar period 2007 through 2009. The Compensation Committee intends to issue performance stock on an annual basis with successive three-year performance periods. Executives participating in the LTIP were issued a promissory note in January 2007 indicating the criteria and the amount of the performance stock grant but no stock certificates will be issued until the targets are reached as discussed below. The criteria in the LTIP will be the achievement of $0.95 earnings per share ("EPS"), over a twelve month period, on or before December 31, 2009. If the $0.95 EPS is met prior to December 31, 2009, the performance stock will be issued within 30 days of reaching the maximum target. Determination that the EPS target has been

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 10. Stockholders' Equity (Continued)

achieved will be by Audit Committee of the Board. If the criteria are not met by December 31, 2009, the number of shares granted will be determined in accordance with a predetermined sliding scale. EPS performance below $0.65 a share will receive no award. There was no expense recorded as of December 31, 2007.

        On November 30, 2006, SM&A, a California corporation ("SM&A-California"), consummated a merger (the "Reincorporation") with and into its wholly owned subsidiary, SM&A, a Delaware corporation ("SM&A-Delaware" or the "Company"). As a result of the Reincorporation, the Company is now a Delaware corporation. As provided by the Merger Agreement, each outstanding share of SM&A-California common stock was automatically converted into one share of SM&A-Delaware common stock, $0.0001 par value. Each stock certificate representing issued and outstanding shares of SM&A-California common stock continues to represent the same number of shares of SM&A-Delaware common stock. In accordance with Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Common Stock, $0.0001 per share, of SM&A-Delaware, are deemed to be registered under Section 12(b) of the Exchange Act. Following the Reincorporation, SM&A-Delaware common stock continues to be quoted on the NASDAQ National Market under the same symbol ("WINS") as the shares of SM&A-California common stock had been traded. Stockholders do not need to exchange share certificates based upon the reincorporation. The Company's reincorporating in Delaware had no material impact on the Company's financial statements.

Note 11. Income Taxes

        Significant components of income tax expense attributable to income from continuing operations consist of:

(in thousands)	Current	Deferred	Total
Year ended December 31, 2007:
Federal	$4,091	$(430)	$3,661
State	873	(91)	782

	$4,964	$(521)	$4,443

Year ended December 31, 2006:
Federal	$2,360	$(213)	$2,147
State	511	(31)	480

	$2,871	$(244)	$2,627

Year ended December 31, 2005:
Federal	$3,061	$32	$3,093
State	846	2	848

	$3,907	$34	$3,941

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 11. Income Taxes (Continued)

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	2007	2006	2005
Income taxes at statutory federal rates	35.0%	34.0%	35.0%
State taxes, net of federal income tax benefit	4.7	4.9	3.1
Addition (reduction) of tax liabilities based on tax examination effects	(0.2)	0.6	(2.4)
Other rate changes	2.0	2.5	0.1

	41.5%	42.0%	35.8%

        Significant components of deferred tax assets and liabilities are as follows:

(in thousands)	2007	2006
Deferred tax assets:
Accrued expenses	$112	$70
Allowance for doubtful accounts	79	79
Discontinued operations accrual	—	17
Stock-based compensation	623	281
Depreciation	214	110
Other	81	41

Total deferred tax assets	1,109	598

Deferred tax liabilities:
Prepaid expenses	(81)	(91)

Total deferred tax liabilities	(81)	(91)

Net deferred tax assets	$1,028	$507

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

        During 2005, the Company recorded a reduction of income tax expense of approximately $160,000, which related to the reduction of a federal income tax liability that was reversed due to the expiration of a statute of limitations. During 2006, the Company's capital loss carryover of approximately $3.5 million expired. The Company recorded the expired deferred tax asset against the valuation allowance.

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 12. Commitments and Contingencies

  Commitments.

        Leases.    The Company currently leases office facilities and property and equipment under non-cancelable operating leases, which include escalation clauses, and capital leases. The following is a schedule of future minimum lease payments for non-cancelable operating and capital leases as of December 31:

(in thousands)	Operating	Capital
2008	$1,005	$108
2009	1,011	108
2010	1,010	108
2011	1,046	108
2012 and thereafter	532	54

Total future minimum lease payments	$4,604	486

Less amount representing interest		(105)

Present value of future minimum capital lease payments		381
Less current maturities of obligations under capital leases		(71)

Long term capital lease obligations		$310

        Rent expense for the years ended December 31, 2007, 2006 and 2005 was $1.1 million, $1.0 million and $1.3 million, respectively, under operating lease agreements.

        At December 31, 2007, the net book value of assets under capital lease agreements was $144,000. For the year ended December 31, 2007, $16,000 of depreciation on assets under capital leases was included in depreciation and amortization expense.

  Contingencies.

        From time to time, the Company may be involved in legal proceedings and claims that arise in the ordinary course of business. The Company is currently unaware of any legal proceedings or claims against it that management believes will have, individually or in the aggregate, a materially adverse effect on its business, financial condition, or operating results.

        The Company entered into employment agreements with its President and Chief Executive Officer and its Chief Financial Officer and into benefit agreements with other executives of the Company (collectively "Agreements"). Under the terms of each of the Agreements, the Company may be obligated to pay a severance payment ranging from three months to one year of the respective employee's base salary, depending of the date of termination, if the employment is terminated by the Company without cause. In addition, the Agreements have change of control provisions that may require the Company to pay up to eighteen months of current annual base salary and target bonus and up to two years of health and life insurance benefits.

        The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these

SM&A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Years Ended December 31, 2007, 2006, and 2005

Note 12. Commitments and Contingencies (Continued)

indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2007.

Note 13. Quarterly Financial Data (Unaudited)

        The following summarized unaudited quarterly financial data has been prepared using the Company's consolidated financial statements. Effective January, 1, 2006, the Company adopted the provisions of SFAS 123(R).

(in thousands except per share data)	First	Second	Third	Fourth	Total
2007
Revenue	$23,624	$25,568	$25,059	$24,085	$98,336
Gross margin	$9,207	$9,905	$10,118	$9,692	$38,922
Net income	$1,451	$2,003	$1,835	$983	$6,272
Net income per share—basic	$0.08	$0.11	$0.10	$0.05	$0.33
Net income per share—diluted	$0.08	$0.11	$0.10	$0.05	$0.33
Shares used in calculating net income per share:
Basic	18,609	18,787	18,874	18,981	18,814
Diluted	18,800	18,964	19,021	19,113	18,985
2006
Revenue	$17,715	$18,277	$17,025	$18,771	$71,788
Gross margin	$7,141	$8,009	$6,380	$7,256	$28,786
Net income	$1,179	$1,280	$418	$754	$3,631
Net income per share—basic	$0.06	$0.07	$0.02	$0.04	$0.19
Net income per share—diluted	$0.06	$0.07	$0.02	$0.04	$0.19
Shares used in calculating net income per share:
Basic	19,819	19,170	18,730	18,691	19,098
Diluted	20,043	19,372	18,910	18,870	19,281

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at the Beginning of the Period	Charge to Bad Debts Expense	Recoveries and Other	Deductions/ Write-Offs and Other	Balance at the End of the Period
Allowance for Doubtful Accounts
2007	$200	$—	$—	$—	$200
2006	$200	$—	$—	$—	$200
2005	$200	$99	$30	$(129)	$200
Income Tax Valuation Allowance
2007	$—	$—	$—	$—	$—
2006	$1,537	$—	$—	$(1,537)	$—
2005	$1,537	$—	$—	$—	$1,537

        The Company specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Based on this analysis, no adjustment to the allowance for doubtful accounts was required in 2007, 2006 or 2005.

        During 2006, the Company's capital loss carryover of approximately $3.5 million expired. The Company recorded the expired deferred tax asset against the valuation allowance.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SM&A
By:	/s/ JAMES R. ECKSTAEDT James R. Eckstaedt Executive Vice President, Finance and Chief Financial Officer Dated: March 7, 2008

POWER OF ATTORNEY

        KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cathy McCarthy and Jim Eckstaedt his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CATHY MCCARTHY Cathy McCarthy	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2008
/s/ JAMES R. ECKSTAEDT James R. Eckstaedt	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2008
/s/ DWIGHT L. HANGER Dwight L. Hanger	Chairman of the Board	March 7, 2008
/s/ WILLIAM C. BOWES William C. Bowes	Director	March 7, 2008
/s/ J. CHRISTOPHER LEWIS J. Christopher Lewis	Director	March 7, 2008

/s/ PETER PACE Peter Pace	Director	March 7, 2008
/s/ JOSEPH B. REAGAN Joseph B. Reagan	Director	March 7, 2008
/s/ ROBERT RODIN Robert Rodin	Director	March 7, 2008
/s/ JOHN P. STENBIT John P. Stenbit	Director	March 7, 2008
/s/ ROBERT J. UNTRACHT Robert J. Untracht	Director	March 7, 2008

INDEX TO EXHIBITS

Exhibits (numbered in accordance with item 601 of Regulation S-K).

2.1	Stock Purchase Agreement, by and among Project Planning, Inc., Richard Bowe, its Shareholder, and SM&A.
Filed on February 12, 2007 as Exhibit 99.2 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
2.2
Stock Purchase Agreement, by and among Performance Management Associates, Inc., James A. Wrisley and Paulette Wrisley, its shareholders, and SM&A.
Filed on September 19, 2007 as Exhibit 10.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
2.3	Amendment to Stock Purchase Agreement, by and among Performance Management Associates, Inc., James A. Wrisley and Paulette Wrisley, its shareholders, and SM&A. Filed herewith.
3.1	Certificate of Incorporation of SM&A, a Delaware corporation. Filed on December 6, 2006 as Exhibit 3.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
3.2	Bylaws of SM&A, a Delaware corporation. Filed on December 6, 2006 as Exhibit 3.3 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
3.3
Agreement and Plan of Merger, between SM&A, a California corporation, and SM&A, a Delaware corporation.
Filed on December 6, 2006 as Exhibit 2.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
10.1	2007 Equity Incentive Plan. Filed on April 23, 2007 as Appendix A to the registrant's Annual Proxy Statement on Form 14A and incorporated herein by reference.
10.2
Amended and Restated 1997 Stock Option Plan and related form of Stock Option Agreement.
Filed on April 17, 2001 as Exhibit 10.1 to the registrant's Annual Report on Form 10-K and incorporated herein by reference.
10.3	Second Amended and Restated Equity Incentive Plan. Filed on February 24, 2006, as Exhibit 10.2 to the registrant's Annual Report on Form 10-K and incorporated herein by reference.
10.4	Amended and Restated Employee Stock Purchase Plan. Filed on May 1, 2006 as Appendix to the registrant's Annual Proxy Statement on Form 14A and incorporated herein by reference.
10.5	Office Facility Lease. Filed on November 21, 1997 as Exhibit 10.3 to the registrant's Registration Statement 333-4075 on Form S-1 (Registration No. 333-4075) and incorporated herein by reference.
10.6	Amendment No. 1 to Office Facility Lease. Filed on October 22, 2004 as Exhibit 10.25 to the registrant's Quarterly Report on Form 10-Q and incorporated herein by reference.
10.7	Employment Agreement of Steven S. Myers. Filed on April 17, 2001 as Exhibit 10.17 to the registrant's Annual Report on Form 10-K and incorporated herein by reference.

10.8	Amendment No. 1 to Employment Agreement of Steven S. Myers. Filed on March 15, 2002 as Exhibit 10.7 to the registrant's Annual Report on Form 10-K and incorporated herein by reference.
10.9	Amendment No. 2 to Employment Agreement of Steven S. Myers. Filed on May 3, 2002 as Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q and incorporated herein by reference.
10.10	Amendment No. 3 to Employment Agreement of Steven S. Myers. Filed on March 11, 2003 as Exhibit10.7 to the registrant's Annual Report on Form 10-K and incorporated herein by reference.
10.11	Amendment No. 4 to Employment Agreement of Steven S. Myers. Filed on February 6, 2004 as Exhibit 10.8 to the registrant's Annual Report on Form 10-K and incorporated herein by reference.
10.12	Amendment No. 5 to Employment Agreement of Steven S. Myers. Filed on October 22, 2004 as Exhibit 10.21 to the registrant's Quarterly Report on Form 10-Q and incorporated herein by reference.
10.13	Amendment No. 6 to Employment Agreement of Steven S. Myers. Filed on April 21, 2006 as Exhibit 99.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
10.14	Amendment No. 7 to Employment Agreement of Steven S. Myers. Filed on December 20, 2006 as Exhibit 99.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
10.15	Retirement Agreement of Steven S. Myers. Filed on March 13, 2007 as Exhibit 10.2 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
10.16	Employment Agreement of Cynthia Davis-Sailar. Filed on March 13, 2007 as Exhibit 10.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
10.17	Separation Agreement of Cynthia A. Davis. Filed on July 23, 2007 as Exhibit 10.2 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
10.18	Employment Agreement of Richard Bowe. Filed on February 12, 2007 as Exhibit 99.3 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
10.19	Employment Agreement of James A. Wrisley. Filed on September 19, 2007 as Exhibit 10.2 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
10.20	Employment Agreement of Cathy L. Wood. Filed on March 15, 2002 as Exhibit 10.8 to the registrant's Annual Report on Form 10-K and incorporated herein by reference.
10.21	Amendment No. 1 to Employment Agreement of Cathy L. Wood. Filed on November 4, 2002 as Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q and incorporated herein by reference.

10.22	Amendment No. 2 to Employment Agreement of Cathy L. Wood. Filed on March 11, 2003 as Exhibit 10.10 to the registrant's Annual Report on Form 10-K and incorporated herein by reference.
10.23	Amendment No. 3 to Employment Agreement of Cathy L. Wood. Filed on February 6, 2004 as Exhibit 10.12 to the registrant's Annual Report on Form 10-K and incorporated herein by reference.
10.24	Amendment No. 4 to Employment Agreement of Cathy L. Wood. Filed on October 22, 2004 as Exhibit 10.22 to the registrant's Quarterly Report on Form 10-Q and incorporated herein by reference.
10.25
Amendment No. 5 to Employment Agreement of Cathy L. McCarthy (formerly Wood).
Filed on April 21, 2006 as Exhibit 99.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
10.26	Amendment No. 6 to Employment Agreement of Cathy L. McCarthy. Filed on August 23, 2006 as Exhibit 99.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
10.27	Employment Agreement of Cathy L. McCarthy. Filed on July 23, 2007 as Exhibit 10.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
10.28	Amendment No. 1 to Employment Agreement of Cathy L. McCarthy. Filed on January 17, 2008 as Exhibit 99.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
10.29	Employment Agreement of Peter Pace. Filed on January 24, 2008 as Exhibit 99.1 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
10.30
Accounts Receivable Loan Agreement dated January 10, 2002, by and between the Registrant and City National Bank, a national banking association.
Filed on January 25, 2002 as Exhibit 99.2 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
10.31
Commercial Guaranty dated January 10, 2002, executed by Steven Myers & Associates, Inc. in favor of City National Bank, a national banking association.
Filed on January 25, 2002 as Exhibit 99.3 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
10.32
Revolving Loan Agreement dated October 14, 2003, by and between the registrant and City National Bank, a national association.
Filed on February 6, 2004 as Exhibit 10.18 to the registrant's Annual Report on Form 10-K and incorporated herein by reference.
10.33
Revolving Note dated April 10, 2003, executed by SM&A, in favor of City National Bank.
Filed on July 31, 2003 as Exhibit 10.16 to the registrant's Quarterly Report on Form 10-Q and incorporated hereinby reference.
10.34
Renewal of Revolving Note dated April 27, 2004, executed by SM&A, in favor of City National Bank.
Filed on July 21, 2004 as Exhibit 10.20 to the registrant's Quarterly Report on Form 10-Q and incorporated herein by reference.

10.35
Renewal of Revolving Note dated April 29, 2005, executed by SM&A, in favor of City National Bank.
Filed on July 14, 2005 as Exhibit 10.25 to the registrant's Quarterly Report on Form 10-Q and incorporated herein by reference.
10.36
Renewal of Revolving Note dated April 24, 2006, executed by SM&A, in favor of City National Bank.
Filed on May 15, 2006 as Exhibit 10.29 to the registrant's Quarterly Report on Form 10-Q and incorporated herein by reference.
10.37	Consultant Agreement of Bowes Enterprises. Filed on October 22, 2004 as Exhibit 10.23 to the registrant's Quarterly Report on Form 10-Q and incorporated herein by reference.
10.38	Consultant Agreement of Joseph B. Reagan. Filed on October 22, 2004 as Exhibit 10.24 to the registrant's Quarterly Report on Form 10-Q and incorporated herein by reference.
10.39	Indemnification Agreements. Filed on December 6, 2006 as Exhibits 10.1 through 10.10 to the registrant's Current Report on Form 8-K and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm, BDO Seidman, LLP. Filed herewith.
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP. Filed herewith.
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

QuickLinks

INDEX
PART I
  ITEM 1—BUSINESS
  ITEM 1A—RISK FACTORS
  ITEM 1B—UNRESOLVED STAFF COMMENTS
  ITEM 2—PROPERTIES
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5—MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ASSUMES $100 INVESTED ON DEC. 31, 2002 ASSUMES DIVIDEND REINVESTED FISCAL YEAR ENDING DEC. 31, 2007
  ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8—CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
  ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A—CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm
  ITEM 9B—OTHER INFORMATION
PART III
  ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SM&A CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
SM&A CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)
SM&A CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
SM&A CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SM&A NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2007, 2006, and 2005
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS