Form 10-Q
period 2008-03-31
SM&A
filed 2008-05-09
CIK 1050031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number 0-23585.
When You Must Win
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
Yes ☑                         No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $0.0001 par value—18,813,821 shares outstanding as of April 30, 2008

SM&A
INDEX

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, earnings, projected plans, performance, contract procurement, demand trends, future expense levels, trends in average headcount and gross margins, and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to SM&A (the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 12-14. Because of these and other factors that may affect SM&A’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SM&A
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,251	$5,422
Investments	7,455	10,610
Accounts receivable, net	22,373	18,171
Prepaid expenses and other current assets	2,772	2,011

Total current assets	35,851	36,214
Fixed assets, net	3,306	3,399
Goodwill	8,374	8,278
Intangibles, net	1,781	1,892
Other assets	1,369	895

	$50,681	$50,678

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,156	$1,925
Accrued compensation and related benefits	4,992	3,508
Accrued contingent consideration	—	1,750
Other current liabilities	138	127

Total current liabilities	7,286	7,310
Other liabilities	748	785

Total liabilities	8,034	8,095

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	46,048	45,450
Treasury stock	(2,540)	(1,506)
Accumulated deficit	(863)	(1,363)

Total stockholders’ equity	42,647	42,583

	$50,681	$50,678

See accompanying notes to condensed consolidated financial statements.

SM&A
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Revenue	$25,423	$23,624
Cost of revenue	15,685	14,417

Gross margin	9,738	9,207

Selling, general and administrative expenses	8,957	6,894

Operating income	781	2,313

Interest income, net	95	143

Income before income taxes	876	2,456

Income tax expense	376	1,005

Net income	$500	$1,451

Net income per share:
Basic	$0.03	$0.08
Diluted	$0.03	$0.08

Shares used in calculating net income per share:
Basic	18,990	18,609
Diluted	19,100	18,800
See accompanying notes to condensed consolidated financial statements.

SM&A
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$500	$1,451
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	289	274
Loss on disposal of assets	32	—
Stock-based compensation expense	421	400
Deferred income taxes	(489)	(49)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(4,202)	(7,877)
Prepaid expenses and other assets	(746)	(64)
Accounts payable	231	432
Accrued compensation and related benefits	1,484	2,749
Other liabilities	(1,776)	(2)

Net cash used in operating activities	(4,256)	(2,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(117)	(402)
Purchases of marketable securities	(3,355)	(6,000)
Proceeds from sale of marketable securities	6,510	2,000
Cost of acquisitions, net of cash acquired	(96)	(2,674)

Net cash provided by (used in) investing activities	2,942	(7,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	177	148
Payment for repurchase of shares	(1,034)	(842)

Net cash used in financing activities	(857)	(694)

Net decrease in cash and cash equivalents from continued operations	(2,171)	(10,456)
Net cash used in discontinued operations by operating activities	—	(42)

Net decrease in cash and cash equivalents	(2,171)	(10,498)
Cash and cash equivalents at beginning of period	5,422	15,143

Cash and cash equivalents at end of period	$3,251	$4,645

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Common stock issued for an acquisition	$—	$2,213
Common stock issued to non-employee directors	$39	$—
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(UNAUDITED)
Note 1. Basis of Presentation
          The condensed consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at March 31, 2008, the consolidated results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007, respectively. Comprehensive income is equivalent to net income for the three month periods ended March 31, 2008 and 2007, respectively.
          Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.
          The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2008.
Recent Accounting Pronouncements
          In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activites, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning January 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on our financial position, results of operations or cash flows.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued proposed FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date for adoption of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP No. 157-2.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.
Note 2. Net Income Per Share
          The following table illustrates the number of shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Denominator for basic income per common share:
Weighted-average shares outstanding during the period	18,990	18,609
Incremental shares attributable to dilutive outstanding stock options	110	191

Denominator for diluted income per share	19,100	18,800

Anti-dilutive shares excluded from the foregoing reconciliation	2,136	1,329

Note 3. Investments in Marketable Securities
          During the three months ended March 31, 2008, the Company purchased additional short-term state issued variable rate demand note securities for $3.4 million and sold $6.5 million of its marketable securities for investment activities.  There were no unrealized gains or losses at March 31, 2008.  For the three months ended March 31, 2008 and 2007, our interest income on these investments was approximately $64,000 and $32,000, respectively.
Note 4. Stock-Based Compensation
          The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Expected life (in years)	2.6	3.8
Stock price volatility	34.0%	78.6%
Risk-free interest rate	2.5%	4.9%
Forfeiture rate	10.6%	9.8%
Stock dividend yield	N/A	N/A
Weighted-average fair value per option granted	$1.36	$3.67
     The following table summarizes stock option activity for the three months ended March 31, 2008:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Fair Value of	Intrinsic
	Shares	Exercise Price	Options Granted	Value

Outstanding at December 31, 2007	2,272,448	$7.43
Granted	450,428	5.58	$1.36
Exercised	—	—
Cancelled, Forfeited or Expired	(135,750)	8.19

Outstanding at March 31, 2008	2,587,126	7.07		$361,000

Exercisable at March 31, 2008	1,298,676	$7.70		$361,000

          The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $0 and $18,000, respectively.
          The Company recorded $421,000 and $400,000 in stock-based compensation expense before income tax benefit for stock options in its results of operations for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $3.1 million of total unrecognized compensation cost related to unvested awards which will be amortized to expense over the weighted-average period of 2.5 years.
          The Company received $0 and $30,000 in cash from option exercises during the three months ended March 31, 2008 and 2007, respectively. The Company received $138,000 and $118,000 from the purchase of shares under the employee stock purchase plan (“ESPP”) during the three months ended March 31, 2008 and 2007, respectively. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.
Note 5. Acquisitions
Project Planning, Incorporated.
          On February 9, 2007, the Company completed an acquisition of Project Planning, Incorporated. (“PPI”) pursuant to a Stock Purchase Agreement, as amended. As part of the agreement, as amended, the Company could pay up to an additional $9.5 million over a three year period upon satisfaction of certain revenue goals. As of March 31, 2008, the selling shareholder of PPI earned approximately $3.7 million of the remaining cash portion of the purchase price, which $876,000 was recorded as a selling, general and administrative expense during the three months ended March 31, 2008.

Performance Management Associates, Inc.
          On September 14, 2007, the Company completed an acquisition of Performance Management Associates, Inc. (“PMA”) pursuant to a Stock Purchase Agreement, as amended. As part of the agreement, as amended, the Company could pay up to an additional $1.3 million over a three year period upon satisfaction of certain revenue goals. If earned, the additional payment will be allocated to goodwill. No amount was earned as of March 31, 2008.
Unaudited Pro Forma Financial Information
          The pro forma combined results set forth below are not necessarily indicative of the results that actually would have occurred if the acquisitions had been completed as of the beginning of 2007, nor are they necessarily indicative of future consolidated results. The following presents the unaudited pro forma combined results of operations of the Company with the acquisitions.

Three Months Ended
(in thousands, except for share information)	March 31, 2007

Revenue	$25,509
Net income	$1,445
Pro forma net income per common share:
Basic	$0.08
Diluted	$0.08
Note 6. Intangible Assets and Goodwill
Intangible Assets
          The Company recorded amortization expense related to the acquired amortizable intangibles of $111,000 and $27,000 during the three months ended March 31, 2008 and 2007, respectively.
Goodwill
          The Company recorded $96,000 of additional goodwill related to the PPI earn-out provision during the three months ended March 31, 2008.
Note 7. Income Taxes
          Our effective income tax rates for the three months ended March 31, 2008 and 2007 were 42.9% and 40.9%, respectively. The increase in the income tax rate for the three months ended March 31, 2008 was related to the cost of stock-based compensation and the timing of recognizing the related tax benefits.
Note 8. Credit Facility
          The Company has a revolving credit agreement which allows for borrowings up to $10.0 million at the prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on May 1st of each year. Borrowings under the revolving credit agreement are unsecured. The agreement requires the Company to comply with certain financial covenants pertaining to its tangible net worth, ratio of total liabilities to tangible net worth, and ratio of current assets to current liabilities (as defined in the agreement). The agreement also contains certain negative covenants which, among other things, restrict the Company’s ability to incur additional indebtedness of more than $1.0 million in excess of the $10.0 million limit set forth in the credit agreement and make capital expenditures in excess of $3.0 million without the prior written approval of the lender. On May 1, 2008 the credit line was renewed and the financial institution required the following provision; in the event of default whereby the individuals who, as the date of the agreement, constitute the Company’s Board of Directors; (the incumbent Board) cease for any reason to constitute at least 75 percent of the Board of Directors; provided, however, that any individual who becomes a director subsequent to the date of this agreement whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board. At March 31, 2008, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit and $10.0 million was available.

Note 9. Stockholders’ Equity
          The Company’s Board of Directors (“Board”) has previously authorized a plan to repurchase up to $30.0 million of the Company’s common stock. For the three months ended March 31, 2008 and 2007, the Company repurchased 241,200 shares at a total cost of $1.0 million and 139,417 shares at a total cost of $842,000, respectively. Since the inception of the share repurchase plan, the Company has repurchased 3,596,060 shares at a total cost of $25.2 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The share repurchase plan may be suspended or discontinued at any time. The Company currently has approximately $4.8 million remaining in share repurchase authorization.
          The Company’s stockholders equity activity for the three months ended March 31, 2008 is presented below:

		Common
		Stock and
		Additional
	Common	Paid-In	Treasury	Accumulated	Stockholders’
(in thousands, except share data)	Shares	Capital	Stock	Deficit	Equity

Balances at December 31, 2007	18,998,110	$45,452	$(1,506)	$(1,363)	$42,583
Proceeds from the issuance of common stock	31,911	177	—	—	177
Stock-based compensation expense	—	421	—	—	421
Repurchased treasury shares	(241,200)	—	(1,034)	—	(1,034)
Net income	—	—	—	500	500

Balances at March 31, 2008	18,788,821	$46,050	$(2,540)	$(863)	$42,647

          In 2007, the Company’s Compensation Committee approved the Executive Incentive Plan (the “Plan”) which includes a long-term incentive based compensation component titled Long Term Incentive Plan (“LTIP”). This Plan is designed to drive behavior to reach revenue, net income, and earnings per share targets established by the Compensation Committee. The LTIP will reward sustained performance over a three-year period that substantially increases shareholder value and will cover the calendar period 2008 through 2010. The Compensation Committee intends to issue performance stock on an annual basis with successive three-year performance periods. The criteria in the LTIP will be the achievement of $0.79 earnings per share (“EPS”), over a twelve month period, on or before December 31, 2010. If the $0.79 EPS is met prior to December 31, 2010, the performance stock will be issued within 30 days of reaching the maximum target. Determination that the EPS target has been achieved will be by Audit Committee of the Board. If the criteria are not met by December 31, 2010, the number of shares granted will be determined in accordance with a predetermined sliding scale. EPS performance below $0.54 a share will receive no award. There was no expense recorded as of March 31, 2008.
Note 10. Commitment and Contingencies
          From time to time, the Company may be involved in legal proceedings and claims that arise in the ordinary course of business. The Company is currently unaware of any legal proceedings or claims against it that management believes will have, individually or in the aggregate, a materially adverse effect on its business, financial condition, or operating results.
          The Company entered into employment agreements with its President and Chief Executive Officer and its Chief Financial Officer and into benefit agreements with other executives of the Company (collectively “Agreements”). Under the terms of each of the Agreements, the Company may be obligated to pay a severance payment ranging from three months to one year of the respective employee’s base salary, depending on the date of termination, if the employment is terminated by the Company without cause. In addition, the Agreements have change of control provisions that may require the Company to pay up to eighteen months of current annual base salary, target bonus and health and life insurance benefits.
          The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2008.
          The former Chairman of the Board and CEO of SM&A, who retired from the Company and the Board in March 2007, is soliciting stockholders to vote for a dissident slate of four directors he is recommending to replace four independent incumbent directors.  The Board of Directors of SM&A are opposed to the slate of directors presented by Mr. Myers.

This on-going proxy contest has demanded management time and corporate resources diverting focus from core business activities.  In addition, SM&A has retained a third party proxy solicitor to assist the Company in the solicitation of proxies for a fee not to exceed $200,000, plus reimbursement of out-of-pocket expenses. The Company’s expenses related to the solicitation in excess of those normally spent for an annual meeting with an uncontested director election are estimated to be approximately $500,000, of which approximately $60,000 has been spent as of March 31, 2008. The cost of the Company’s solicitation of proxies will be borne by the Company.

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
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
          The following table sets forth certain historical operating results (in millions):

	Three Months Ended March 31,
	2008		2007		Change
	$	%	$	%	$	%
Revenue	25.4	100.0	23.6	100.0	1.8	7.6
Cost of revenue	15.7	61.7	14.4	61.0	1.3	9.0

Gross margin	9.7	38.3	9.2	39.0	0.5	5.4
Selling, general and administrative expenses	9.0	35.4	6.9	29.2	2.1	30.4

Operating income	0.8	3.1	2.3	9.7	(1.5)	(65.2)
Interest income, net	0.1	0.4	0.1	0.4	—	0.0
Income tax expense	0.4	1.6	1.0	4.2	(0.6)	(60.0)

Net income	0.5	2.0	1.4	5.9	(0.9)	(64.3)

          Revenue. Revenue increased $1.8 million, or 7.6%, to $25.4 million for the three months ended March 31, 2008 compared to $23.6 million for the same period of the prior year. The acquisitions completed in fiscal 2007 contributed approximately $3.8 million or 15% of total revenue for the three months ended March 31, 2008.
          The following table is provided to display our revenue results compared to the same period of the prior year.

	Three Months Ended March 31,
(in millions)	2008	2007	% Growth
Revenues by Market Vertical
Aerospace and Defense (A&D)	$19.5	$19.9	(2%)
Non Aerospace and Defense (SIIT)	5.9	3.7	60

Total	$25.4	$23.6	8%

Revenues by Service Line
Competition Management	$13.3	$14.4	(8%)
Program Services	12.1	9.2	32

Total	$25.4	$23.6	8%

          Total aerospace and defense client revenue was slightly down to $19.5 million for the three months ended March 31, 2008 as compared to $19.9 million in the prior year. Non-aerospace and defense client revenues increased 60% to $5.9 million from $3.7 million for the three months ended March 31, 2008 and 2007, respectively. The Company is building momentum in the Program Services business in the non-A&D market, as well as in its Competition Management business. The further diversification of revenues is attributable to the Company’s ongoing efforts to more fully implement its strategic business plan.
           Revenues from our Competition Management and Program Services lines were 52.4% and 47.6%, respectively, for the three months ended March 31, 2008 as compared to 61.0% and 39.0% in 2007. While the level of activity within Competition Management was solid in the first quarter, there were fewer large Federal procurement opportunities in the first quarter of 2008 as compared to the first quarter of 2007. Large Federal procurement opportunities have the tendency to drive higher revenue levels due to the larger and more complex proposals that are required. Large Federal procurement opportunities trends have been variable and have traditionally contributed to inconsistent Competition Management revenue within SM&A. We recorded success fees of $226,000 and $0 for the three months ended March 31, 2008 and 2007, respectively.
           During 2008, our Program Services revenue has been positively impacted by the acquisitions of Project Planning, Inc. (“PPI”) and Performance Management Associates, Inc. (“PMA”) in 2007. These acquisitions, along with our solution offerings, have generated consistent sequential quarterly revenue growth. Our growth has also been generated by our Account Executives’ ability to build valued long term relationships with our clients. Our clients repeatedly engage us for our services as they understand how valuable we are in helping them pursue, win and profitably perform on their competitive procurement projects.
          Gross Margin. Gross margin increased $0.5 million, or 5.4%, to $9.7 million for the three months ended March 31, 2008 compared to $9.2 million for the same period of the prior year. The increase in gross margin dollars is due to the increase in sales as discussed above offset by a decrease in gross margin as a percentage of revenue. As a percentage of revenue, gross margin decreased to 38.3% for the three months ended March 31, 2007 compared to 39.0% for the same period of the prior year. The decline was due to revenue mix and pricing structures offered to some of our largest customers, which included client investments of $122,000 to secure future services. We expect the gross margins to be approximately 39.5% for fiscal year 2008.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) consist principally of salary and benefit costs for executive, sales and administrative personnel, stock-based compensation, depreciation and amortization, training and recruiting, professional services and other general corporate activities. SG&A increased $2.1 million, or 30.4%, to $9.0 million for the three months ended March 31, 2008 compared to $6.9 million for the same period of the prior year. Included in the SG&A increase was an earn-out amount earned by the principal of PPI of $876,000, $1.1 million attributable to the Company’s offsite training conference held in March 2008 and approximately $60,000 of legal fees related to the proxy contest as of March 31, 2008. Stock-based compensation included in SG&A was $421,000 and $400,000 for the three months ended March 31, 2008 and 2007, respectively.
          On March 31, 2007, the Company’s Chairman and Chief Executive Officer, Steven S. Myers, retired and on April 1, 2007, was replaced by Cynthia Davis as Chief Executive Officer, who resigned in July 2007 and was replaced by Cathy McCarthy as President and Chief Executive Officer. The expense associated with Mr. Myers transition to Ms. Davis, which includes a retirement payment of $500,000 and legal and professional fees of approximately $200,000, are included in SG&A for the three months ended March 31, 2007.
          The following table is provided to display our SG&A results segregating these areas of cost for comparison purposes:

For the three months ended March 31,
(in millions)	2008	2007	% Growth
SG&A before the segregated expenses below	$5.7	$5.5	4%
Stock-based compensation	0.4	0.4	0
PPI and PMA SG&A	0.9	0.3	200
Earn-out amount earned by the principal of PPI	0.9	—	100
Company-wide offsite training conference fees	1.1	—	100
Management transition expenses	—	0.7	(100)

Total SG&A	$9.0	$6.9	30%

          Excluding the anticipated expenses including, stock-based compensation, acquisitions SG&A, earn-out expenses, fees associated with our Company-wide offsite training conference, and management transition expenses; SG&A was held primarily constant by slightly increasing $0.2 million or 4% over the prior year and as a percentage of revenue decreased to 22% for the three months ended March 31, 2008, as compared to 23% for the same period of the prior year.
          Operating Income. Operating income decreased $1.5 million, or 65.2% to $0.8 million for the three months ended March 31, 2008, compared to $2.3 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 3.1% for the three months ended March 31, 2008, as compared to 9.7% for the same period of the prior year. Operating income primarily decreased due to the increase in SG&A offset by an increase in sales and gross profit, as discussed above.
          Income Tax Expense. Our effective income tax rates for the three months ended March 31, 2008 and 2007 were 42.9% and 40.9%, respectively. The increase in the income tax rate for the three months ended March 31, 2008 was related to the cost of stock-based compensation and the timing of recognizing the related tax benefits. We estimate the tax rate for the full year 2008 will be approximately 42 percent.
Capital Resources and Liquidity

          Our working capital decreased to $28.6 million at March 31, 2008 from $28.9 million at December 31, 2007. Cash and cash equivalents plus investments decreased to $10.7 million at March 31, 2008, from $16.0 million at December 31, 2007. The decrease in cash and cash equivalents plus investments was primarily due to the $3.6 million payment on the earn-out amount earned by the principal of PPI, the share buyback activity in which the Company repurchased $1.0 million of common shares during the three months ended March 31, 2008, which approximated the daily maximum volume limit under SEC rules during the quarter, and approximately $500,000 of expenses paid on the total $1.1 million of fees related to the Company’s offsite training event, offset by the increase in the number of day’s sales outstanding (“DSO”) to 80 days from 69 days at March 31, 2008 and December 31, 2007, respectively. The increase in DSO’s at March 31, 2008, was primarily due to approximately $2.0 million of the $4.5 million of unbilled revenue, included in net accounts receivable, related to accrued revenue on fixed price agreements, where the clients will be invoiced upon the passing of time, and other isolated projects. Excluding these accruals, our DSO’s are at our historical average of 74 days. We expect to reduce our DSO’s to a level at or below our historical average of 74 days before the end of this fiscal year.
          We believe we have sufficient working capital available under the line of credit and that cash generated by continuing operations will be sufficient to fund operations for at least the next twelve months.
          The former Chairman of the Board and CEO of SM&A, who retired from the Company and the Board in March 2007, is soliciting stockholders to vote for a dissident slate of four directors he is recommending to replace four independent incumbent directors.  The Board of Directors of SM&A are opposed to the slate of directors presented by Mr. Myers.  This on-going proxy contest has demanded management time and corporate resources diverting focus from core business activities.  In addition, SM&A has retained a third party proxy solicitor to assist the Company in the solicitation of proxies for a fee not to exceed $200,000, plus reimbursement of out-of-pocket expenses. The Company’s expenses related to the solicitation in excess of those normally spent for an annual meeting with an uncontested director election are estimated to be approximately $500,000, of which approximately $60,000 has been spent as of March 31, 2008. The cost of the Company’s solicitation of proxies will be borne by the Company.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
          We are involved in ordinary routine litigation incidental to the conduct of our business. There are currently no material pending legal proceedings to which we are a party or of which any of our property is the subject.
Item 1A. Risk Factors
Principal stockholder has significant control and has initiated a proxy contest for the election of directors.
          As of April 30, 2008, Steven S. Myers, our former Chief Executive Officer and Chairman of the Board, beneficially owned or controlled approximately 16% of our outstanding common stock and will have the ability to control or significantly influence the election of directors and the results of other matters submitted to a vote of stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the ability of other holders of our common stock to pass stockholder resolutions and control our actions.
          As previously announced by Mr. Myers and by the Company, Mr. Myers has provided notice that he intends to nominate his own slate of four nominees for election as directors at our annual meeting of our stockholders. Mr. Myers has solicited proxies for this purpose for use at our annual meeting of our stockholders.
          Mr. Myers’ actions in this regard have resulted in the Company incurring significant legal and other advisory expenses. Mr. Myers’ continued actions, and the Company’s responses to those actions, may:
•	further divert the attention of our Board of Directors and management from the conduct of the Company’s business and enhancing stockholder value,

•	cause competitors to negatively use his filings against us in sales proposals,

•	cause employees to seek other employment outside the Company,

•	cause current customers to look for alternative vendors,

•	disrupt any strategic initiatives or transactions in which the Company is involved,

•	expose the Company to litigation, and

•	cause the Company to incur additional significant legal, advisory and other expenses.
          Accordingly, the continuation of Mr. Myers’ activities could materially and adversely affect our business, operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
          Information about securities purchased under the Company’s share repurchase program is incorporated by reference to Note 9 to the condensed consolidated financial statements.

(d) Approximate
			(c) Total number	dollar value of
	(a) Total	(b)	of shares	shares that may
	number of	Average	purchased as part	yet be purchased
	shares	price paid	of a publicly	under the plan
Period	purchased	per share	announced plan	(in thousands)

Beginning balance at January 1, 2008	3,354,860	$7.21	3,354,860	$5,797
January 2008	—	—	—	—
February 2008	—	—	—	—
March 2008	241,200	4.29	3,596,060	4,763

Total as of March 31, 2008	3,596,060	$7.02	3,596,060	$4,763

Item 3. Defaults Upon Senior Securities
          Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
          Not Applicable.
Item 5. Other Information
          Not Applicable.

Item 6. Exhibits
INDEX TO EXHIBITS
Exhibits (numbered in accordance with Item 601 of Regulation S-K).
2.1	Stock Purchase Agreement, by and among Project Planning, Inc., Richard Bowe, its Shareholder, and SM&A.

Filed on February 12, 2007 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

2.2	Stock Purchase Agreement, by and among Performance Management Associates, Inc., James A. Wrisley and Paulette Wrisley, its Shareholders, and SM&A.

Filed on September 19, 2007 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

2.3	Amendment to Stock Purchase Agreement, by and among Performance Management Associates, Inc., James A. Wrisley and Paulette Wrisley, its Shareholders, and SM&A.

Filed on March 7, 2008 as Exhibit 2.3 to the registrant’s Annual Report on Form 8-K and incorporated herein by reference.

2.4	Amendment to Stock Purchase Agreement, by and among Project Planning, Inc., Richard Bowe, its Shareholder, and SM&A.

Filed herewith.

3.1	Certificate of Incorporation of SM&A, a Delaware corporation.

Filed on December 6, 2006 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

3.2	Bylaws of SM&A, a Delaware corporation.

Filed on December 6, 2006 as Exhibit 3.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

3.3	Agreement and Plan of Merger, between SM&A, a California corporation, and SM&A, a Delaware corporation.

Filed on December 6, 2006 as Exhibit 2.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.28	Amendment No. 1 to Employment Agreement of Cathy L. McCarthy.

Filed on January 17, 2008 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.29	Employment Agreement of Peter Pace.

Filed on January 24, 2008 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.40	Indemnification Agreements.

Filed on March 10, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

10.41	Renewal of Revolving Note dated April 24, 2006, executed by SM&A, in favor of City National Bank.

Filed on May 6, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith.

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SM&A
(Registrant)

Dated: May 9, 2008	/s/ JAMES R. ECKSTAEDT
James R. Eckstaedt
Executive Vice President, Finance and Chief Financial Officer

Dated: May 9, 2008	/s/ CATHY MCCARTHY
Cathy McCarthy
President and Chief Executive Officer