Form 10-Q
period 2008-06-30
SM&A
filed 2008-08-08
CIK 1050031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-23585.
SM&A
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0080929 (I.R.S. Employer Identification No.)

4695 MacArthur Court, 8th Floor, Newport Beach, California (Address of principal executive offices)	92660 (Zip Code)
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $0.0001 par value—18,400,785 shares outstanding as of June 30, 2008

SM&A

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SM&A
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,315	$5,422
Investments	5,653	10,610
Accounts receivable, net	24,056	18,171
Prepaid expenses and other current assets	1,526	2,011

Total current assets	34,550	36,214
Fixed assets, net	3,318	3,399
Goodwill	8,374	8,278
Intangibles, net	1,670	1,892
Other assets	1,890	895

	$49,802	$50,678

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,331	$1,925
Accrued compensation and related benefits	4,470	3,508
Accrued contingent consideration	—	1,750
Other current liabilities	148	127

Total current liabilities	6,949	7,310
Other liabilities	711	785

Total liabilities	7,660	8,095

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	46,586	45,450
Treasury stock	(4,595)	(1,506)
Retained earnings (accumulated deficit)	149	(1,363)

Total stockholders’ equity	42,142	42,583

	$49,802	$50,678

See accompanying notes to condensed consolidated financial statements.

SM&A
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$26,009	$25,568	$51,432	$49,192
Cost of revenue	15,728	15,663	31,413	30,080

Gross margin	10,281	9,905	20,019	19,112

Selling, general and administrative expenses	8,553	6,631	17,510	13,525

Operating income	1,728	3,274	2,509	5,587

Interest income, net	22	78	117	221

Income before income taxes	1,750	3,352	2,626	5,808

Income tax expense	738	1,349	1,114	2,354

Net income	$1,012	$2,003	$1,512	$3,454

Earnings per share:
Basic	$0.05	$0.11	$0.08	$0.18
Diluted	$0.05	$0.11	$0.08	$0.18

Shares used in calculating earnings per share:
Basic	18,603	18,787	18,797	18,698
Diluted	18,698	18,964	18,901	18,882
See accompanying notes to condensed consolidated financial statements.

SM&A
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,512	$3,454
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	611	589
Loss on disposal of assets	32	—
Stock-based compensation expense	855	898
Excess tax benefits from stock-based compensation	—	(118)
Deferred income taxes	(1,067)	(199)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(5,885)	(7,096)
Prepaid expenses and other assets	557	46
Accounts payable	406	238
Accrued compensation and related benefits	962	784
Other liabilities	(1,803)	(2)

Net cash used in operating activities	(3,820)	(1,406)

Cash flows from investing activities:
Purchases of fixed assets	(340)	(729)
Purchases of marketable securities	(7,771)	(12,500)
Proceeds from sale of marketable securities	12,728	6,000
Cost of acquisitions, net of cash acquired	(96)	(4,465)

Net cash provided by (used in) investing activities	4,521	(11,694)

Cash flows from financing activities:
Proceeds from issuance of common stock	281	460
Excess tax benefits from stock-based compensation	—	118
Payment for repurchase of shares	(3,089)	(842)

Net cash used in financing activities	(2,808)	(264)

Net decrease in cash and cash equivalents from continued operations	(2,107)	(13,364)
Net cash used in discontinued operations by operating activities	—	(42)

Net decrease in cash and cash equivalents	(2,107)	(13,406)
Cash and cash equivalents at beginning of period	5,422	15,143

Cash and cash equivalents at end of period	$3,315	$1,737

Supplemental information—cash paid for:
Income taxes	$1,696	$2,135

Supplemental disclosure of non-cash transactions:
Common stock issued for an acquisition	$—	$2,213
Common stock issued to an employee	$—	$50
Common stock issued to non-employee directors	$39	$—
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2007
(UNAUDITED)
Note 1. Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at June 30, 2008, the consolidated results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007, respectively. Comprehensive income is equivalent to net income for the three and six month periods ended June 30, 2008 and 2007, respectively.
Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.
The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2008.
Recent Accounting Pronouncements
In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.
Note 2. Earnings Per Share
The following table illustrates the number of shares used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income	$1,012	$2,003	$1,512	$3,454
Denominator:
Weighted average shares outstanding	18,603	18,787	18,797	18,698
Effect of dilutive outstanding stock options	95	177	104	184

Denominator for diluted income per share	18,698	18,964	18,901	18,882

Basic earnings per share	$0.05	$0.11	$0.08	$0.18

Dilutive earnings per share	$0.05	$0.11	$0.08	$0.18

Anti-dilutive shares excluded from the foregoing reconciliation	2,303	1,149	2,289	1,493

Note 3. Investments in Marketable Securities
During the six months ended June 30, 2008, the Company purchased additional short-term state issued variable rate demand note securities for $7.8 million and sold $12.7 million of its marketable securities for operating activities. There were no unrealized gains or losses at June 30, 2008. For the three and six months ended June 30, 2008 and 2007, interest income on these investments was approximately $24,000, $88,000, $32,000 and $74,000, respectively.

Note 4. Stock-Based Compensation
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock price volatility	39.1%	42.0%	35.1%	67.2%
Risk-free interest rate	2.8%	4.5%	2.6%	4.8%
Expected life (in years)	4.8	3.7	3.1	3.8
Forfeiture rate	10.0%	9.1%	10.5%	9.5%
Stock dividend yield	N/A	N/A	N/A	N/A
Weighted-average fair value per option granted	$1.58	$2.68	$1.41	$3.36
The following table summarizes stock option activity for the six months ended June 30, 2008:

		Weighted-	Weighted-Average	Aggregate
		Average	Fair Value of	Intrinsic
Activity	Shares	Exercise Price	Options Granted	Value
Outstanding at December 31, 2007	2,272,448	$7.43
Granted	572,428	5.37	$1.41
Exercised	—	—
Cancelled, Forfeited or Expired	(204,050)	7.65

Outstanding at June 30, 2008	2,640,826	6.97		$489,000

Exercisable at June 30, 2008	1,358,926	$7.67		$465,000

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $0 and $439,000, respectively.
The Company recorded $434,000, $855,000, $448,000 and $848,000 in stock-based compensation expense before income tax benefit for stock options in its results of operations for the three and six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, $2.8 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2.4 years.
The Company received $0 and $236,000 in cash from option exercises during the six months ended June 30, 2008 and 2007, respectively. The Company received $241,000 and $223,000 from the purchase of shares under the employee stock purchase plan (“ESPP”) during the six months ended June 30, 2008 and 2007, respectively. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.
Note 5. Acquisitions
On February 9, 2007, the Company completed an acquisition of Project Planning, Incorporated (“PPI”) pursuant to a Stock Purchase Agreement, as amended. As part of the agreement, as amended, the Company could pay up to an additional $9.5 million over a three year period upon satisfaction of certain revenue goals. As of June 30, 2008, the selling shareholder of PPI earned approximately $4.3 million of the remaining cash portion of the purchase price, of which $733,000 and $1.6 million was recorded as a selling, general and administrative expense during the three and six months ended June 30, 2008, respectively.
On September 14, 2007, the Company completed an acquisition of Performance Management Associates, Inc. (“PMA”) pursuant to a Stock Purchase Agreement, as amended. As part of the agreement, as amended, the Company could pay up to an additional $1.3 million over a three year period upon satisfaction of certain revenue goals. If earned, the additional payment will be allocated to goodwill. No amount was earned as of June 30, 2008.
Unaudited Pro Forma Financial Information
The pro forma combined results set forth below are not necessarily indicative of the results that actually would have occurred if the acquisitions had been completed as of the beginning of 2007, nor are they necessarily indicative of future consolidated results.

The following presents the unaudited pro forma combined results of operations of the Company with the acquisitions:

	Three Months Ended	Six Months Ended
(in thousands, except per share amounts)	June 30, 2007	June 30, 2007
Revenue	$27,097	$52,606
Net income	$1,986	$3,431
Pro forma earnings per share:
Basic	$0.11	$0.18
Diluted	$0.10	$0.18
Note 6. Intangible Assets and Goodwill
The Company recorded amortization expense related to the acquired amortizable intangibles of $111,000, $222,000, $50,000 and $77,000 during the three and six months ended June 30, 2008 and 2007, respectively. The Company recorded $96,000 of additional goodwill related to the PPI earn-out provision during the six months ended June 30, 2008.
Note 7. Income Taxes
Our effective income tax rates for the three and six months ended June 30, 2008 and 2007 were 42.2%, 42.4%, 40.2% and 40.5%, respectively. The income tax rate for the three and six months ended June 30, 2008 increased over the same periods of the prior year as the Company could not recognize the full benefit of stock-based compensation expense until the related options are exersied with a disqualifying disposition. The corresponding increase in deferred taxes is primarily due to the timing of recognizing the related tax benefits.
Note 8. Credit Facility
The Company has a revolving credit agreement which allows for unsecured borrowings up to $10.0 million at the Company’s option of prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on May 1st of each year. The agreement requires the Company to comply with certain financial and negative covenants (as defined in the agreement). The credit line was renewed on May 1, 2008. At June 30, 2008, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit and $10.0 million was available.
Note 9. Stockholders’ Equity
The Company’s Board of Directors (“Board”) has previously authorized a plan to repurchase up to $30.0 million of the Company’s common stock. For the six months ended June 30, 2008 and 2007, the Company repurchased 654,236 shares at a total cost of $3.1 million and 139,417 shares at a total cost of $842,000, respectively. Since the inception of the share repurchase plan, the Company has repurchased 4,009,096 shares at a total cost of $27.3 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The share repurchase plan may be suspended or discontinued at any time. The Company currently has approximately $2.7 million remaining in share repurchase authorization.
The Company’s stockholders equity activity for the six months ended June 30, 2008 is presented below:

		Common Stock and		Retained Earnings
	Common	Additional Paid-In	Treasury	(Accumulated	Stockholders’
(in thousands, except share data)	Shares	Capital	Stock	Deficit)	Equity
Balances at December 31, 2007	18,998,110	$45,452	$(1,506)	$(1,363)	$42,583
Proceeds from the issuance of common stock	56,911	281	—	—	281
Stock-based compensation expense.	—	855	—	—	855
Repurchased treasury shares	(654,236)	—	(3,089)	—	(3,089)
Net income	—	—	—	1,512	1,512

Balances at June 30, 2008	18,400,785	$46,588	$(4,595)	$149	$42,142

In 2007, the Company’s Compensation Committee approved the Executive Incentive Plan (the “Plan”) which includes a long-term incentive based compensation component titled Long Term Incentive Plan (“LTIP”). This Plan is designed to drive behavior to reach revenue, net income, and earnings per share targets established by the Compensation Committee. The LTIP will reward sustained performance over a three-year period that substantially increases shareholder value and will cover the calendar period 2008 through 2010. The Compensation Committee intends to issue performance stock on an annual basis with successive three-year performance periods. The criteria in the LTIP will be the achievement of $0.79 EPS, over a twelve month period, on or before December 31, 2010. If the $0.79 EPS is met prior to December 31, 2010, the performance stock will be issued within 30 days of reaching the maximum target. Determination that the EPS target has been achieved will be by Audit Committee of the Board. If the criteria are not met by December 31, 2010, the number of shares granted will be determined in accordance with a predetermined sliding scale. EPS performance below $0.54 a share will receive no award. There was no expense recorded as of June 30, 2008.
Note 10. Commitments and Contingencies
From time to time, the Company may be involved in legal proceedings and claims that arise in the ordinary course of business. The Company is currently unaware of any legal proceedings or claims against it that management believes will have, individually or in the aggregate, a materially adverse effect on its business, financial condition or operating results.
The Company has entered into employment agreements with its President and Chief Executive Officer and its Chief Financial Officer and into benefit agreements with other executives of the Company (collectively “Agreements”). Under the terms of each of the Agreements, the Company may be obligated to pay a severance payment ranging from three months to one year of the respective employee’s base salary, depending on the date of termination, if the employment is terminated by the Company without cause. In addition, the Agreements have change of control provisions that may require the Company to pay up to eighteen months of current annual base salary, target bonus and health and life insurance benefits.
The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this report and the documents incorporated by reference herein. Any statements (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of SM&A may vary materially from those expected or anticipated in these forward-looking statements. The information incorporated by reference under the heading “Risk Factors” in this report provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements. Because of these and other factors that may affect SM&A’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that SM&A files from time to time with the Securities and Exchange Commission, or SEC, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.
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
Our Company
We support our clients by providing a full array of services that adds to our clients’ top line revenue through the more effective management of their proposals and/or improves their bottom line earnings by applying technical and management leadership to their awarded programs. While the Company operates in one business segment, our business strategy is to classify the services we offer under the following two categories:
Competition Management consulting services that provide project leadership to help our clients strategically position themselves, identify business opportunities, and formulate and prepare competitive bids; and
Program Services consulting services that assist our clients in keeping their programs on schedule and under budget while increasing their probability of successful program delivery.
Under these two service lines, our employees and consultants provide strategy, proposal management, program management, systems engineering, program planning, and other high-value technical support to major industrial customers in the defense, healthcare, homeland security, aerospace, systems integration/information technology, and engineering sectors.

Results of Operations
Three and Six Months Ended June 30, 2008 and 2007
The following table summarizes operating results:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2008	2007	Change	2008	2007	Change
Revenue	$26.0	$25.6	1.6%	$51.4	$49.2	4.5%
Cost of revenue	15.7	15.7	0.0	31.4	30.1	4.3

Gross margin	10.3	9.9	4.0	20.0	19.1	4.7
Selling, general and administrative expenses	8.6	6.6	30.3	17.5	13.5	29.6

Operating income	1.7	3.3	(48.5)	2.5	5.6	(55.4)
Interest income, net	0.0	0.1	(100.0)	0.1	0.2	(50.0)
Income tax expense	0.7	1.3	(46.2)	1.1	2.4	(54.2)

Net income	$1.0	$2.0	(50.0)%	$1.5	$3.5	(57.1)%

Revenue
The following table presents selected financial information compared to the same period of the prior year:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change
Revenues by Market Vertical
Aerospace and defense	$21.0	$20.1	4.5%	$40.5	$40.0	1.3%
Non-aerospace and defense	5.0	5.5	(9.1)	10.9	9.2	18.5

Total	$26.0	$25.6	1.6%	$51.4	$49.2	4.5%

Revenues by Service Line
Competition Management	$10.8	$14.9	(27.5)%	$24.1	$29.3	(17.7)%
Program Services	15.2	10.7	42.1	27.3	19.9	37.2

Total	$26.0	$25.6	1.6%	$51.4	$49.2	4.5%

Revenue increased 1.6% or $0.4 million to $26.0 million for the three months ended June 30, 2008 compared to the same period of the prior year, and increased 4.5% or $2.2 million to $51.4 million for the six months ended June 30, 2008 compared to the same period of the prior year. We attribute these revenue trends to the execution on our corporate strategy to diversify our services and solutions across our clients’ program life cycle.
Total aerospace and defense (“A&D”) client revenue was up slightly to $21.0 million and $40.5 million for the three and six months ended June 30, 2008 as compared to $20.1 million and $40.0 million compared to the same periods in 2007. A&D revenues in the second quarter of 2008 were the highest in the history of the company. Non-A&D client revenues decreased 9.1% to $5.0 million from $5.5 million for the three months ended June 30, 2008 and 2007, respectively, but increased 18.5% to $10.9 million for the six months ended June 30, 2008 compared to $9.2 million for the same period in 2007.
Revenues from our Competition Management and Program Services service lines were 41.5% and 58.5% of total revenues, respectively, for the three months ended June 30, 2008 as compared to 58.2% and 41.8% in 2007. During the first half of 2008, the competitive procurement opportunities that were released were generally smaller in size compared to the first half of 2007. This attribute is generally expected in election years when a change of administration is expected. Larger Federal procurement opportunities have the tendency to drive higher revenue levels due to the larger and more complex proposals that are required. Large Federal procurement opportunities trends have been variable and have traditionally contributed to inconsistent Competition Management revenue within SM&A. Success fees for the three and six months ended June 30, 2008 were $0 and $226,000 compared to $118,000 and $118,000 for the same periods of the prior year, respectively.
The Company has continued its Program Services revenue momentum by the addition of acquired planning and scheduling and earned-value management systems service revenues. These acquisitions, along with our solution offerings, have generated consistent sequential quarterly Program Services revenue growth.

Gross Margin
The following table presents our gross margin results compared to the same period of the prior year:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Revenue	$26.0	$25.6	$51.4	$49.2
Cost of revenue	15.7	15.7	31.4	30.1

Gross margin	$10.3	$9.9	$20.0	$19.1

Gross margin percentage	39.6%	38.7%	38.9%	38.9%

Gross margin increased $0.4 million, or 4.0%, to $10.3 million for the three months ended June 30, 2008 compared to $9.9 million for the same period of the prior year, and increased $0.9 million, or 4.7%, to $20.0 million for the six months ended June 30, 2008 compared to $19.1 million for the same period in 2007. As a percentage of revenue, gross margin increased to 39.6% and 38.9% for the three and six months ended June 30, 2008 compared to 38.7% and 38.9% for the same period of 2007. The Company’s continuous efforts to improve margins, was offset by pricing structures offered to our clients, which included $66,000 and $189,000 for the three and six months ended June 30, 2008, respectively, of financial investments on key client proposals to secure follow-on services. We recorded success fees of $226,000 and $118,000 for the six months ended June 30, 2008 and 2007, respectively. We expect the gross margins to approximate 39.5% for fiscal year 2008.
Selling, General and Administrative Expenses (“SG&A”)
SG&A consist principally of salary and benefit costs for executive, sales and administrative personnel, stock-based compensation, depreciation and amortization, training and recruiting, professional services and other general corporate activities. SG&A expenditures increased $2.0 million or 30.3% and $4.0 million or 29.6%, respectively, for the three and six months ended June 30, 2008 compared to the same period of the prior year. These increases are due primarily to higher stock-based compensation expense, the Company’s expansion thru acquisitions and the related earn-outs, the Company’s offsite training conference held in March 2008 and professional fees related to the recent proxy contest, offset by the expenditures related to the changes in management incurred in 2007 including the retirement payment to the Company’s former Chairman and Chief Executive Officer.
The former Chairman and Chief Executive Officer of SM&A solicited stockholders to vote for a dissident slate of four directors he recommended replacing four independent incumbent directors. We settled the contest in May 2008, prior to our annual meeting of stockholders. This contest demanded management’s time and corporate resources diverting focus from core business activities. SM&A retained a third party proxy solicitor to assist the Company in the solicitation of proxies for a fixed fee. The Company’s expenses related to the solicitation in excess of those normally spent for an annual meeting with an uncontested director election were approximately $880,000, of which $820,000 and $880,000 was expensed during the three and six months ended June 30, 2008, respectively.
The following table presents our SG&A results segregating these areas of cost for comparison purposes:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change
SG&A before the segregated expenses below	$5.5	$5.7	(3.5)%	$10.5	$11.2	(6.2)%
Stock-based compensation	0.4	0.4	0.0	0.9	0.8	12.5
PPI and PMA SG&A	1.1	0.4	175.0	2.0	0.7	185.7
Strategic Advisors SG&A	0.1	—	100.0	0.5	—	100.0
Earn-out amount earned by the principal of PPI	0.7	—	100.0	1.6	—	100.0
Proxy contest expenses	0.8	—	100.0	0.9	—	100.0
Company-wide offsite training conference fees.	—	—	N/A	1.1	—	100.0
Management transition related expenses	—	0.1	(100.0)	—	0.8	(100.0)

Total SG&A	$8.6	$6.6	30.3%	$17.5	$13.5	29.6%

Excluding the items detailed above, SG&A as a percentage of revenue decreased to 21.2% and 20.4% for the three and six months ended June 30, 2008, respectively, over the comparable period of 2007.

Operating Income
Operating income decreased $1.6 million or 48.5% to $1.7 million and $3.1 million or 55.4% to $2.5 million for the three and six months ended June 30, 2008 compared to the same period of 2007. As a percentage of revenue, operating income decreased to 6.5% and 4.9% for the three and six months ended June 30, 2008 as compared to the same period of the prior year. Operating income primarily decreased due to the increase in SG&A expenditures discussed above.
Income Tax Expense
Our effective income tax rates for the three and six months ended June 30, 2008 and 2007 were 42.2%, 42.4%, 40.2% and 40.5%, respectively. The income tax rate for the three and six months ended June 30, 2008 increased over the same periods of the prior year as the Company could not recognize the full benefit of stock-based compensation expense until the related options are exercised with a disqualifying disposition. The corresponding increase in deferred taxes is primarily due to the timing of recognizing the related tax benefits. We estimate the tax rate for the full year 2008 will be approximately 42 percent.
Liquidity and Capital Resources
The following table presents selected financial information and statistics for each of the periods ended presented:

(in thousands)	June 30, 2008	December 31, 2007
Cash, cash equivalents, and short-term investments	8,968	16,032
Accounts receivable, net	24,056	18,171
Prepaid expenses and other current assets	1,526	2,011
Working capital	27,601	28,904
As of June 30, 2008, the Company had $9.0 million in cash, cash equivalents, and short-term investments, a decrease from $16.0 million at December 31, 2007. The principal components of this net decrease were cash used in operating activities of $3.8 million, including the increase in the number of day’s sales outstanding (“DSO”) to 84 days from 69 days at June 30, 2008 and December 31, 2007, respectively, the $3.6 million payment on the earn-out amount earned by the principal of PPI and approximately $900,000 of expenses paid on the total $1.1 million of fees related to the Company’s offsite training event, and the cash used in financing activities for the share buyback activity in which the Company repurchased $3.1 million of common shares during the six months ended June 30, 2008, which approximated the daily maximum volume limit under SEC rules during the quarter. The cash used for these expenditures was partially offset by the proceeds from the sale of marketable securities. The increase in DSO’s at June 30, 2008, was attributed to the $2.8 million increase in unbilled revenues at June 30, 2008 from December 31, 2007 due to the cut-off of the billing cycle at period end. Excluding the unbilled portion of accounts receivable, our DSO’s are at our historical average of 74 days. We expect to reduce our DSO’s to a level at or below our historical average of 74 days before the end of this fiscal year.
We plan to use approximately $400,000 of cash on hand to implement additional modules and functionality to our existing Enterprise Resource Planning Software during the balance of fiscal year 2008.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. to Part I of our 2007 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about securities purchased during the three months ended June 30, 2008 under the Company’s share repurchase program.

				Approximate Dollar
				Value of Shares
			Total Number of	That May Yet Be
			Shares Purchased as	Purchased Under the
	Total Number of	Average Price Paid	Part of a Publicly	Plan (in thousands)
Period	Shares Purchased	Per Share	Announced Plan (1)	(2)
April 2008	—	—	—	$4,763
May 2008	413,036	$4.97	413,036	2,709
June 2008.	—	—	—	2,709

Total	413,036	$4.97	413,036	$2,709

(1)	We repurchased a total of 413,036 shares of our common stock during the quarter ended June 30, 2008 under a share repurchase program that we announced in May 2004.

(2)	Our Board of Directors has approved a share repurchase program for the repurchase of up to $30 million of our common stock from time-to-time. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Our Annual Meeting of Shareholders was held on May 23, 2008.

(b)	In the election, nine nominees of the Board of Directors were elected for one-year terms expiring on the date of the annual meeting in 2009. The votes were as follows:

	For	Abstain
William C. Bowes	14,564,300	18,118
Dwight L. Hanger	14,563,952	18,466
J. Christopher Lewis	14,563,750	18,668
Cathy McCarthy	14,563,952	18,466
Peter Pace	14,563,902	18,516
Joseph B. Reagan	14,564,300	18,118
Robert Rodin	14,563,952	18,466
John P. Stenbit	14,564,102	18,316
Robert J. Untracht	14,564,102	18,316

(c)	The results of voting on Proposals 2 through 3 (as numbered in the 2008 Proxy Statement) were as follows:
2.	Approval of Amendment to the Amended and Restated Employee Stock Purchase Plan was as follows:

Number of Votes
For	13,839,083
Against	724,447
Abstain	18,888
Broker non-votes	0
3.	Approval of the ratification of the appointment of BDO Seidman, LLP to serve as the independent registered public accounting firm for the fiscal year ending December 31, 2008 was as follows:

Number of Votes
For	14,562,463
Against	8,440
Abstain	11,715
Broker non-votes	0
(d)	In May 2008, prior to SM&A’s annual stockholder meeting, SM&A and its former Chairman of the Board and CEO entered into an agreement to settle their then pending proxy contest. See the proxy soliciting material contained in SM&A’s Schedule 14A Definitive Revised Proxy filed with the SEC on May 22, 2008, for a description of the terms of the settlement and the anticipated cost to SM&A in connection therewith.
Item 5. Other Information
Not Applicable.
Item 6. Exhibits
Exhibits
2.1	Stock Purchase Agreement, by and among Project Planning, Inc., Richard Bowe, its Shareholder, and SM&A.
Filed on February 12, 2007 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

2.2	Stock Purchase Agreement, by and among Performance Management Associates, Inc., James A. Wrisley and Paulette Wrisley, its Shareholders, and SM&A.
Filed on September 19, 2007 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

2.3	Amendment to Stock Purchase Agreement, by and among Performance Management Associates, Inc., James A. Wrisley and Paulette Wrisley, its Shareholders, and SM&A.
Filed on March 7, 2008 as Exhibit 2.3 to the registrant’s Annual Report on Form 8-K and incorporated herein by reference.

2.4	Amendment to Stock Purchase Agreement, by and among Project Planning, Inc., Richard Bowe, its Shareholder, and SM&A.
Filed on May 9, 2008 as Exhibit 2.4 to the registrant’s report on Form 10-Q and incorporated herein by reference.

3.1	Certificate of Incorporation of SM&A, a Delaware corporation. Filed on December 6, 2006 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

3.2	Bylaws of SM&A, a Delaware corporation. Filed on December 6, 2006 as Exhibit 3.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

3.3	Agreement and Plan of Merger, between SM&A, a California corporation, and SM&A, a Delaware corporation.
Filed on December 6, 2006 as Exhibit 2.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.1	Amendment No. 1 to Employment Agreement of Cathy L. McCarthy. Filed on January 17, 2008 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.2	Employment Agreement of Peter Pace. Filed on January 24, 2008 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.3	Agreement entered into as of May 21, 2008 by and between Steven S. Myers and SM&A, a Delaware corporation.
Filed on May 23, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

10.4	Credit Agreement dated May 1, 2008 between City National Bank and SM&A, a Delaware corporation.
Filed on May 6, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SM&A (Registrant)
Dated: August 8, 2008	By:	/s/ JAMES R. ECKSTAEDT
James R. Eckstaedt
Executive Vice President, Finance and Chief Financial Officer

Dated: August 8, 2008	By:	/s/ CATHY MCCARTHY
Cathy McCarthy
President and Chief Executive Officer