Form 10-Q
period 2008-09-30
SM&A
filed 2008-11-07
CIK 1050031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Common Stock, $0.0001 par value—18,450,860 shares outstanding as of October 31, 2008

SM&A

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
SM&A
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4,844	$5,422
Investments	6,692	10,610
Accounts receivable, net	25,193	18,171
Prepaid expenses and other current assets	2,683	2,011

Total current assets	39,412	36,214
Fixed assets, net	3,343	3,399
Goodwill	10,767	8,278
Intangibles, net	1,558	1,892
Other assets	840	895

	$55,920	$50,678

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,039	$1,925
Accrued compensation and related benefits	5,158	2,550
Accrued contingent consideration	3,859	2,708
Other current liabilities	159	127

Total current liabilities	11,215	7,310
Other liabilities	663	785

Total liabilities	11,878	8,095

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	47,121	45,450
Treasury stock	(4,595)	(1,506)
Retained earnings (accumulated deficit)	1,514	(1,363)

Total stockholders’ equity	44,042	42,583

	$55,920	$50,678

See accompanying notes to condensed consolidated financial statements.

SM&A
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$25,332	$25,059	$76,764	$74,251
Cost of revenue	15,151	14,941	46,564	45,021

Gross margin	10,181	10,118	30,200	29,230

Selling, general and administrative expenses	7,968	7,095	25,478	20,620

Operating income	2,213	3,023	4,722	8,610

Interest income, net	41	80	158	301

Income before income taxes	2,254	3,103	4,880	8,911

Income tax expense	889	1,268	2,003	3,622

Net income	$1,365	$1,835	$2,877	$5,289

Earnings per share:
Basic	$0.07	$0.10	$0.15	$0.28
Diluted	$0.07	$0.10	$0.15	$0.28

Shares used in calculating earnings per share:
Basic	18,423	18,874	18,671	18,758
Diluted	18,480	19,021	18,763	18,930
See accompanying notes to condensed consolidated financial statements.

SM&A
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,877	$5,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	932	907
Loss on disposal of assets	32	—
Stock-based compensation expense	1,276	1,335
Excess tax benefits from stock-based compensation	—	(118)
Deferred income taxes	69	(291)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(7,022)	(6,272)
Prepaid expenses and other assets	(686)	(451)
Accounts payable	114	(847)
Accrued compensation and related benefits	2,608	1,696
Accrued contingent consideration	1,151	—
Other liabilities	(90)	386

Net cash provided by operating activities	1,261	1,634

Cash flows from investing activities:
Purchases of fixed assets	(574)	(926)
Purchases of marketable securities	(12,969)	(16,520)
Proceeds from sale of marketable securities	16,887	10,000
Cost of acquisitions, net of cash acquired	(2,489)	(6,455)

Net cash provided by (used in) investing activities	855	(13,901)

Cash flows from financing activities:
Proceeds from issuance of common stock	395	666
Excess tax benefits from stock-based compensation	—	118
Payment for repurchase of shares	(3,089)	(842)

Net cash used in financing activities	(2,694)	(58)

Net decrease in cash and cash equivalents from continued operations	(578)	(12,325)
Net cash used in discontinued operations by operating activities	—	(42)

Net decrease in cash and cash equivalents	(578)	(12,367)
Cash and cash equivalents at beginning of period	5,422	15,143

Cash and cash equivalents at end of period	$4,844	$2,776

Supplemental information—cash paid for:
Income taxes	$2,691	$4,057

Supplemental disclosure of non-cash transactions:
Common stock issued for an acquisition	$—	$2,716
Common stock issued to an employee	$—	$50
Common stock issued to non-employee directors	$39	$—
Assets acquired under a capital lease	$—	$160
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2008 and 2007
(UNAUDITED)
Note 1. Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; such financial statements contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the consolidated financial position of SM&A at September 30, 2008, the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007, respectively. Comprehensive income is equivalent to net income for the three and nine month periods ended September 30, 2008 and 2007, respectively.
Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end and could be materially different than at year-end. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation. Accrued contingent consideration accounts were reclassified from accrued compensation and related benefits to accrued contingent consideration.
Recent Accounting Pronouncements
In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

Note 2. Earnings Per Share
The following table illustrates the number of shares used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income	$1,365	$1,835	$2,877	$5,289
Denominator:
Weighted average shares outstanding	18,423	18,874	18,671	18,758
Effect of dilutive outstanding stock options	57	147	92	172

Denominator for diluted income per share	18,480	19,021	18,763	18,930

Basic earnings per share	$0.07	$0.10	$0.15	$0.28

Dilutive earnings per share	$0.07	$0.10	$0.15	$0.28

Anti-dilutive shares excluded from the foregoing reconciliation	2,429	1,658	2,425	1,535

Note 3. Investments in Marketable Securities
During the nine months ended September 30, 2008 and 2007, the Company purchased additional short-term state issued variable rate demand note securities for $13.0 million and $16.5 million and sold $16.9 million and $10.0 million of its marketable securities for operating activities, respectively. There were no unrealized gains or losses at September 30, 2008. For the three and nine months ended September 30, 2008 and 2007, interest income on these investments was approximately $44,000, $132,000, $69,000 and $144,000, respectively.
Note 4. Stock-Based Compensation
The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock price volatility	40.6%	42.0%	35.6%	59.0%
Risk-free interest rate	2.3%	4.4%	2.6%	4.7%
Expected life (in years)	2.7	3.6	3.1	3.7
Forfeiture rate	10.0%	10.5%	10.4%	9.8%
Stock dividend yield	N/A	N/A	N/A	N/A
Weighted-average fair value per option granted	$0.95	$2.58	$1.36	$3.11
The following table summarizes stock option activity for the nine months ended September 30, 2008:

		Weighted-	Weighted-Average	Aggregate
		Average	Fair Value of	Intrinsic
Activity	Shares	Exercise Price	Options Granted	Value
Outstanding at December 31, 2007	2,272,448	$7.43
Granted	637,428	5.16	$1.36
Exercised	250	2.50
Cancelled, Forfeited or Expired	(255,350)	7.74

Outstanding at September 30, 2008	2,654,276	6.86		$95,000

Exercisable at September 30, 2008	1,400,876	$7.63		$93,000

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $0 and $463,000, respectively.
The Company recorded $421,000, $1.3 million, $436,000 and $1.3 million in stock-based compensation expense before income tax benefit for stock options in its results of operations for the three and nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, $2.4 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 2.4 years.
The Company received $0 and $274,000 in cash from option exercises during the nine months ended September 30, 2008 and 2007, respectively. The Company received $354,000 and $390,000 from the purchase of shares under the employee stock purchase plan (“ESPP”) during the nine months ended September 30, 2008 and 2007, respectively. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.
Note 5. Acquisitions
On February 9, 2007, the Company completed an acquisition of Project Planning, Incorporated (“PPI”) pursuant to a Stock Purchase Agreement, as amended. As part of the agreement, as amended, the Company could pay up to an additional $9.5 million over a three year period upon satisfaction of certain revenue goals. As of September 30, 2008, the selling shareholder of PPI earned approximately $6.9 million of the remaining cash portion of the purchase price, of which $733,000 and $2.3 million was recorded as a selling, general and administrative expense during the three and nine months ended September 30, 2008, respectively.
On September 14, 2007, the Company completed an acquisition of Performance Management Associates, Inc. (“PMA”) pursuant to a Stock Purchase Agreement, as amended. As part of the agreement, as amended, the Company could pay up to an additional $2.0 million over a three year period upon satisfaction of certain revenue goals, of which $500,000 was recorded as goodwill during the three and nine months ended September 30, 2008.
Unaudited Pro Forma Financial Information
The pro forma combined results set forth below are not necessarily indicative of the results that actually would have occurred if the acquisitions had been completed as of the beginning of 2007, nor are they necessarily indicative of future consolidated results.
The following presents the unaudited pro forma combined results of operations of the Company with the acquisitions:

	Three Months Ended	Nine Months Ended
(in thousands, except per share amounts)	September 30, 2007	September 30, 2007
Revenue	$25,973	$78,579
Net income	$1,824	$5,256
Pro forma earnings per share:
Basic	$0.10	$0.28
Diluted	$0.10	$0.28
Note 6. Intangible Assets and Goodwill
The Company recorded amortization expense related to the acquired amortizable intangibles of $112,000, $334,000, $61,000 and $138,000 during the three and nine months ended September 30, 2008 and 2007, respectively. The Company recorded $2.0 million and $500,000 of additional goodwill related to the PPI and PMA earn-out provisions during the nine months ended September 30, 2008, respectively.
Note 7. Income Taxes
Our effective income tax rates for the three and nine months ended September 30, 2008 and 2007 were 39.4%, 41.0%, 40.9% and 40.6%, respectively. Income tax expense for the three months ended September 30, 2008 was impacted by the reduction of the fiscal 2008 effective tax rate due to the lower estimated annual income before income taxes.
Note 8. Credit Facility
The Company has a revolving credit agreement which allows for unsecured borrowings up to $10.0 million at the Company’s option of prime rate minus one half of one percent (-0.50%) per annum or LIBOR plus two and one quarter percent (2.25%) per annum. The revolving credit agreement is renewable annually on May 1st of each year. The agreement requires the Company to comply with certain financial and negative covenants (as defined in the agreement). The credit line was renewed on May 1, 2008. At September 30, 2008, the Company was in compliance with its covenants and had no outstanding borrowings under the line of credit and $10.0 million was available.

Note 9. Stockholders’ Equity
The Company’s Board of Directors (“Board”) has previously authorized a plan to repurchase up to $30.0 million of the Company’s common stock. For the nine months ended September 30, 2008 and 2007, the Company repurchased 654,236 shares at a total cost of $3.1 million and 139,417 shares at a total cost of $842,000, respectively. Since the inception of the share repurchase plan, the Company has repurchased 4,009,096 shares at a total cost of $27.3 million. The Company intends to repurchase shares from time to time, at prevailing prices, in the open market. The share repurchase plan may be suspended or discontinued at any time. The Company currently has approximately $2.7 million remaining in share repurchase authorization.
The Company’s stockholders equity activity for the nine months ended September 30, 2008 is presented below:

		Common Stock and		Retained Earnings
	Common	Additional Paid-In	Treasury	(Accumulated	Stockholders’
(in thousands, except share data)	Shares	Capital	Stock	Deficit)	Equity
Balances at December 31, 2007	18,998,110	$45,452	$(1,506)	$(1,363)	$42,583
Proceeds from the issuance of common stock	82,161	395	—	—	395
Stock-based compensation expense	—	1,276	—	—	1,276
Repurchased treasury shares	(654,236)	—	(3,089)	—	(3,089)
Net income	—	—	—	2,877	2,877

Balances at September 30, 2008	18,426,035	$47,123	$(4,595)	$1,514	$44,042

In 2007, the Company’s Compensation Committee approved the 2008 Executive Incentive Plan (the “Plan”) which includes a long-term incentive based compensation component titled Long Term Incentive Plan (“LTIP”). This Plan is designed to drive behavior to reach revenue, net income, and earnings per share targets established by the Compensation Committee. The LTIP will reward sustained performance over a three-year period that substantially increases shareholder value and will cover three-year calendar periods. The Compensation Committee intends to issue performance stock on an annual basis with successive three-year performance periods. For the 2007 through 2009 plan period, the criteria in the LTIP will be the achievement of $0.96 EPS, over any fiscal year period within the applicable three-year performance period, on or before December 31, 2009. If the $0.96 EPS is met prior to December 31, 2009, the performance stock will be issued on March 15 of the calendar year following the end of such fiscal year of reaching the maximum target. If the criteria are not met by December 31, 2009, the number of shares granted will be determined in accordance with a predetermined sliding scale. EPS performance below $0.66 a share will receive no award. For the 2008 through 2010 plan period, the criteria in the LTIP will be the achievement of $0.79 EPS, over any fiscal year period within the applicable three-year performance period, on or before December 31, 2010. If the $0.79 EPS is met prior to December 31, 2010, the performance stock will be issued on March 15 of the calendar year following the end of such fiscal year of reaching the maximum target. If the criteria are not met by December 31, 2010, the number of shares granted will be determined in accordance with a predetermined sliding scale. EPS performance below $0.54 a share will receive no award. Determination that the EPS target has been achieved will be by Audit Committee of the Board. There was no expense recorded as of September 30, 2008.
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
The Company has entered into employment agreements with its President and Chief Executive Officer and its Chief Financial Officer and into benefit agreements with other executives of the Company (collectively “Agreements”). Under the terms of each of the Agreements, the Company may be obligated to pay a severance payment ranging from three months to one year of the respective employee’s current base salary, target bonus and health and life insurances benefits, depending on the date of termination, if the employment is terminated by the Company without cause. In addition, the Agreements have change of control provisions that may require the Company to pay up to eighteen months of current annual base salary, target bonus and health and life insurance benefits.
The Company has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2008.

Note 11. Subsequent Events
On October 31, 2008, the Company announced a definitive agreement under which an affiliate of Odyssey Investment Partners, LLC, will acquire SM&A for $6.25 per share in cash in a transaction with a total value of approximately $119.6 million. The transaction, which is expected to close near the end of calendar 2008 or early in the first quarter of 2009, is subject to SM&A stockholder approval, antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions. Pursuant to the merger agreement, the Company will solicit alternative acquisition proposals from third parties for 45 days subject to compliance with specific procedures set forth in the merger agreement. The Company does not intend to disclose developments with respect to any solicitations it makes or inquiries it receives until the Board has made a decision regarding any alternative proposal and subject to compliance with the merger agreement. The Company recorded costs associated with this transaction for the three and nine months ended September 30, 2008 of $256,000.

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

Results of Operations
Three and Nine Months Ended September 30, 2008 and 2007
The following table summarizes operating results:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	2008	2007	Change	2008	2007	Change
Revenue	$25.3	$25.1	0.8%	$76.8	$74.2	3.5%
Cost of revenue	15.1	15.0	0.7	46.6	45.0	3.6

Gross margin	10.2	10.1	1.0	30.2	29.2	3.4
Selling, general and administrative expenses	8.0	7.1	12.7	25.5	20.6	23.8

Operating income	2.2	3.0	(26.7)	4.7	8.6	(45.3)
Interest income, net	0.1	0.1	—	0.2	0.3	(33.3)
Income tax expense	0.9	1.3	(30.8)	2.0	3.6	(44.4)

Net income	$1.4	$1.8	(22.2)%	$2.9	$5.3	(45.3)%

Revenue
The following table presents selected financial information compared to the same period of the prior year:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2008	2007	Change	2008	2007	Change
Revenues by Service Line
Competition Management	$10.2	$13.6	(25.0)%	$34.1	$42.9	(20.5)%
Program Services	15.1	11.5	31.3	42.7	31.3	36.4

Total	$25.3	$25.1	0.8%	$76.8	$74.2	3.5%

Revenues by Market Vertical
Aerospace and defense	$20.1	$18.1	11.0%	$60.7	$58.0	4.7%
Non-aerospace and defense	5.2	7.0	(25.7)	16.1	16.2	(0.6)

Total	$25.3	$25.1	0.8%	$76.8	$74.2	3.5%

Revenue increased 0.8% or $0.2 million to $25.3 million for the three months ended September 30, 2008 compared to the same period of the prior year, and increased 3.5% or $2.6 million to $76.8 million for the nine months ended September 30, 2008 compared to the same period of the prior year. We attribute the increase in revenues to the execution on our corporate strategy to diversify our services and solutions across Program Services to offset the traditionally inconsistent Competition Management revenue trends.
Revenues from our Competition Management and Program Services service lines were 40.3% and 59.7% of total revenues, respectively, for the three months ended September 30, 2008 as compared to 54.2% and 45.8% in 2007. During the first nine months of 2008, there have been fewer competitive procurement opportunities compared to 2007. We believe this is primarily attributable to reduced sponsorship for new procurements and reduced levels of new large procurements during this election year. Larger Federal procurement opportunities have the tendency to drive higher revenue levels due to the larger and more complex proposals that are required. Large Federal procurement opportunities trends have been variable and have traditionally contributed to inconsistent Competition Management revenue within SM&A. Success fees for the three and nine months ended September 30, 2008 were $82,000 and $308,000 compared to $439,000 and $557,000 for the same periods of the prior year, respectively. The Company has continued to experience growth in Program Services revenue due to increases in both planning and scheduling and earned-value management systems service revenues.
Total aerospace and defense (“A&D”) client revenue increased to $20.1 million and $60.7 million for the three and nine months ended September 30, 2008 as compared to $18.1 million and $58.0 million compared to the same periods in 2007. Non-A&D client revenues decreased 25.7% to $5.2 million from $7.0 million for the three months ended September 30, 2008 and 2007, respectively, and decreased 0.6% to $16.1 million for the nine months ended September 30, 2008 compared to $16.2 million for the same period in 2007.

Gross Margin
The following table presents our gross margin results compared to the same period of the prior year:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007
Revenue	$25.3	$25.1	$76.8	$74.2
Cost of revenue	15.1	15.0	46.6	45.0

Gross margin	$10.2	$10.1	$30.2	$29.2

Gross margin percentage	40.2%	40.4%	39.3%	39.4%

Gross margin increased $63,000, or 1.0%, to $10.2 million for the three months ended September 30, 2008 compared to $10.1 million for the same period of the prior year, and increased $1.0 million, or 3.4%, to $30.2 million for the nine months ended September 30, 2008 compared to $29.2 million for the same period in 2007. As a percentage of revenue, gross margin slightly decreased to 40.2% and 39.3% for the three and nine months ended September 30, 2008 compared to 40.4% and 39.4% for the same period of 2007. The Company’s continuous efforts to improve margins was offset by pricing structures offered to our clients, which included $99,000 and $286,000 for the three and nine months ended September 30, 2008. We recorded success fees of $308,000 and $557,000 for the nine months ended September 30, 2008 and 2007, respectively. Excluding success fees the gross margin percentage increased 0.7% and 0.2% for the three and nine months ended September 30, 2008. We expect gross margins to be approximately 39% and 40% for fiscal year 2008.
Selling, General and Administrative Expenses (“SG&A”)
SG&A consist principally of salary and benefit costs for executive, sales and administrative personnel, stock-based compensation, depreciation and amortization, training and recruiting, professional services and other general corporate activities. SG&A expenditures increased $0.9 million or 12.7% and $4.9 million or 23.8%, respectively, for the three and nine months ended September 30, 2008 compared to the same period of the prior year. These increases are due primarily to the Company’s expansion thru acquisitions and the related earn-outs, the Company’s offsite training conference held in March 2008 and professional fees related to the recent proxy contest, offset by the expenditures related to the changes in management incurred in 2007 including the retirement payment to the Company’s former Chairman and Chief Executive Officer.
On October 31, 2008, the Company announced a definitive agreement under which an affiliate of Odyssey Investment Partners, LLC, will acquire SM&A for $6.25 per share in cash in a transaction with a total value of approximately $119.6 million. The transaction, which is expected to close near the end of calendar 2008 or early in the first quarter of 2009, is subject to SM&A stockholder approval, antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions. Pursuant to the merger agreement, the Company will solicit alternative acquisition proposals from third parties for 45 days subject to compliance with specific procedures set forth in the merger agreement. The Company does not intend to disclose developments with respect to any solicitations it makes or inquiries it receives until the Board has made a decision regarding any alternative proposal and subject to compliance with the merger agreement. The Company recorded costs associated with this transaction for the three and nine months ended September 30, 2008 of $256,000.
The former Chairman and Chief Executive Officer of SM&A solicited stockholders to vote for a dissident slate of four directors he recommended replacing four independent incumbent directors. We settled the contest in May 2008, prior to our annual meeting of stockholders. This contest demanded management’s time and corporate resources diverting focus from core business activities. SM&A retained a third party proxy solicitor to assist the Company in the solicitation of proxies for a fixed fee. The Company’s expenses related to the solicitation in excess of those normally spent for an annual meeting with an uncontested director election were approximately $920,000, of which $40,000 and $920,000 was expensed during the three and nine months ended September 30, 2008, respectively.

The following table presents our SG&A results segregating these areas of cost for comparison purposes:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2008	2007	Change	2008	2007	Change
SG&A before the segregated expenses below	$5.3	$5.6	(5.4)%	$15.8	$16.8	(6.0)%
Recurring SG&A:
Stock-based compensation	0.4	0.4	0.0	1.3	1.3	0.0
PPI and PMA SG&A	1.1	0.5	120.0	3.1	1.2	158.3
Strategic Advisors SG&A	0.2	—	100.0	0.7	—	100.0

Subtotal	1.7	0.9	88.9	5.1	2.5	104.0

Non-recurring SG&A:
Earn-out amount earned by the principal of PPI	0.7	—	100.0	2.3	—	100.0
Transaction expenses	0.3	—	100.0	0.3	—	100.0
Proxy contest expenses	0.0	—	100.0	0.9	—	100.0
Company-wide offsite training conference fees	—	—	N/A	1.1	—	100.0
Management transition related expenses	—	0.6	(100.0)	—	1.3	(100.0)

Subtotal	1.0	0.6	66.7	4.6	1.3	253.8

Total SG&A	$8.0	$7.1	12.7%	$25.5	$20.6	23.8%

Excluding the items detailed above, SG&A as a percentage of revenue decreased to 20.9% and 20.6% from 22.3% and 22.6% for the three and nine months ended September 30, 2008 and 2007, respectively.
Operating Income
Operating income decreased $810,000 or 26.7% to $2.2 million and $3.9 million or 45.3% to $4.7 million for the three and nine months ended September 30, 2008 compared to the same period of 2007. As a percentage of revenue, operating income decreased to 8.7% and 6.2% for the three and nine months ended September 30, 2008 as compared to the same period of the prior year. Operating income primarily decreased due to the increase in SG&A expenditures discussed above.
Income Tax Expense
Our effective income tax rates for the three and nine months ended September 30, 2008 and 2007 were 39.4%, 41.0%, 40.9% and 40.6%, respectively. Income tax expense for the three months ended September 30, 2008 was impacted by the reduction of the fiscal 2008 effective tax rate due to the lower estimated annual income before income taxes. We estimate the tax rate for the full year 2008 will be approximately 41 percent.
Liquidity and Capital Resources
The following table presents selected financial information and statistics for each of the periods ended presented:

(in thousands)	September 30, 2008	December 31, 2007
Cash, cash equivalents, and short-term investments	$11,536	$16,032
Accounts receivable, net	$25,193	$18,171
Prepaid expenses and other current assets	$2,683	$2,011
Working capital	$28,197	$28,904
As of September 30, 2008, the Company had $11.5 million in cash, cash equivalents, and short-term investments, a decrease from $16.0 million at December 31, 2007. The principal components of this net decrease were included within the net cash provided by operating activities of $1.3 million, including the increase in the number of day’s sales outstanding (“DSO”) to 91 days from 69 days at September 30, 2008 and December 31, 2007, respectively, the $3.6 million payment on the earn-out amount earned by the principal of PPI and approximately $900,000 of expenses paid on the total $1.1 million of fees related to the Company’s offsite training event, and the cash used in financing activities for the share buyback activity in which the Company repurchased $3.1 million of common shares during the nine months ended September 30, 2008, which approximated the daily maximum volume limit under SEC rules. The cash used for these expenditures was partially offset by the proceeds from the sale of marketable securities. The increase in DSO’s at September 30, 2008, was attributed to the $1.4 million increase in unbilled revenues at September 30, 2008 from December 31, 2007 due to the cut-off of the billing cycle at period end and the timing of cash receipts related to two of our largest clients. Periodically, when our larger client’s contracts are under renewal we are authorized to continue providing our services while the extended contract is being processed. This process can take two to three months to finalize at which time we invoice all unbilled amounts. Our clients typically pay the balances within 60 days upon receipt of our invoices. DSO’s, excluding the unbilled portion of accounts receivable, was 79 days which approximates our three year historical average of 80 days. We expect to reduce our DSO’s to a level at or below our three year historical average of 80 days before the end of this fiscal year.
We plan to use approximately $100,000 of cash on hand to implement additional modules and functionality to our existing Enterprise Resource Planning Software during the balance of fiscal year 2008.
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
Our Board of Directors has approved a share repurchase program for the repurchase of up to $30 million of our common stock from time-to-time. Under the program, management has discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and regulation. There were no repurchases of our common stock during the quarter ended September 30, 2008.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable.
Item 5. Other Information
Not Applicable.
Item 6. Exhibits
Exhibits
2.1	Stock Purchase Agreement, by and among Project Planning, Inc., Richard Bowe, its Shareholder, and SM&A.
Filed on February 12, 2007 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

2.2	Stock Purchase Agreement, by and among Performance Management Associates, Inc., James A. Wrisley and Paulette Wrisley, its Shareholders, and SM&A.
Filed on September 19, 2007 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

2.3	Amendment to Stock Purchase Agreement, by and among Performance Management Associates, Inc., James A. Wrisley and Paulette Wrisley, its Shareholders, and SM&A.
Filed on March 7, 2008 as Exhibit 2.3 to the registrant’s Annual Report on Form 8-K and incorporated herein by reference.

2.4	Amendment to Stock Purchase Agreement, by and among Project Planning, Inc., Richard Bowe, its Shareholder, and SM&A.
Filed on May 9, 2008 as Exhibit 2.4 to the registrant’s report on Form 10-Q and incorporated herein by reference.

2.5	Certificate of Merger of Foreign Corporation into a Domestic Corporation, as filed with the Secretary of State of the State of Delaware on October 21, 2008, pursuant to which SM&A’s wholly owned subsidiary Project Planning, Inc. was merged with and into SM&A, with SM&A surviving.
Filed herewith.

2.6	Certificate of Merger of Foreign Corporation into a Domestic Corporation, as filed with the Secretary of State of the State of Delaware on October 21, 2008, pursuant to which SM&A’s wholly owned subsidiary Performance Management Associates was merged with and into SM&A, with SM&A surviving.
Filed herewith.

2.7	Agreement and Plan of Merger by and among SM&A, Project Victor Holdings, Inc. and Project Victor Merger Sub, Inc.
Filed on October 31, 2008 as Exhibit 2.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

3.1	Certificate of Incorporation of SM&A, a Delaware corporation. Filed on December 6, 2006 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

3.2	Bylaws of SM&A, a Delaware corporation. Filed on December 6, 2006 as Exhibit 3.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

3.3	Agreement and Plan of Merger, between SM&A, a California corporation, and SM&A, a Delaware corporation.
Filed on December 6, 2006 as Exhibit 2.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.1	Amendment No. 1 to Employment Agreement of Cathy L. McCarthy. Filed on January 17, 2008 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.2	Amendment No. 2 to Employment Agreement of Cathy L. McCarthy dated August 28, 2008 by and between SM&A and Cathy L. McCarthy.
Filed on August 29, 2008 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.3	Executive Severance & Retention Agreement dated August 25, 2008 by and between SM&A and Cathy L. McCarthy.
Filed on August 29, 2008 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.4	Employment Agreement of Peter Pace. Filed on January 24, 2008 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.5	Amendment No. 1 to Employment Agreement of Peter Pace dated August 28, 2008 by and between SM&A and Peter Pace.
Filed on August 29, 2008 as Exhibit 10.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.6	Executive Severance & Retention Agreement dated August 25, 2008 by and between SM&A and Peter Pace.
Filed on August 29, 2008 as Exhibit 10.4 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.7	Form of Executive Severance & Retention Agreement of SM&A. Filed on August 29, 2008 as Exhibit 10.5 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.8	Executive Retention Agreement of SM&A dated August 25, 2008 by and between SM&A and Daniel Hart.
Filed on August 29, 2008 as Exhibit 10.6 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.9	Agreement entered into as of May 21, 2008 by and between Steven S. Myers and SM&A, a Delaware corporation. Filed on May 23, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

10.10	Amendment 1 to Settlement Agreement entered into as of August 6, 2008 by and between Steven S. Myers and SM&A, a Delaware corporation.
Filed on August 8, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

10.11	Amendment 2 to Settlement Agreement entered into as of September 30, 2008 by and between Steven S. Myers and SM&A, a Delaware corporation.
Filed on October 1, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

10.12	Amendment 3 to Settlement Agreement entered into as of October 17, 2008 by and between Steven S. Myers and SM&A, a Delaware corporation.
Filed on October 20, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

10.13	Credit Agreement dated May 1, 2008 between City National Bank and SM&A, a Delaware corporation.
Filed on May 6, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

10.14	Amendment 4 to Settlement Agreement entered into as of October 28, 2008 by and between Steven S. Myers and SM&A, a Delaware corporation.
Filed on October 31, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SM&A

(Registrant)

Dated: November 7, 2008	By:	/s/ JAMES R. ECKSTAEDT

James R. Eckstaedt
Executive Vice President, Finance
and Chief Financial Officer

Dated: November 7, 2008	By:	/s/ CATHY MCCARTHY

Cathy McCarthy
President and Chief Executive Officer

EXHIBIT INDEX

Exhibits	Description

2.1	Stock Purchase Agreement, by and among Project Planning, Inc., Richard Bowe, its Shareholder, and SM&A.
Filed on February 12, 2007 as Exhibit 99.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

2.2	Stock Purchase Agreement, by and among Performance Management Associates, Inc., James A. Wrisley and Paulette Wrisley, its Shareholders, and SM&A.
Filed on September 19, 2007 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

2.3	Amendment to Stock Purchase Agreement, by and among Performance Management Associates, Inc., James A. Wrisley and Paulette Wrisley, its Shareholders, and SM&A.
Filed on March 7, 2008 as Exhibit 2.3 to the registrant’s Annual Report on Form 8-K and incorporated herein by reference.

2.4	Amendment to Stock Purchase Agreement, by and among Project Planning, Inc., Richard Bowe, its Shareholder, and SM&A.
Filed on May 9, 2008 as Exhibit 2.4 to the registrant’s report on Form 10-Q and incorporated herein by reference.

2.5	Certificate of Merger of Foreign Corporation into a Domestic Corporation, as filed with the Secretary of State of the State of Delaware on October 21, 2008, pursuant to which SM&A’s wholly owned subsidiary Project Planning, Inc. was merged with and into SM&A, with SM&A surviving.
Filed herewith.

Exhibits	Description

2.6	Certificate of Merger of Foreign Corporation into a Domestic Corporation, as filed with the Secretary of State of the State of Delaware on October 21, 2008, pursuant to which SM&A’s wholly owned subsidiary Performance Management Associates was merged with and into SM&A, with SM&A surviving.
Filed herewith.

2.7	Agreement and Plan of Merger by and among SM&A, Project Victor Holdings, Inc. and Project Victor Merger Sub, Inc.
Filed on October 31, 2008 as Exhibit 2.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

3.1	Certificate of Incorporation of SM&A, a Delaware corporation. Filed on December 6, 2006 as Exhibit 3.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

3.2	Bylaws of SM&A, a Delaware corporation. Filed on December 6, 2006 as Exhibit 3.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

3.3	Agreement and Plan of Merger, between SM&A, a California corporation, and SM&A, a Delaware corporation.
Filed on December 6, 2006 as Exhibit 2.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.1	Amendment No. 1 to Employment Agreement of Cathy L. McCarthy. Filed on January 17, 2008 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.2	Amendment No. 2 to Employment Agreement of Cathy L. McCarthy dated August 28, 2008 by and between SM&A and Cathy L. McCarthy.
Filed on August 29, 2008 as Exhibit 10.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.3	Executive Severance & Retention Agreement dated August 25, 2008 by and between SM&A and Cathy L. McCarthy.
Filed on August 29, 2008 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.4	Employment Agreement of Peter Pace. Filed on January 24, 2008 as Exhibit 99.1 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.5	Amendment No. 1 to Employment Agreement of Peter Pace dated August 28, 2008 by and between SM&A and Peter Pace.
Filed on August 29, 2008 as Exhibit 10.3 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.6	Executive Severance & Retention Agreement dated August 25, 2008 by and between SM&A and Peter Pace.
Filed on August 29, 2008 as Exhibit 10.4 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.7	Form of Executive Severance & Retention Agreement of SM&A. Filed on August 29, 2008 as Exhibit 10.5 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.8	Executive Retention Agreement of SM&A dated August 25, 2008 by and between SM&A and Daniel Hart.
Filed on August 29, 2008 as Exhibit 10.6 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.9	Agreement entered into as of May 21, 2008 by and between Steven S. Myers and SM&A, a Delaware corporation. Filed on May 23, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

10.10	Amendment 1 to Settlement Agreement entered into as of August 6, 2008 by and between Steven S. Myers and SM&A, a Delaware corporation.
Filed on August 8, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

10.11	Amendment 2 to Settlement Agreement entered into as of September 30, 2008 by and between Steven S. Myers and SM&A, a Delaware corporation.
Filed on October 1, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

10.12	Amendment 3 to Settlement Agreement entered into as of October 17, 2008 by and between Steven S. Myers and SM&A, a Delaware corporation.
Filed on October 20, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

10.13	Credit Agreement dated May 1, 2008 between City National Bank and SM&A, a Delaware corporation.
Filed on May 6, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

Exhibits	Description

10.14	Amendment 4 to Settlement Agreement entered into as of October 28, 2008 by and between Steven S. Myers and SM&A, a Delaware corporation.
Filed on October 31, 2008 as Exhibit 10.1 to the registrant’s current report on Form 8-K and incorporated herein by reference.

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.